Form 10-Q
period 2001-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2001-12-21
CIK 1161364, 1161366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                       Commission File Numbers: 333-72440
                                                333-72440-01

                             Mediacom Broadband LLC
                         Mediacom Broadband Corporation*
           (Exact names of Registrants as specified in their charters)


              Delaware                                  06-1615412
              Delaware                                  06-1630167
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Numbers)

                              100 Crystal Run Road
                           Middletown, New York 10941
                    (Address of principal executive offices)


                                 (845) 695-2600
                         (Registrants' telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                                 Yes     No X
                                    ---    ---

     Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                     PART I
                                                     ------

                                                                                                           Page
                                                                                                           ----
  Item 1.  Financial Statements

           Mediacom Broadband LLC
           ----------------------
             Consolidated Balance Sheets -
                September 30, 2001 (unaudited)............................................................    1

             Consolidated Statements of Operations -
                Three Months Ended September 30, 2001 and Period from Inception (April 5, 2001) through
                September 30, 2001 (unaudited)............................................................    2

             Consolidated Statements of Cash Flows-
                Period from Inception (April 5, 2001) through September 30, 2001 (unaudited)..............    3

             Notes to Consolidated Financial Statements (unaudited).......................................    4

           Mediacom Systems (Predecessor Company)
           --------------------------------------

             Combined Balance Sheets -
                July 18, 2001 (unaudited) and December 31, 2000...........................................    8

             Combined Statements of Operations and Parent's Investment -
                Period from July 1, 2001 through July 18, 2001, Three Months Ended September 30, 2000,
                Period from January 1, 2001 through July 18, 2001 and Nine Months Ended September 30, 2000
                (unaudited)...............................................................................    9

             Combined Statements of Cash Flows -
                Period from January 1, 2001 through July 18, 2001 and Nine Months Ended
                September 30, 2000 (unaudited)............................................................   10

             Notes to Combined Financial Statements (unaudited)...........................................   11

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................................   16

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk..................................................................................   23

                                                     PART II
                                                     -------

  Item 6.  Exhibits and Reports on Form 8-K...............................................................   24

                                   ----------

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our exchange offer prospectus dated November 7, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS - MEDIACOM BROADBAND LLC

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                             September 30,
                                                                                 2001
                                                                             -----------
                               ASSETS                                        (Unaudited)
Cash and cash equivalents                                                    $    12,249
Subscriber accounts receivable, net of allowance for
   doubtful accounts of $1,184                                                    20,586
Prepaid expenses and other assets                                                  5,605
Investment in cable television systems:
   Inventory                                                                       4,203
   Property, plant and equipment, net of accumulated
     depreciation of $15,710                                                     550,534
   Intangible assets, net of accumulated amortization
     of $17,844                                                                1,575,555
                                                                             -----------
       Total investment in cable television systems                            2,130,292
Other assets, net of accumulated amortization of $414                             20,204
                                                                             -----------
       Total assets                                                          $ 2,188,936
                                                                             ===========


                    LIABILITIES, PREFERRED MEMBERS' INTERESTS
                               AND MEMBER'S EQUITY

LIABILITIES

   Debt                                                                      $ 1,202,000
   Accounts payable and accrued expenses                                         121,307
   Management fees payable                                                         1,368
   Deferred revenue                                                               10,316
                                                                             -----------
       Total liabilities                                                     $ 1,334,991
                                                                             -----------
PREFERRED MEMBERS' INTERESTS                                                     150,000
                                                                             -----------
MEMBER'S EQUITY

   Capital contributions                                                         725,000
   Accumulated deficit                                                           (21,055)
                                                                             -----------
       Total member's equity                                                     703,945
                                                                             -----------

       Total liabilities, preferred members' interests and member's equity   $ 2,188,936
                                                                             ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                            Inception
                                                       Three Months       (April 5, 2001)
                                                          Ended              through
                                                       September 30,       September 30,
                                                           2001               2001
                                                         --------           --------
Revenues                                                 $ 97,727           $ 97,940
Costs and expenses:
   Service costs                                           39,590             39,675
   Selling, general and administrative expenses            19,039             19,081
   Management fee expense                                   1,368              1,368
   Depreciation and amortization                           33,818             33,968
                                                         --------           --------
Operating income                                            3,912              3,848
                                                         --------           --------
Interest expense, net                                      20,604             20,848
Other expenses                                                435                435
                                                         --------           --------
Net loss                                                 $(17,127)          $(17,435)
                                                         ========           ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                            Inception
                                                                                         (April 5, 2001)
                                                                                             through
                                                                                          September 30,
                                                                                              2001
                                                                                           -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                $   (17,435)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                            33,968
       Changes in assets and liabilities, net of effects from acquisitions:
          Subscriber accounts receivable                                                       (20,577)
          Prepaid expenses and other assets                                                     (5,605)
          Accounts payable and accrued expenses                                                 79,148
          Management fees payable                                                                1,368
          Deferred revenue                                                                      10,316
                                                                                           -----------
              Net cash flows provided by operating activities                                   81,183
                                                                                           -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                        (12,533)
   Acquisitions of cable television systems                                                 (2,109,153)
   Other, net                                                                                      (42)
                                                                                           -----------
              Net cash flows used in investing activities                                   (2,121,728)
                                                                                           -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                            1,257,000
   Repayment of debt                                                                           (55,000)
   Preferred members' interests                                                                150,000
   Dividend payment to affiliate                                                                (3,620)
   Capital contributions                                                                       725,000
   Financing costs                                                                             (20,586)
                                                                                           -----------
              Net cash flows provided by financing activities                                2,052,794
                                                                                           -----------
              Net increase in cash and cash equivalents                                         12,249

CASH AND CASH EQUIVALENTS, beginning of period                                                      --
                                                                                           -----------
CASH AND CASH EQUIVALENTS, end of period                                                   $    12,249
                                                                                           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

         Cash paid during the period for interest                                          $     4,280
                                                                                           ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom Broadband LLC ("Mediacom Broadband," and collectively with its subsidiaries, the "Company"), a Delaware limited liability company, was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC ("AT&T Broadband"). Through these cable systems (the "AT&T systems"), the Company provides entertainment, information and telecommunications services to its subscribers. As of September 30, 2001, the Company had acquired and was operating cable television systems in the states of Georgia, Illinois, Iowa and Missouri.

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, was organized in May 2001 for the sole purpose of acting as co-issuer with Mediacom Broadband of $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation does not conduct operations of its own.

     The Company was initially capitalized on June 29, 2001 with an equity contribution of $336.4 million from the Company's parent and manager, Mediacom Communications Corporation ("MCC"), a Delaware corporation. On July 18, 2001, the Company received an additional equity contribution of $388.6 million from MCC and a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly-owned by MCC.

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements as of September 30, 2001 are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001. The unaudited consolidated financial statements and footnote disclosures should be read in conjunction with the audited combined financial statements and related notes thereto for the year ended December 31, 2000 as disclosed in the Company's exchange offer prospectus dated November 7, 2001 filed with the Securities and Exchange Commission.

     Prior to the June 29, 2001 acquisition of certain cable systems from affiliates of AT&T Broadband the Company had no active business operations (see
Note 3). All financial information required for the periods prior to the dates of the AT&T systems acquisitions are included in the Mediacom Systems (Predecessor Company) combined financial statements included in this filing.

   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accounted for as indefinite life intangible assets. For the periods ended September 30, 2001, the Company has continued to amortize all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment, the Company will cease amortizing them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

(3)  Acquisitions

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.79 billion. The purchase price has been preliminarily allocated as follows: approximately $470.0 million to property, plant and equipment and approximately $1.32 billion to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. These acquisitions were financed with MCC's $388.6 million equity contribution on July 18, 2001, the $150.0 million preferred equity investment by subsidiaries of Mediacom LLC, the net proceeds from the Company's private offering of 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities.

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $308.1 million. The purchase price has been preliminarily allocated as follows: approximately $83.7 million to property, plant and equipment and approximately $224.4 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with MCC's $336.4 million equity contribution on June 29, 2001.

     These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition.

   Unaudited Pro Forma Information

     The Company has reported the operating results of the acquired systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the acquired systems as if such transactions had been consummated on January 1, 2000. This financial information has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the acquired systems been consummated at the beginning of the period presented.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 2001                 2000
                                                                              -----------         -----------
                                                                                   (dollars in thousands)
Revenues................................................................      $   347,178         $   323,197
Operating expenses and costs:
   Service costs........................................................          176,329             160,208
   Selling, general and administrative expenses.........................           42,081              29,941
   Management fee expense...............................................           19,993              15,354
   Depreciation and amortization........................................          137,585             136,868
   Restructuring charge                                                               570                   -
                                                                              -----------         -----------
Operating loss..........................................................          (29,380)            (19,174)
                                                                              -----------         -----------
Net loss................................................................      $   (88,804)        $  (110,365)
                                                                              ===========         ===========


(4)  Debt

As of September 30, 2001, debt consisted of (dollars in thousands):

Bank credit facilities (a) ....................................... $  802,000
11% senior notes (b) .............................................    400,000
                                                                   ----------
                                                                   $1,202,000
                                                                   ==========

     (a) On July 18, 2001, the operating subsidiaries of Mediacom Broadband entered into a $1.4 billion senior secured credit facility. The subsidiary credit facility consists of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. The subsidiary credit facility requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The subsidiary credit facility also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The operating subsidiaries of Mediacom Broadband were in compliance with all covenants of the subsidiary credit facility as of September 30, 2001.

     (b) On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the "Issuers") jointly issued $400.0 million aggregate principal amount of 11% senior notes due June 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. Interest accrues at 11% per annum, beginning from the date of issuance and is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2002. The Issuers were in compliance with the indenture governing the 11% Senior Notes as of September 30, 2001.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The average interest rate on outstanding debt under the subsidiary credit facilities was 6.0% for the three months ended September 30, 2001.

     The stated maturities of all debt outstanding as of September 30, 2001 are as follows (dollars in thousands):

     2002........................................................ $          -
     2003........................................................            -
     2004........................................................        8,500
     2005........................................................       35,000
     2006........................................................       42,500
     Thereafter .................................................    1,116,000
                                                                  ------------
                                                                  $  1,202,000
                                                                  ============

(5)  Preferred Members' Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the $2.1 billion purchase price for the Company's acquisitions of the AT&T systems.

(6)  Member's Equity

     On June 29, 2001, MCC made a $336.4 million equity contribution to the Company. MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001. The proceeds from these equity contributions were used to fund a portion of the $2.1 billion purchase price for the Company's acquisitions of the AT&T systems.

(7)  Recent Developments

     The Company utilizes Excite@Home to provide its customers with high-speed Internet service. On September 28, 2001, Excite@Home filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in San Francisco. On November 30, 2001 the bankruptcy court authorized, but did not direct, Excite@Home to terminate services to cable customers. On December 3, 2001, the Company entered into an agreement with Excite@Home that obligates Excite@Home to provide continuous high-speed Internet service to the Company's customers through the end of February 2002. This agreement was approved by the bankruptcy court on December 11, 2001.

     The Company's manager has developed and begun to implement a transition plan that will enable the Company to continue to provide high-speed Internet service to its customers after February 2002. There can be no assurance that the Company will be able to continue to provide high-speed Internet service to its customers without disruptions.

ITEM 1. FINANCIAL STATEMENTS - MEDIACOM SYSTEMS (PREDECESSOR COMPANY)

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                                    July 18,         December 31,
                                                                                      2001               2000
                                                                                  ------------      -------------
                                                                                   (unaudited)
Assets
Cash and cash equivalents                                                         $     12,056      $      21,154
Trade and other receivables, net of allowance for doubtful accounts of $798
     and $1,649 at July 18, 2001 and December 31, 2000, respectively                     7,203             17,306
Property and equipment, at cost:
     Land                                                                                3,642              4,259
     Distribution systems                                                              505,622            539,322
     Support equipment and buildings                                                    42,898             48,011
                                                                                  ------------      -------------
                                                                                       552,162            591,592
     Less accumulated depreciation                                                     138,095            108,600
                                                                                  ------------      -------------
         Property and equipment, net                                                   414,067            482,992
Intangible assets, net                                                               1,508,314          1,778,941
Other assets                                                                             6,467              6,961
                                                                                  ------------      -------------
         Total assets                                                             $  1,948,107      $   2,307,354
                                                                                  ============      =============

Liabilities and Parent's Investment

Accounts payable                                                                  $      2,219      $       3,291
Accrued liabilities                                                                     14,441             20,715
Deferred tax liability                                                                 675,629            790,264
                                                                                  ------------      -------------
         Total liabilities                                                             692,289            814,270
Parent's investment (note 3)                                                         1,255,818          1,493,084
Commitments and contingencies (note 5)
                                                                                  ------------      -------------
         Total liabilities and parent's investment                                $  1,948,107      $   2,307,354
                                                                                  ============      =============

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

            COMBINED STATEMENTS OF OPERATIONS AND PARENT'S INVESTMENT
                                 (in thousands)
                                   (Unaudited)

                                              July 1, 2001          Three Months        January 1, 2001       Nine Months
                                                through                Ended                through              Ended
                                             July 18, 2001       September 30, 2000      July 18, 2001      September 30, 2000
                                             -------------       ------------------      -------------      ------------------
Revenue                                       $    19,247           $   110,737          $   249,238           $   323,197
Costs and expenses:
     Operating (note 3)                            12,235                54,809              136,654               160,208
     Selling, general and
       administrative                               2,165                10,676               23,000                29,941
     Management fees (note 3)                       2,810                 6,403               18,625                15,354
     Restructuring charge (note 4)                     --                    --                  570                    --
     Depreciation                                   3,755                18,795               48,327                53,310
     Amortization                                   2,880                16,023               35,283                48,426
                                              -----------           -----------          -----------           -----------
Operating (loss) income before
    income taxes                                   (4,598)                4,031              (13,221)               15,958
     Gain on disposition of assets                     --                    --               11,877                    --
                                              -----------           -----------          -----------           -----------
Net (loss) income before taxes                     (4,598)                4,031               (1,344)               15,958
Provision for income taxes (benefit)               (1,892)                1,611                 (933)                6,378
                                              -----------           -----------          -----------           -----------
         Net (loss) income                         (2,706)                2,420                 (411)                9,580
Parent's investment:
Beginning of period                             1,263,755             1,488,382            1,493,084             1,468,567
Change in transfers from parent, net
    (note 3)                                       (5,231)                3,198               64,695                15,853
Disposed cable systems                                 --                    --             (301,550)                   --
                                              -----------           -----------          -----------           -----------
End of period                                 $ 1,255,818           $ 1,494,000          $ 1,255,818           $ 1,494,000
                                              ===========           ===========          ===========           ===========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            January 1, 2001        Nine Months
                                                                                through               Ended
                                                                             July 18, 2001      September 30, 2000
                                                                             -------------      ------------------
Cash Flows From Operating Activities
Net (loss) income                                                              $    (411)          $   9,580
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Gain on disposition of assets                                                (11,877)                  -
    Depreciation and amortization                                                 83,610             101,736
    Deferred tax benefit                                                        (114,635)            (18,137)
    Changes in operating assets and liabilities:
       Decrease (increase) in trade and other receivables                          8,658                 268
       Increase (decrease) in other assets                                           336              (2,061)
       Increase (decrease) in accounts payable                                      (360)             (1,819)
       Decrease in accrued liabilities                                            (4,432)               (207)
                                                                               ---------           ---------
       Net cash (used in) provided by operating activities                       (39,111)             89,360
                                                                               ---------           ---------
Cash Flows From Investing Activities

     Capital expenditures for property and equipment                             (34,490)           (103,955)
     Other                                                                          (192)                  -
                                                                               ---------           ---------
       Net cash used in investing activities                                     (34,682)           (103,955)
                                                                               ---------           ---------
Cash Flows From Financing Activities

     Change in transfers from parent, net                                         64,695              15,853
                                                                               ---------           ---------
Net change in cash and cash equivalents                                           (9,098)              1,258
Cash and cash equivalents at beginning of period                                  21,154              18,082
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $  12,056           $  19,340
                                                                               =========           =========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

     Effective upon the end of business on June 29, 2001, subsidiaries of AT&T Corp. ("AT&T") sold to Mediacom Communications Corporation ("Mediacom") certain cable television systems serving approximately 94,000 customers located primarily in Missouri, and wholly owned by various cable subsidiaries and partnerships of AT&T (the "Missouri Mediacom Systems") for cash proceeds of approximately $308 million. AT&T recognized an estimated gain on the sale of the Missouri Systems of approximately $12 million. The results of operations and cash flows of the Missouri Systems are included in the combined financial statements through June 29, 2001.

     Effective July 18, 2001, subsidiaries of AT&T sold to Mediacom certain cable television systems serving approximately 706,000 customers located primarily in Iowa, Georgia and Southern Illinois, and wholly owned by various cable subsidiaries and partnerships of AT&T. These cable systems combined with the Missouri Mediacom Systems are collectively referred to herein as the "Mediacom Systems" except that the balance sheet at July 18, 2001, excludes the Missouri Mediacom Systems sold effective June 29, 2001.

     In the opinion of management of the Mediacom Systems, the accompanying unaudited combined financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented by the Mediacom Systems. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited combined financial statements and footnote disclosures should be read in conjunction with the audited combined financial statements and related notes thereto for the year ended December 31, 2000.

     The accompanying unaudited combined financial statements include the specific accounts directly related to the activities of the Mediacom Systems. All significant inter-system accounts and transactions have been eliminated in combination. The combined net assets of the Mediacom Systems are referred to as "Parent's Investment."

     On March 9, 1999, AT&T acquired AT&T Broadband, LLC ("AT&T Broadband", formerly known as Tele-Communications, Inc.) in a merger (the "AT&T Merger"). In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. For financial reporting purposes, the AT&T Merger was deemed to have occurred on March 1, 1999.

     Certain costs of AT&T Broadband are charged to the Mediacom Systems based primarily on Mediacom Systems' number of customers (see note 3). Although such allocations are not necessarily indicative of the costs that would have been incurred by the Mediacom Systems on a stand alone basis, management of the Mediacom Systems believes that the resulting allocated amounts are reasonable.

     The net assets of the Mediacom Systems are held by various wholly-owned subsidiaries and partnerships of AT&T Broadband. Accordingly, the unaudited combined financial statements of the Mediacom Systems do not reflect all of the assets, liabilities, revenues and expenses that would be indicative of a stand-alone business. The financial condition, results of operations and cash flows of the Mediacom Systems could differ from reported results had the Mediacom Systems operated autonomously or as an entity independent of AT&T. In particular, no interest expense incurred by AT&T and its subsidiaries on their debt obligations has been allocated to the Mediacom Systems.

     The Mediacom Systems are included in the consolidated federal income tax return of AT&T and its affiliates. Combined income tax provisions or benefits, related to tax payments or refunds, and deferred tax balances of AT&T and its affiliates have been allocated to the Mediacom Systems based principally on the taxable income and tax credits directly attributable to the Mediacom Systems, essentially a stand alone presentation. These allocations reflect the Mediacom Systems' contribution to AT&T's consolidated taxable income and consolidated tax liability and tax credit position.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

     Cash and Cash Equivalents

     Cash and cash equivalents consist of deposits with banks and financial institutions that are unrestricted as to withdrawal or use and have maturities of less than 90 days.

     AT&T performs cash management functions on behalf of AT&T Broadband, including the Mediacom Systems. Substantially all of the Mediacom Systems' cash balances are swept to AT&T on a daily basis, where they are managed and invested by AT&T. Transfers of cash to and from AT&T are reflected as a component of Parent's investment, with no interest income or expense reflected. Net transfers to or from AT&T are assumed to be settled in cash. AT&T's capital contributions for purchase business combinations to the Mediacom Systems have been treated as non-cash transactions.

     Property and Equipment

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, labor and applicable overhead related to installations are capitalized. Interest capitalized was not significant for any periods presented.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sale of properties in their entirety.

     Intangible Assets

     Intangible assets consist primarily of franchise costs and intangibles for customer relationships. Franchise costs represent the difference between AT&T Broadband's allocated historical cost of acquired assets of the Mediacom Systems and amounts allocated to the tangible assets. Franchise costs and customer relationships are generally amortized on a straight-line basis over 25 to 40 and 10 years, respectively. Costs incurred by the Mediacom Systems in negotiating and renewing franchise agreements are amortized on a straight-line basis over the average lives of the franchise, generally 10 to 20 years.

     Impairment of Long-lived Assets

     Management of the Mediacom Systems periodically reviews the carrying amounts of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, based on an analysis of undiscounted cash flows, such loss is measured by the amount that the carrying value of such assets exceeds the fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

     Income Taxes

     The Mediacom Systems is not a separate taxable entity for federal and state income tax purposes and its results of operations are included in the consolidated federal and state income tax returns of AT&T and its affiliates. The Mediacom Systems' provision or benefit for income taxes is based upon its contribution to the overall income tax liability or benefit of AT&T and its affiliates.

     Revenue Recognition

     Revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

     Statement of Cash Flows

     Transactions effected through the intercompany account due to (from) parent have been considered constructive cash receipts and payments for purposes of the combined statement of cash flows.

     Stock-Based Compensation

     Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Mediacom Systems follow the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Supplemental Balance Sheet Information

     Intangible assets are summarized as follows (amounts in thousands):

                                                    July 18,       December 31,
                                                      2001             2000
                                                   ------------    ------------
Franchise costs                                    $  1,560,198    $  1,802,251
Other intangible assets                                  78,124          87,791
                                                   ------------    ------------
                                                      1,638,322       1,890,042
Less accumulated amortization                           130,008         111,101
                                                   ------------    ------------
                                                   $  1,508,314    $  1,778,941
                                                   ============    ============

     Amortization expense on franchise costs was $30.5 million and $41.8 million for the periods ending July 18, 2001 and September 30, 2000, respectively. Amortization expense for other intangible assets was $4.8 million and $6.6 million for the periods ending July 18, 2001 and September 30, respectively.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  Parent's Investment

     Parent's Investment in the Mediacom Systems is summarized as follows (amounts in thousands):

                                                    July 18,      December 31,
                                                     2001             2000
                                                  -----------     ------------
Transfers from parent, net                        $ 1,228,908     $  1,465,763
Cumulative net income since March 1, 1999              26,910           27,321
                                                  -----------     ------------
                                                  $ 1,255,818     $  1,493,084
                                                  ===========     ============

     The non-interest bearing transfers from parent include AT&T Broadband's equity in acquired systems, programming charges, management fees and advances for operations, acquisitions and construction costs, as well as the amounts charged as a result of the allocation of certain costs from AT&T.

     As a result of AT&T's 100% ownership of the Mediacom Systems, the transfers from parent amounts have been classified as a component of Parent's Investment in the accompanying combined balance sheets.

     The Mediacom Systems purchase, at AT&T Broadband's cost, certain pay television and other programming through a certain indirect subsidiary of AT&T Broadband. Charges for such programming are included in operating expenses in the accompanying combined financial statements.

     Certain subsidiaries of AT&T Broadband provide administrative services to the Mediacom Systems and have assumed managerial responsibility of the Mediacom Systems' cable television system operations and construction. As compensation for these services, the Mediacom Systems pay a monthly management fee calculated on a per-subscriber basis.

     The parent transfers and expense allocation activity consist of the following (amounts in thousands):

                                           January 1, 2001        Nine months
                                              through               ended
                                           July 18, 2001      September 30, 2000
                                           -------------      ------------------
Beginning of period                         $ 1,465,763           $ 1,451,270
         Programming charges                     77,287                92,344
         Management fees                         18,625                15,354
         Cash transfers                         (31,217)              (91,845)
         Disposal of cable systems             (301,550)                    -
                                            -----------           -----------
End of period                               $ 1,228,908           $ 1,467,123
                                            ===========           ===========


(4)  Restructuring Charge

     As part of a cost reduction plan undertaken by AT&T Broadband in 2001, approximately 63 employees of the Mediacom Systems were terminated, resulting in a restructuring charge of approximately $570,000 during the first quarter of 2001. Terminated employees primarily performed customer service and field operations functions. The restructuring charge consists of severance and other employee benefits. As of July 18, 2001, all of the charge has been paid in cash.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  Commitments and Contingencies

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications Act of 1996 (the "1996 Act"), in their local franchise area.

     Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier.

     Management of the Mediacom Systems believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received.

     Certain plaintiffs have filed or threatened separate class action complaints against cable systems across the United States alleging that the systems' delinquency constitutes an invalid liquidated damage provision, a breach of contact, and violates local consumer protection statutes. Plaintiffs seek recovery of all late fees paid to the subject systems as a class purporting to consist of all subscribers who were assessed such fees during the applicable limitation period, plus attorney fees and costs. In December 2000, a settlement agreement was approved by the court with respect to certain late fee class action complaints, which involves certain subscribers of the Mediacom Systems. Certain other plaintiff suits involving the Mediacom Systems remain unresolved. The December 2000 settlement and any future settlements are not expected to have a material impact on the Mediacom Systems' financial condition or results of operations.

     The Mediacom Systems have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Mediacom Systems may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     On June 29, 2001, Mediacom Broadband LLC ("Mediacom Broadband" and collectively with its subsidiaries, the "Company") completed the acquisition of cable systems in Missouri from affiliates of AT&T Broadband, LLC for a purchase price of approximately $308.1 million. On July 18, 2001, the Company completed the acquisition of cable systems in Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.8 billion in cash. The Missouri systems, together with the Georgia, Illinois and Iowa systems, are collectively referred to herein as the "AT&T systems". Prior to June 29, 2001, the Company had no active business operations.

     The following discussion and analysis is based on the Company's financial condition and results of operations from the dates of acquisition discussed above and the historical combined financial statements of the AT&T systems (referred to herein as the Mediacom Systems Combined Financial Statements) prior to the acquisitions. The Company believes the historical combined financial statements of the AT&T systems do not reflect changes that have occurred as a result of the Company's acquisitions. Furthermore, the Company believes the discussion and analysis of the financial condition and results of operations set forth below are not indicative nor should they be relied upon as an indicator of its future performance based upon the following issues:

     o Management Fees - The Company's manager, Mediacom Communications Corporation ("MCC"), a Delaware corporation, replaced AT&T Broadband as the manager of the AT&T systems, and AT&T Broadband is no longer entitled to receive management fees from the AT&T systems. For the nine months ended September 30, 2000 and the period from January 1, 2001 through July 18, 2001, combined management fees for the AT&T systems represented 4.8% and 7.5%, respectively, of the AT&T systems' combined revenue. By comparison, for the period from Inception (April 5, 2001) through September 30, 2001, the Company's management fees represented 1.4% of its revenues.

     o Service Costs and Selling, General and Administrative Expenses - Certain service costs and selling, general and administrative expenses are classified differently in Company's consolidated statement of operations than they are in the historical combined financial statements of the AT&T systems. The principal items which are classified differently are bad debt expense, franchise fees and taxes and certain employee expenses. The result of the classification differences, for the three and nine months ended September 30, 2001, was to decrease service costs and increase selling, general and administrative expenses by approximately $9.0 million for each of the periods.

     o Programming - The Company believes that programming costs for its cable systems will initially increase by up to $7.8 million per annum because certain volume discounts historically received by such cable systems from AT&T Broadband are not available under the Company's manager's existing arrangements with programming suppliers. However, the Company has begun to achieve certain cost savings relating to plant operations, employee costs and billing expenses that it believes will substantially offset the increase to programming costs that it initially expects to incur. In addition, these cost savings do not include programming discounts the Company's manager expects to realize as a result of the significant increase in the number of basic subscribers it serves with the completion of the AT&T acquisitions.

     o Interest Expense - Historically, the AT&T systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband. As a result of the Company's acquisitions of the AT&T systems and the financings related to such acquisitions, the Company has a substantial amount of indebtedness.

     o Provision for Income Taxes - The AT&T systems are not separate taxable entities for federal and state income tax purposes and their results of operations have been included in the consolidated federal and state income tax returns of AT&T Corp. ("AT&T") and its affiliates. The provision for income taxes in the historical combined financial statements of the AT&T systems is based upon the AT&T systems' contribution to the overall income tax liability or benefit of AT&T and its affiliates. Under the Company's ownership, the AT&T systems are organized as limited liability companies and are subject to minimum income taxes.

Organization

     Mediacom Broadband was organized as a Delaware limited liability company in April 2001 and serves as a holding company for its operating subsidiaries. It commenced operations with the acquisition of the AT&T systems in Missouri on June 29, 2001. Mediacom Broadband Corporation, Mediacom Broadband's wholly-owned subsidiary, was organized as a Delaware corporation in May 2001 for the sole purpose of acting as a co-issuer with Mediacom Broadband of the 11% senior notes due 2013 and does not conduct operations of its own. Mediacom Broadband's parent and manager Mediacom Communications Corporation, was organized as a Delaware corporation in November 1999. See Note 1 of the Company's consolidated financial statements.

Acquisitions

     All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

     On July 18, 2001, the Company completed the acquisitions of AT&T systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.79 billion, after preliminary closing adjustments. These transactions include cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

     On June 29, 2001, the Company completed the acquisition of AT&T systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $308.1 million, after preliminary closing adjustments. This transaction comprises cable systems serving Columbia, Jefferson City and Springfield, Missouri.

General

     EBITDA represents operating loss before depreciation and amortization and restructuring charge. EBITDA:

     o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included herein because the Company's management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

Results of Operations

     The following historical information includes the results of operations of the Company subsequent to its acquisitions of the AT&T systems on June 29 and July 18, 2001, and the historical results of predecessor operations prior to those dates.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000


                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                              2001(1)              2000
                                                             ---------           ---------
                                                                 (dollars in thousands)
Revenues ...............................................     $ 116,974           $ 110,737
Costs and expenses:
   Service costs .......................................        51,825              54,809
   Selling, general and
     administrative expenses ...........................        21,204              10,676
   Management fee expense ..............................         4,178               6,403
   Depreciation and amortization .......................        40,453              34,818
                                                             ---------           ---------
Operating (loss) income ................................          (686)              4,031
                                                             ---------           ---------
Interest expense, net ..................................        20,604                   -
Other expenses .........................................           435                   -
                                                             ---------           ---------
Net (loss) income before income taxes ..................     $ (21,725)          $   4,031
(Benefit) provision for income taxes ...................        (1,892)              1,611
                                                             ---------           ---------
Net (loss) income ......................................     $ (19,833)          $   2,420
                                                             =========           =========

Other Data:
EBITDA .................................................     $  39,767           $  38,849
EBITDA margin(2) .......................................          34.0%               35.1%


----------
(1) Represents the actual results of the Company's operations July 1, 2001 to September 30, 2001 and the Mediacom Systems combined results of operations from July 1, 2001 through July 18, 2001. This information is presented for comparative purposes only.

(2)  Represents EBITDA as a percentage of revenues.

     Revenues. Revenues increased 5.6% to $117.0 million for the three months ended September 30, 2001 as compared to $110.7 million for the three months ended September 30, 2000. Revenues increased principally as a result of an increase in the average monthly basic service rate charged to subscribers, growth of cable modem customers and an increase in pay-per-view and advertising sales revenue, offset in part by a decrease in basic subscribers.

     Service costs. Service costs decreased 5.4% to $51.8 million for the three months ended September 30, 2001 as compared to $54.8 million for the three months ended September 30, 2000. These costs decreased primarily as a result of classification differences amounting to approximately $9.0 million, offset by higher programming expenses and cable modem service costs. As a percentage of revenues, service costs were 44.3% for the three months ended September 30, 2001, as compared with 49.5% for the three months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 98.6% to $21.2 million for the three months ended September 30, 2001 as compared to $10.7 million for the three months ended September 30, 2000. These costs increased primarily as a result of classification differences amounting to approximately $9.0 million and an increase in marketing, advertising and office expenses. As a percentage of revenues, selling, general and administrative expenses were 18.1% for the three months ended September 30, 2001 as compared with 9.6% for the three months ended September 30, 2000.

         Management fee expense. Management fee expense decreased 34.7% to $4.2 million for the three months ended September 30, 2001 as compared to $6.4 million the three months ended September 30, 2000. As a percentage of revenues, management fee expense was 3.6% for the three months ended September 30, 2001 as compared with 5.8% for the three months ended September 30, 2000. The decrease was primarily due to the lower management fees charged to the Company subsequent to its acquisitions of the AT&T systems.

     Depreciation and amortization. Depreciation and amortization increased 16.2% to $40.5 million for the three months ended September 30, 2001 as compared to $34.8 million for the three months ended September 30, 2000. This increase was substantially due to the preliminary purchase price allocation in connection with the Company's acquisitions of the AT&T systems.

     Interest expense, net. Interest expense, net, was $20.6 million for the three months ended September 30, 2001. This amount represents interest on financings for the Company's acquisitions of the AT&T systems. Historically, the AT&T systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Other expenses. Other expense was $435,000 for the three months ended September 30, 2001. This amount represents fees on unused credit commitments under the Company's credit facility.

     (Benefit) provision for income taxes. The (Benefit) for income taxes was $1.9 million for the three months ended September 30, 2001, as compared to a provision for income taxes of $1.6 million for the three months ended September 30, 2000. This change was primarily due to lower taxable income for the three months ended September 30, 2001. The Company had no provision for income taxes for the three months ended September 30, 2001.

     Net (loss) income. Due to the factors described above, the Company generated a net loss of $19.8 million for the three months ended September 30, 2001 as compared to net income of $2.4 million for the three months ended September 30, 2000.

     EBITDA. EBITDA increased 2.4% to $39.8 million for the three months ended September 30, 2001 as compared to $38.8 million for the three months ended September 30, 2000. EBITDA increased primarily due to the increase in revenues and decrease in management fees described above, offset by the increases in programming, marketing and advertising expenses described above. As a percentage of revenues, EBITDA was 34.0% for the three months ended September 30, 2001 as compared with 35.1% for the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                           2001(1)              2000
                                                          ---------           ---------
                                                              (dollars in thousands)
Revenues ..............................................   $ 347,178           $ 323,197
Costs and expenses:
   Service costs ......................................     176,329             160,208
   Selling, general and
     administrative expenses ..........................      42,081              29,941
   Management fee expense .............................      19,993              15,354
   Restructuring charge ...............................         570                   -
   Depreciation and amortization ......................     117,578             101,736
                                                          ---------           ---------
Operating (loss) income ...............................      (9,373)             15,958
                                                          ---------           ---------
Interest expense, net .................................      20,848                   -
Other expenses (income) ...............................         435                   -
Gain on disposition of assets .........................      11,877                   -
                                                          ---------           ---------
Net (loss) income before taxes ........................     (18,779)             15,958
(Benefit) provision for income taxes ..................        (933)              6,378
                                                          ---------           ---------
Net (loss) income .....................................   $ (17,846)          $   9,580
                                                          =========           =========

Other Data:
EBITDA ................................................   $ 108,775           $ 117,694
EBITDA margin(2) ......................................        31.3%               36.4%


----------
(1) Represents the actual results of the Company's operations from Inception (April 5, 2001) to September 30, 2001 and the Mediacom Systems combined results of operations from January 1, 2001 through July 18, 2001. This information is presented for comparative purposes only.

(2)  Represents EBITDA as a percentage of revenues.

     Revenues. Revenues increased 7.4% to $347.2 million for the nine months ended September 30, 2001 as compared to $323.2 million for the nine months ended September 30, 2000. Revenues increased principally as a result of an increase in the average monthly basic service rate charged to subscribers, growth of cable modem customers and an increase in pay-per-view and advertising sales revenue, offset in part by a decrease in basic subscribers.

     Service costs. Service costs increased 10.1% to $ 176.3 million for the nine months ended September 30, 2001 as compared to $160.2 million for the nine months ended September 30, 2000. The increase was due principally to higher programming and cable modem service costs, partially offset by classification differences amounting to approximately $9.0 million. As a percentage of revenues, service costs were 50.8% for the nine months ended September 30, 2001, as compared with 50.0% for the nine months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 40.5% to $42.1 million for the nine months ended September 30, 2001 as compared to $ 29.9 million for the nine months ended September 30, 2000. These costs increased primarily as a result of classification differences amounting to approximately $9.0 million and an increase in marketing, advertising and office expenses. As a percentage of revenues, selling, general and administrative expenses were 12.1% for the nine months ended September 30, 2001 as compared with 9.3% for the nine months ended September 30, 2000.

     Restructuring charge. Restructuring charge was $570,000 for the nine months ended September 30, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the Georgia systems were terminated resulting in a one-time charge.

     Management fee expense. Management fee expense increased 20.2% to $20.0 million for the nine months ended September 30, 2001 as compared to $15.4 million the nine months ended September 30, 2000. As a percentage of revenues, management fee expense was 5.8% for the nine months ended September 30, 2001 as compared with 4.8% for the nine months ended September 30, 2000. This increase was due to higher management fees charged by the manager of the AT&T systems on a per subscriber basis.

     Depreciation and amortization. Depreciation and amortization increased 15.6% to $117.6 million for the nine months ended September 30, 2001 as compared to $101.7 million for the nine months ended September 30, 2000. This increase was substantially due to capital expenditures associated with the upgrade of the cable systems and the preliminary purchase price allocation in connection with the Company's acquisitions of the AT&T systems.

     Interest expense, net. Interest expense, net, was $20.8 million for the nine months ended September 30, 2001. This amount represents interest on financings for the Company's acquisitions of the AT&T systems. Historically, the AT&T systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Other expenses. Other expense was $435,000 for the nine months ended September 30, 2001. This amount represents fees on unused credit commitments under the Company's credit facility.

     Gain on disposition of assets. The financial statements for the nine months ended September 30, 2001 included a gain of approximately $11.9 million on the sale of the Missouri systems to the Company. This gain will not impact the future results of the Company.

     (Benefit) Provision for income taxes. Provision for income taxes decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to lower taxable income. This decrease was partially offset by deferred taxes incurred from the sale of the Missouri systems.

     Net (loss) income. Due to the factors described above, the Company generated a net loss of $17.8 million for the nine months ended September 30, 2001 as compared to net income of $9.6 million for the nine months ended September 30, 2000.

     EBITDA. EBITDA decreased 7.6% to $108.8 million for the nine months ended September 30, 2001 as compared to $117.7 million for the nine months ended September 30, 2000. EBITDA decreased because the increase in revenues was more than offset by increases in programming costs, marketing and advertising expenses and management fees. As a percentage of revenues, EBITDA was 31.2% for the nine months ended September 30, 2001, as compared with 36.4% for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

   Investing Activities

     On July 18, 2001, the Company completed the acquisitions of AT&T systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.79 billion, after preliminary closing adjustments.

     On June 29, 2001, the Company completed the acquisition of AT&T systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $308.1 million, after preliminary closing adjustments.

     The Company expects to spend approximately $60.0 million on capital expenditures for the period from inception through the end of 2001. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary credit facility. By December 2001, the Company expects that 54% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 54% of its homes passed will have two-way communications. The Company's capital expenditures were $12.5 million for the period from inception through September 30, 2001.

   Financing Activities

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the "Issuers") jointly issued $400.0 million aggregate principal amount of 11% senior notes due June 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. The proceeds were used to fund a portion of the $2.1 billion purchase price for the acquisitions of the AT&T systems.

     On June 29, 2001, MCC made a $336.4 million equity contribution to the Company. MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001. The proceeds were used to fund a portion of the $2.1 billion purchase price for the acquisitions of the AT&T systems.

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband entered into a $1.4 billion senior secured credit facility. The credit facility consists of a $600 million revolving credit facility, a $300 million tranche A term loan and a $500 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. Borrowings under this facility, in the amount of $855.0 million, were used to fund a portion of the purchase price for the acquisitions of the AT&T systems. As of

September 30, 2001 the Company had approximately $598.0 million of unused credit commitments under its subsidiary credit facility.

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the $2.1 billion purchase price of its acquisitions of AT&T systems.

     As of September 30, 2001, the Company's debt was $1.2 billion and it was in compliance with all of the financial and other covenants in its subsidiary credit facility and public debt indenture. In addition, the Company's weighted average cost of indebtedness was 7.6% and approximately 33% of its outstanding indebtedness was at fixed interest rates at such date.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete its future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be accounted for as indefinite life intangible assets. For the periods ended September 30, 2001, the Company has continued to amortize all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment, the Company will cease amortizing them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to some market risk due to the floating interest rate under its subsidiary credit facility. The Company's subsidiary credit facility has interest payments based on a floating rate (a base rate or LIBOR, at its option) plus a variable amount based on operating results. Three month LIBOR at September 30, 2001 was 2.59%. A 1.0% increase in LIBOR would result in a $8.0 million pro forma annual increase in interest expense. The Company expects any new financing arrangements to expose it to similar risks. See Note 4 to the Company's consolidated financial statements.

     Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and lease payments and reducing its funds available for capital investment, operations or other purposes. In addition, a substantial portion of the Company's cash flow must be used to service its debt, which may affect its ability to make future acquisitions or capital expenditures. The Company may from time to time use interest rate protection agreements to minimize its exposure to interest rate fluctuation. However, there can be no assurance that hedges will be implemented, or if implemented will achieve the desired effect. The Company may experience loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

                                                 Expected Maturity
                     -----------------------------------------------------------------------
                                         (All dollar amounts in thousands)

                        2002        2003        2004        2005        2006      Thereafter       Total     Fair Value
                        ----        ----        ----        ----        ----      ----------       -----     ----------
Fixed rate           $      -   $       -    $      -    $      -     $     -     $ 400,000      $ 400,000    $ 401,000

Weighted average
  interest rate          11.0%       11.0%       11.0%       11.0%       11.0%         11.0%          11.0%

Variable rate        $      -   $       -    $  8,500    $ 35,000     $42,500     $ 716,000      $ 802,000    $ 802,000
Weighted average
  interest rate           6.0%        6.0%        6.0%        6.0%        6.0%          6.0%           6.0%

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                          Exhibit Description
------                          -------------------

4.1 Indenture relating to the 11% Senior Notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation, dated as of June 29, 2001 (1)

10.1 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband subsidiary credit facility (1)

(b) Reports on Form 8-K

    None.

--------------
(1) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIACOM BROADBAND LLC

December 21, 2001                       By: /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                            Senior Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Principal Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDIACOM BROADBAND CORPORATION

December 21, 2001                 By: /s/ Mark E. Stephan
                                      -------------------
                                      Mark E. Stephan
                                      Treasurer, Secretary and
                                      Principal Financial Officer