Form 10-K
period 2001-12-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2002-04-01
CIK 1161364, 1161366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                                    Yes X       No
                                       ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

     State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

     Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                             MEDIACOM BROADBAND LLC
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                           Page
                                                                                           ----
Item 1.     Business....................................................................     4
Item 2.     Properties..................................................................    28
Item 3.     Legal Proceedings...........................................................    28
Item 4.     Submission of Matters to a Vote of Security Holders.........................    28

                                     PART II
                                     -------

Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters.......    29
Item 6.     Selected Financial Data.....................................................    30
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................    33
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..................    50
Item 8.     Financial Statements and Supplementary Data.................................    51
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................    80

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrants.........................    81
Item 11.    Executive Compensation......................................................    84
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............    84
Item 13.    Certain Relationships and Related Transactions..............................    85

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    86

     Mediacom Broadband LLC was organized as a Delaware limited liability company in 2001 and is a wholly-owned subsidiary of Mediacom Communications Corporation, a Delaware corporation. Mediacom Broadband Corporation was organized as a Delaware corporation in 2001 and is a wholly-owned subsidiary of Mediacom Broadband LLC. Mediacom Broadband Corporation was formed for the sole purpose of acting as co-issuer with Mediacom Broadband LLC of debt securities and does not conduct operations of its own.

     References in this Annual Report to "we," "us," or "our" are to Mediacom Broadband LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise. References in this Annual Report to "MCC" are to Mediacom Communications Corporation.

Cautionary Statement Regarding Forward-Looking Statements

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. BUSINESS

Our Manager

     Mediacom Communications Corporation, our parent and manager, is currently the nation's eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Mediacom Communications provides its customers with a wide array of broadband products and services, including traditional video services, digital television and high-speed Internet access. As of December 31, 2001, our manager's cable systems, which are owned and operated through the operating subsidiaries of Mediacom Broadband LLC and Mediacom LLC, passed approximately
2.6 million homes and served approximately 1.6 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Our manager was founded in July 1995 by Rocco B. Commisso, its Chairman and Chief Executive Officer, and its Class A common stock is traded on The Nasdaq National Market under the symbol MCCC.

Mediacom Broadband LLC

     We are a wholly-owned subsidiary of our manager. Prior to June 29, 2001, we had no operations or significant assets. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems serving approximately 94,000 basic subscribers in the state of Missouri for a purchase price of approximately $300.0 million in cash. On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa for an aggregate purchase price of approximately $1.77 billion in cash.

     As of December 31, 2001, these cable systems passed approximately 1.4 million homes and served approximately 824,000 basic subscribers in Georgia, Illinois, Iowa and Missouri. These cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager. Except as separately defined in historical combined financial statements appearing elsewhere in this Annual Report as Mediacom Systems (Predecessor Company), these cable systems are referred to in this report as our cable systems or the AT&T cable systems.

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of video, voice and data services to the homes and businesses in the communities we serve. We now have underway an aggressive network upgrade program that we expect to substantially complete by June 30, 2003. As of December 31, 2001, approximately 55% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 57% of our homes passed were activated with two-way communications capability.

     Our technologically advanced network has already enabled us to offer advanced broadband products and services to a significant number of our customers. As of December 31, 2001, our digital cable service was available to about 800,000 basic subscribers, or 97% of our total basic subscribers, and our high-speed Internet access, or cable modem service, was marketed to 810,000 homes passed by our cable systems, or 57% of our total homes passed. As we continue to upgrade our cable systems, we expect to see significant increases in our cable systems' network capacity, facilitating the introduction of additional programming, digital video and high-speed Internet access in virtually all of our cable systems, and providing the network capability for additional services such as video-on-demand and telephony.

     Our manager's principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941, and our manager's telephone number at that address is (845) 695-2600. Our manager's website is located at www.mediacomcc.com. The information on our manager's website is not part of this Annual Report.

General Business Developments

   2001 Acquisitions

     On June 29, 2001, we acquired from AT&T Broadband cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million. This transaction comprised cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion. These transactions comprised cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Carbondale, Charleston, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

   2001 Financings

     On June 29, 2001, we completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013. The net proceeds from this offering were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On June 29, 2001, we received a $336.4 million equity contribution from our manager. We received an additional $388.6 million equity contribution from our manager on July 18, 2001. The proceeds were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On July 18, 2001, our operating subsidiaries entered into a $1.4 billion senior secured credit facility. The credit facility consists of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan. Borrowings under this facility, in the amount of $855.0 million, were used to fund a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

   2002 Events

     On February 4, 2002, we and our manager filed a registration statement with the SEC under which we may sell debt securities unconditionally guaranteed by our manager for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002.

     During February 2002, we completed the transition of our cable modem customers, which totaled over 77,000, to our manager's new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home.

Business Strategy

     Our objective is to be the dominant provider of entertainment, information and telecommunications services in the smaller cities and towns in the United States we serve. The key elements of our business strategy are to:

   Improve the Operating and Financial Performance of Our Cable Systems

     We seek to rapidly integrate acquired cable systems and improve their operating and financial performance by implementing our manager's operating practices and capital investment program. Prior to the completion of an acquisition, our manager formulates plans for customer care and billing improvements, network upgrades, headend consolidation, new product and service launches, competitive positioning and human resource requirements of our cable systems. After completing an acquisition, our manager implements managerial, operating, purchasing, personnel and engineering changes designed to affect these plans. Our manager also expects to generate cost savings by eliminating significant amounts of overhead expenses historically incurred by the owners of the cable systems we acquire.

   Develop Efficient Operating Clusters

     Our manager's cable systems are currently organized in three operating divisions based on their geographic location. Our cable systems are included in these divisional clusters. By operating geographically clustered cable systems, our manager expects to generate operating efficiencies through the consolidation of many managerial, customer service, marketing, administrative and technical functions. The clustering of cable systems also enables our manager to consolidate signal processing and distribution facilities, or headend facilities, which lowers the fixed capital costs required on a per home basis to introduce new products and services. Our cable systems are located in markets which are contiguous with, or in close proximity to, Mediacom LLC's cable systems. We believe this will enable us to generate additional operating efficiencies as our manager further consolidates its operations.

   Rapidly Upgrade Our Cable Network

     We are rapidly upgrading our cable network to provide new broadband products and services, improve our competitive position and increase overall customer satisfaction. By December 2002, we anticipate that about 92% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and approximately 87% of our homes passed will have two-way communications capability. In addition, we expect to eliminate up to 120 of our 137 headend facilities by June 2003. As part of our headend consolidation program, we plan to deploy approximately 2,500 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services.

Our upgrade plans will allow us to:

     . offer digital cable television, high-speed Internet access and interactive video services;

     . increase channel capacity to a minimum of 82 channels, and significantly more with digital video technology;

     . activate the two-way communications capability of our systems, which gives our customers the ability to send and receive signals over our cable network;

     . increase the average number of customers served by our master headend facilities, which lowers the fixed capital costs required on a per home basis to introduce new products and services, increases the speed and effectiveness of our deployment of these new products and services and improves our ability to sell advertising on our cable systems; and

     . utilize our regional fiber optic networks to offer advanced telecommunications services.

   Introduce New and Advanced Broadband Products and Services

     We believe that significant opportunities exist to increase our revenues by expanding the array of products and services we offer. We have used and will continue to use the expanded channel capacity of our upgraded systems to introduce several new basic programming services, additional premium services and numerous pay-per-view channels.

     Utilizing digital video technology, we offer multiple packages of premium services, several pay-per-view channels on a near video-on-demand basis, digital music services and interactive program guides. As of December 31, 2001, our digital cable service was available to about 800,000 basic subscribers.

     We also offer high-speed Internet access at speeds up to 100 times faster than a conventional telephone modem. As of December 31, 2001, our cable modem service was marketed to about 810,000 homes passed by our cable systems. During February 2002, we completed the transition of our cable modem customers, which numbered over 77,000, to our manager's new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home. In addition, we are currently exploring other opportunities in interactive video and telecommunications services. We currently offer Internet over the television through a trial with WorldGate Service Inc. in our Waterloo, Iowa cable system.

   Maximize Customer Satisfaction to Build Customer Loyalty

     As a result of our strong regional and local management presence, we are responsive to customer needs and preferences and better positioned to strengthen relations with the local government authorities and the communities we serve. We seek a higher level of customer satisfaction by providing effective customer service and attractively priced product and service offerings. We believe our investments in our cable network are increasing customer satisfaction as a result of a wide array of new product and service introductions, greater technical reliability and improved quality of service. We have regional calling centers that are staffed with dedicated personnel who provide service 24 hours a day, seven days a week to approximately 83% of our customers. We believe that our focus on customer service has enhanced our reputation in the communities we serve, which has increased customer loyalty and the potential demand for our new and enhanced products and services.

   Acquire Underperforming Cable Systems Principally in Smaller Cities and Towns

     Our disciplined acquisition strategy targets underperforming cable systems serving primarily smaller cities and towns. These cable systems are typically located within the top 50 to 100 television markets where customers generally require cable to clearly receive a full complement of off-air television signals. We believe that there are advantages in acquiring and operating cable systems in small and medium-sized markets, including:

     . less direct wireline competition given the lower housing densities and the resulting higher costs per customer of constructing a cable network;

     . higher penetration levels of our services and lower customer turnover as a result of fewer competing entertainment alternatives; and

     . generally lower overhead and operating costs than those incurred by cable operators serving larger markets.

     In addition, we seek to acquire or trade for cable systems in close proximity to our existing operations because it is more cost effective to provide cable television and advanced telecommunications services over an expanded subscriber base within a concentrated geographic area. Our acquisition strategy will continue to focus on cable systems that have a complementary geographic fit with our existing operations, but we will also continue to consider opportunities to enter new market territories if they are of sufficient size to provide the clustering benefits noted above.

   Implement a Flexible Financing Structure

     To support our business strategy and enhance our financial flexibility, we have developed a financing strategy utilizing a blend of equity and debt capital to complement our acquisition and operating activities. We have diversified our sources of debt capital by raising long-term debt while utilizing our operating subsidiaries to access debt in the commercial bank market.

     We believe our financing strategy is beneficial because it broadens our access to various equity and debt markets, enhances our flexibility in managing our capital structure, reduces our overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available subsidiary credit facilities. As of December 31, 2001, the unused credit commitments under our subsidiary credit facilities were approximately $599.6 billion, of which over $350.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements, and our annualized cost of debt capital was approximately 6.7%.

Products and Services

     We provide our customers with the ability to select from a full array of core cable television service packages. In addition, we offer most of our customers advanced broadband products and services such as digital cable television and high-speed Internet access. These products and services have been introduced to a significant portion of our customer base. In 2002, we plan to further introduce digital cable and high-speed Internet access across our cable systems and to aggressively market these services to our customer base. We are also exploring opportunities in interactive video, Internet protocol telephony, or IP telephony, and other telecommunications services.

   Core Cable Television Services

     We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings generally include the following:

     Limited Basic Service. Our limited basic service generally includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

     Expanded Basic Service. Our expanded basic service generally includes, for an additional monthly fee, various satellite-delivered networks such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

     Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime, The Movie Channel and Starz are typical examples. Such premium programming services are offered by the systems both on a per-channel basis and as part of premium service packages designed to enhance customer value.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

   Digital Cable Services

     Digital video technology offers significant advantages. Most importantly, this technology allows us to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. The implementation of digital technology has significantly enhanced and expanded the video and other service offerings we provide to our customers.

     We currently offer our customers several digital cable programming packages that include:

     .    up to 64 multichannel premium services;

     .    up to 39 pay-per-view movie and sports channels;

     .    up to 45 channels of digital music; and

     . an interactive on-screen program guide to help them navigate the new digital choices.

     As of December 31, 2001, digital cable service was available to about 800,000 basic subscribers, or approximately 97% of our total subscriber base, and we served approximately 233,000 digital customers.

   High-Speed Internet Access

     Our broadband cable network enables data to be transmitted up to 100 times faster than traditional telephone modem technologies. This high-speed capability allows cable modem customers to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, cable modem service eliminates the need for using a telephone line to access the Internet. It also is always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization.

     As of December 31, 2001, our cable modem service was marketed to approximately 810,000 homes passed by our cable systems, or 57% of our total homes passed, and we served about 77,000 cable modem customers. During February 2002, we completed the transition of our cable modem customers to our manager's new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home. As part of the launch of Mediacom Online, our manager signed a multi-year agreement with AT&T Corp. under which AT&T provides the Internet protocol network backbone and certain core Internet support functions for our manager's new service. Also, our regional calling centers now provide technical customer support for our cable modem customers.

   Advertising

     Our cable systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. Our cable systems' advertising sales infrastructure comprises several-in-house production facilities, production and administrative employees and a sales workforce. Advertising sales accounted for 6.1% of our combined revenue for the year ended December 31, 2001. We expect that the increasing concentration of customers served by our master headend facilities as a result of our headend consolidation program will enable us to increase our advertising revenues.

   Video-On-Demand

     Video-on-demand is an interactive television service that provides access to hundreds of movies or special events on demand with video cassette recorder functionality, or the ability to fast forward, pause and rewind a program at will. Customers can also watch a selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain individual categories of programming are also available for a flat monthly fee. The provision of video-on-demand services requires the use of servers at the headend facility of our cable systems. We plan to launch video-on-demand service in at least one cable system during 2002.

     Future Services

     Interactive Services. Our upgraded cable network has the capacity to deliver various additional interactive television services. These services can be divided between two general service categories: enhanced television and Internet access over the television. These services enable the customer to interact over the television set, generally by using a conventional remote television control or a computer keyboard, to either buy a product or service or request information on a product or service.

     Enhanced television includes such services as ancillary programming information, interactive advertising and impulse sales and purchases. Internet access and e-mail over the television are delivered using a set-top box with the customer using a wireless keyboard. We currently offer Internet over the television on a trial basis with WorldGate in our Waterloo, Iowa cable system. We continue to evaluate opportunities to trial and/or launch additional interactive products and services in our cable systems.

     Telecommunications Services. We are exploring technologies using IP telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. Our headend consolidation plans include the installation of approximately 2,500 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We are constructing our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities. We are in discussions with several telecommunications service providers.

Description of Our Cable Systems

   Overview

     The table below provides an overview of selected operating and technical statistics for our cable systems for the year ended December 31, 2001.

Operating Data:
Homes passed/(1)/.................................................    1,430,000
Basic subscribers/(2)/............................................      824,000
Basic penetration/(3)/............................................         57.6%
Average monthly revenues
   per basic subscriber/(4)/......................................   $    47.98

Digital Cable:
Digital-ready basic subscribers/(5)/..............................      800,000
Digital customers.................................................      233,000
Digital penetration/(6)/..........................................         29.1%

Data:
Data-ready homes passed/(7)/......................................      815,000
Data-ready homes marketed/(8)/....................................      810,000
Cable modem customers.............................................       77,000
Data penetration/(9)/.............................................          9.5%

Cable Network Data:
Miles of plant....................................................       19,100
Density/(10)/.....................................................           75
Percentage of cable network at
   550MHz to 870MHz...............................................           55%

----------
/(1)/ Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
/(2)/ Represents subscribers of a cable system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services.
/(3)/ Represents basic subscribers as a percentage of homes passed.
/(4)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period.
/(5)/ A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.
/(6)/ Represents digital customers as a percentage of digital-ready basic subscribers.
/(7)/ A home passed is data-ready if it is in a cable system with two-way communications capability.
/(8)/ Represents data-ready homes passed where cable modem service is available. /(9)/ Represents the number of cable modem customers as a percentage of data-ready homes marketed.
/(10)/ Represents homes passed divided by miles of plant.

   Selected Operating Region Data

     Our manager currently organizes its cable systems into three operating divisions. Our cable systems are included in this organizational structure. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers and data customers as of December 31, 2001:

                                                Basic       Digital      Data
Division                 States              Subscribers   Customers   Customers
-------------    ------------------------    -----------   ---------   ---------
Midwest          Iowa, Illinois, Missouri      284,300       82,100     31,100

North Central    Iowa                          390,700      109,900     42,900

Southern         Georgia                       149,000       41,000      3,000
                                               -------      -------     ------
                      Total                    824,000      233,000     77,000
                                               =======      =======     ======
Technology Overview

     As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The current objectives of our upgrade program are to:

     .    increase the bandwidth capacity to 870MHz;

     .    activate two-way communications capability;

     . consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

     . allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

     We expect to substantially complete our cable network upgrade program by June 30, 2003. The following table describes the technological state of our cable network as of December 31, 2001 and the projected state of our cable network through June 30, 2003, based on our current upgrade plans:

                                         Percentage of Cable Network
                                        -----------------------------
                                        Less than   550MHz-   Two-Way
                                         550MHz     870MHz    Capable
                                        ---------   ------    -------
December 31, 2001....................      45%        55%       57%
December 31, 2002....................       8%        92%       87%
June 30, 2003........................       2%        98%       95%

     A central feature of our upgrade program is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired levels for delivering channels. We design our network to connect fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system's main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe hybrid fiber-optic coaxial architecture provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services than traditional coaxial network design.

     Two-way communications capability permits our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, are accessible and high-speed Internet access does not require a separate telephone line. This capability also positions us to offer cable telephony, using either IP telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available. We believe our plans for two-way communications capability, together with hybrid fiber-optic coaxial architecture, enhances our cable network's ability to provide advanced telecommunications services.

     As of December 31, 2001, our cable systems were operated from 137 headend facilities. We believe that fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. We plan to eliminate up to 120 headend facilities, by June 2003.

     As part of our headend consolidation program, we plan to deploy over 2,500 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

Sales and Marketing

     We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns.

     We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events, typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

     We build awareness of our brand through a variety of promotional campaigns. As a result of our branding efforts, our emphasis on customer service and our investments in the cable network, we believe we have developed a reputation for quality, reliability and timely introduction of new products and services.

     We invest a significant amount of time, effort and financial resources in the training and evaluation of our marketing professionals and customer sales representatives. Our customer sales representatives customize their sales presentation to fit each of our customers' specific needs by conducting focused consumer research and are given the incentive to use their frequent contact with our customers as opportunities to sell our new products and services. As a result, as we accelerate the introduction of new products and services to our customers, we believe we can and achieve higher success rates in attracting and retaining customers.

Programming Supply

     We obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed fee per customer. Programming contracts are generally for fixed periods and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support. Substantially all of the cable programming services carried on our cable systems are provided to customers without written contracts with the respective program suppliers. Our manager is currently negotiating the terms of these programming services with the respective program suppliers. Our manager, through a wholly-owned subsidiary, is a member of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators serving, in the aggregate, over 12 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators. We may join this cooperative to secure certain programming for our cable systems, and we may secure other programming on a direct basis with programming suppliers or indirectly through our manager.

     We expect our programming costs to increase in the future due to additional programming being provided to our customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. Although we will legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2002. None of these consents require payment of fees for carriage. However, in some cases retransmission consents have been contingent upon our carriage of satellite-delivered cable programming offered by companies affiliated with the stations' owners or the broadcast network carried by such stations.

     Currently, there are over 200 cable programming networks carried or seeking to be carried on our cable systems. We expect to use the analog and digital channel capacity resulting from our capital improvement program to negotiate favorable long-term contracts with our programming suppliers.

Customer Service and Community Relations

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that ongoing investments in our cable network and our regional calling centers will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We maintain regional calling centers, that service approximately 83% of our cable systems' customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

     In addition, we are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the "Cable in the Classroom" program, which is a national effort by cable companies to provide schools with free cable television service and, where available, Internet access. We also install and provide free cable television service to government buildings and not-for-profit hospitals in our franchise areas. We believe that our relations with the communities in which our cable systems operate are generally good.

Franchises

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended.

     As of December 31, 2001, our cable systems were subject to approximately 469 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or the 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2001.

                                                 Percentage of    Number of    Percentage of
                                     Number of       Total          Basic       Total Basic
Year of Franchise Expiration        Franchises    Franchises     Subscribers    Subscribers
--------------------------------    ----------   -------------   -----------   -------------
2002 through 2005...............        146          31.1%         257,215         31.2%
2006 and thereafter.............        323          68.9          566,785         68.8
                                        ---         -----          -------        -----
     Total......................        469         100.0%         824,000        100.0%
                                        ===         =====          =======        =====

     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the fair market value for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     We believe that we generally have good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us.

Competition

     We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. In recent years, the Federal Communications Commission (the "FCC") has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources. We believe our ability to package multiple services, such as digital television and two-way, high-speed Internet access, is an advantage in our competitive business environment.

   Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

   Direct Broadcast Satellite Providers

     Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent government and industry reports DBS providers currently sell video programming services to approximately 17.5 million individual households, condominiums, apartments and office complexes in the United States.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers. DBS providers offer the non-broadcast programming services we offer in our cable systems, and although under legislation enacted in 1999 they are now able to deliver local broadcast signals, they currently deliver virtually no local broadcast signals in the markets we serve. This change in law eliminated a significant competitive advantage which cable system operators had over DBS providers, as previously DBS providers were not permitted to retransmit local broadcast signals. DBS service is being heavily marketed on a nationwide basis by several service operators. We believe our digital cable service is competitive with the services delivered to customers by DBS systems.

     DBS providers are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We believe that our Internet access service is superior to the service currently offered by DBS providers because our service does not rely on a telephone line. In order for DBS providers to offer true two-way high-speed Internet access services, additional equipment is required and their service is typically offered at higher prices for equivalent services.

     Two major companies, DirecTV and Echostar, are currently providing nationwide high-power DBS services, which typically offer to their customers more than 300 channels of programming, including programming similar to that provided by cable systems. A proposed merger between these two entities is presently undergoing regulatory scrutiny. If the merger is consummated, the combined entity would serve over 16.0 million subscribers. DirecTV and Echostar now deliver local broadcast signals in a number of the largest markets and we believe they plan to expand such carriage to many more markets. The FCC has adopted rules effective January 2002 which place a must-carry requirement on DBS providers in any market where they retransmit one or more local signals. The current capacity limitations of satellite technology may limit the DBS providers' ability to comply with these must-carry requirements. A judicial challenge to the January 2002 requirement on the grounds that it is unconstitutional is pending. These developments could result in greater challenges for us and other cable system operators.

   Multichannel Multipoint Distribution Systems

     Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable television systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

   Private Cable Television Systems

     Private cable television systems compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television (SMATV) systems, provide improved reception of local television stations and several of the same satellite-delivered programming services offered by franchised cable systems. SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes and typically are not subject to regulation like local franchised cable operators. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the Telecommunications Act of 1996, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

   Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. Franchising authorities have from time to time granted additional franchises to other companies, including other cable operators or telephone companies, and these additional franchises might contain terms and conditions more favorable than those afforded to the incumbent cable operator. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid significant local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 10.2% of the homes passed in the service areas of our cable systems' franchises.

   Internet Access

     We offer high-speed Internet access in many of our cable systems. This kind of service is sometimes called "cable modem service." Our cable systems compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISPs, DBS providers and local and long distance telephone companies.

     The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Congress is currently considering legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. DBS providers currently offer satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have been examining the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. On March 14, 2002, the FCC announced that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC, however, stated that it is considering whether it has the authority to impose open access requirements and, if so, whether it should do so. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

   Other Competition

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. The FCC has authorized a new interactive television service which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors, including cable television systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

Employees

     As of December 31, 2001, we employed 1,787 full-time employees and 30 part-time employees. Approximately 6.3% of our cable systems' employees are represented by unions but are not covered by any collective bargaining agreements. We consider our relations with our employees to be generally good.

                           Legislation and Regulation

General

     A federal law known as the Communications Act of 1934, as amended (the "Communications Act"), establishes a national policy to guide the regulation, development and operation of cable communications systems.

     The Communications Act allocates principal responsibility for enforcing the federal policies among the FCC and state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. We expect that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws.

Federal Regulation

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     .    subscriber rates;

     . the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

     . the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

     .    our franchise agreements with local governmental authorities;

     .    cable system ownership limitations and prohibitions; and

     .    our use of utility poles and conduit.

   Subscriber Rates

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment. No other rates can be regulated. Federal law exempts cable systems from rate regulation of cable services and customer equipment in communities that are subject to effective competition, as defined by federal law.

     Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the right to regulate the rates charged by the operator for:

     . the lowest level of programming service offered by cable operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise;

     .    the installation of cable service and related service calls; and

     . the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator's rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator's rates are too high under the FCC's rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC's regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

     .    the number of regulated channels;

     .    inflation; and

     . certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

     The Communications Act and the FCC's regulations also:

     . require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

     . prohibit regulation of non-predatory bulk discount rates offered by cable operators to subscribers in commercial and residential developments; and

     . permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     . to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

     . to negotiate with us on the terms pursuant to which we carry the station on our cable operators, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     . all distant commercial television stations, except for commercial satellite-delivered independent superstations such as WGN;

     .    commercial radio stations; and

     .    certain low-power television stations.

     The FCC has recently adopted regulations for mandatory carriage of digital television signals offered by local television broadcasters. Under these regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats, which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. We are unable to predict the impact of these new carriage requirements on the operations of our cable systems.

     The Communications Act requires our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic cable service tier. However, we are not required to comply with this requirement until October 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Many of our cable systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement. We are unable to predict whether the full implementation of this statutory provision will have a material impact on the operation of our cable systems.

     To increase competition between cable operators and other video program distributors, the Communications Act and the FCC's regulations:

     . preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

     . require such programmers to sell their programming to other unaffiliated video program distributors; and

     . limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     . our use of syndicated and network programs and local sports broadcast programming;

     .    advertising in children's programming;

     .    political advertising;

     .    origination cablecasting;

     .    adult programming;

     .    sponsorship identification; and

     .    closed captioning of video programming.

   Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Communications Act allows local franchising authorities and unrelated third parties to have access to our cable systems' channel capacity for their own use. For example, it:

     . permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

     . requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

     . the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

     .    the terms and conditions for commercial use of such channels; and

     . the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

   Franchise Matters

     We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities.

     For example, the Communications Act:

     . affirms the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

     . generally prohibits us from operating in communities without a franchise;

     .    encourages competition with existing cable systems by:

          . allowing municipalities to operate their own cable systems without franchises, and

          . preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area;

     . permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

     . permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability; and

     .    generally prohibits franchising authorities from:

          . imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

          . imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems,

          . restricting our use of any type of subscriber equipment or transmission technology, and

     . limits our payment of franchise fees to the local franchising authority to 5.0% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

   Ownership Limitations

     The Communications Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

     The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator. The U.S. Court of Appeals for the District of Columbia Circuit recently vacated the FCC's current limit of 30% of subscribers to all multi-channel video programming distributors nationwide. We currently account for fewer subscribers than that limit and, therefore, the limit does not currently affect us and we do not expect it to affect any future acquisitions we may undertake in the foreseeable future.

     The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an interest. A federal appellate court affirmed the statutory ownership restrictions, but overturned the FCC's revised 30% subscriber ownership limitation and the rule regarding the number of channels on a cable system which can be occupied by programming affiliated with the cable operator on the basis that they do not pass constitutional muster. These matters were sent back to the FCC for further proceedings.

     The 1996 amendments to the Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation has been invalidated by a federal appellate court. The FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Communications Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     . eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

     . preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

     . set basic standards for relationships between telecommunications providers; and

     . generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

   Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities, for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. A federal appellate court is currently evaluating whether the FCC's rate formulas, as applied in a specific case, provide "just compensation" under Federal Constitution.

     Increases in attachment rates due to the FCC's new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. A federal appellate court found that the provision of Internet access by a cable system was neither a cable service or a telecommunications service, thus the FCC lacked authority to regulate pole attachment rates for cable systems which offer Internet access. The Supreme Court recently reversed the federal appellate court ruling and upheld the FCC's authority to regulate pole attachment rates. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

   Other Regulatory Requirements of the Communications Act and the FCC

     The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators.

     The Communications Act includes provisions, among others, regulating and the FCC actively regulates other parts of our cable operations, involving such areas as:

     .    equal employment opportunity;

     .    consumer protection and customer service;

     .    technical standards and testing of cable facilities;

     .    consumer electronics equipment compatibility;

     .    registration of cable systems;

     .    maintenance of various records and public inspection files;

     .    microwave frequency usage; and

     .    antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that Congress and other governmental bodies will continue to analyze the regulation of cable communications services.

   Copyright

     Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the major performing rights organizations in the United States. These organizations offer through to the viewer licenses to the cable networks that cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the two remaining sizable music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. We expect that these organizations will now seek to execute these standard agreements with most cable operators, including us. Although each of these agreements will require the payment of music license fees for earlier time periods, we do not believe such license fees will have a significant impact on our business and operations.

   Cable Modem Service

     There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.

     The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights or if customers use the service to publish or disseminate infringing materials. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have been examining the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. On March 14, 2002, the FCC announced that there is no current legal requirement for cable operators to grant open access. On the same date, however, the FCC announced that it is considering whether it has the authority to impose open access requirements and, if so, whether it should do so.

     There is uncertainty about whether Internet access service provided by cable operators should be classified as an information service, telecommunications service, or cable service under the Communications Act of 1934. The decision about the proper classification will affect our business and operations, including, but not limited to, whether we will be required to pay local government franchise fees on cable Internet revenues. On March 14, 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

     . The FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

     . The FCC confirmed that because cable modem service is an information service, not a cable service, local franchise authorities may not collect franchise fees on cable modem service revenues under existing law and regulations.

     . The FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

     . The FCC is considering whether cable operators providing cable modem service should be required to contribute to a "universal service fund" designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

     . The FCC is considering whether it should take steps to ensure that the regulatory burdens that cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC's classification of cable Internet access service have been filed in federal courts. In previous actions over the regulatory classification of cable modem service, the courts issued conflicting decisions. These conflicting rulings and the new court proceedings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     .    franchise fees;

     .    franchise term;

     .    system construction and maintenance obligations;

     .    system channel capacity;

     .    design and technical performance;

     .    customer service standards;

     .    sale or transfer of the franchise;

     .    territory of the franchise;

     .    indemnification of the franchising authority;

     .    use and occupancy of public streets; and

     .    types of cable services provided.

     In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Communications Act require the municipality to take into account the cost of meeting such requirements. The Communications Act also contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; however, it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

Other Regulation

     Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers' homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of decoding converters and cable modems.

     Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity.

     We own and lease the real property housing our regional call centers, business offices and warehouses throughout our operating regions. Our headends, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our equity, all of which is held by MCC.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with:

     . selected historical financial data for the period from January 1, 1997 through February 28, 1999 ("Old Mediacom") and for the period March 1, 1999 through July 18, 2001 ("New Mediacom"), and balance sheet data as of December 31, 1997 through 2000 and July 18, 2001, which are derived from the audited financial statements of Mediacom Systems (Predecessor Company). (See Note 1 to the Mediacom Systems (Predecessor Company) combined financial statements); and

     . selected historical consolidated financial and operating data for the period from our inception on April 5, 2001 through December 31, 2001 and balance sheet data as of December 31, 2001, which are derived from our audited consolidated financial statements.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                        Mediacom
                                                       Mediacom Systems (Predecessor Company)                         Broadband LLC
                              ------------------------------------------------------------------------------------   ---------------
                                                            Period from    Period from                                 Inception
                                                             January 1     from March 1                 January 1    (April 5, 2001)
                               Year Ended    Year Ended       Through        Through      Year Ended     Through         Through
                              December 31,   December 31,   February 28,   December 31,   December 31,   July 18,      December 31,
                                  1997           1998           1999           1999          2000          2001           2001
                              ------------   ------------   ------------   ------------   ------------  ----------   ---------------
                              (unaudited)                      (dollars in thousands, except per share amounts)
Statement of Operations
   Data:
Revenues                        $382,613       $368,290       $ 63,335      $  336,571    $  439,541    $  249,238     $  215,900
Costs and expenses:
   Service costs (1)             175,615        165,519         31,500         168,582       223,530       117,205         89,006
   Selling, general and
     administrative expenses      30,991         29,953          5,586          35,466        39,892        42,449         42,442
   Management fee expense(2)      11,261         12,778          1,927          13,440        22,267        18,625          2,875
   Depreciation and
     amortization                 62,159         63,786         10,831          90,166       137,182        83,610         88,463
Restructuring charge(3)               --             --             --              --            --           570             --
                                --------       --------       --------      ----------    ----------    ----------     ----------
Operating income (loss)          102,587         96,254         13,491          28,917        16,670       (13,221)        (6,886)
Interest expense, net(4)              --             --             --              --            --            --         41,430
Other expenses                        --             --             --              --            --            --          2,270
Gain on disposition of
   assets(5)                          --             --             --              --            --         5,183             --
                                --------       --------       --------      ----------    ----------    ----------     ----------
Net income (loss) before
   income taxes                  102,587         96,254         13,491          28,917        16,670        (8,038)       (50,586)
Provision (benefit) for
   income taxes (6)               41,035         38,905          5,440          11,620         6,646        (3,546)            --
                                --------       --------       --------      ----------    ----------    ----------     ----------
Net income (loss)               $ 61,552       $ 57,349       $  8,051      $   17,297    $   10,024    $   (4,492)    $   50,586
                                ========       ========       ========      ==========    ==========    ==========     ==========

Balance Sheet Data
   (end of period):

Total assets                    $840,055       $933,530       $937,792      $2,306,050    $2,307,354    $1,941,047     $2,282,667
Total debt                            --             --             --              --            --            --      1,200,000
Total member's equity                 --             --             --              --            --            --        666,294

                                                        (continued on next page)

                                                                                                                        Mediacom
                                                       Mediacom Systems (Predecessor Company)                         Broadband LLC
                              ------------------------------------------------------------------------------------   ---------------
                                                            Period from    Period from                                  Inception
                                                             January 1     from March 1                 January 1    (April 5, 2001)
                               Year Ended    Year Ended       Through        Through      Year Ended     Through         Through
                              December 31,   December 31,   February 28,   December 31,   December 31,   July 18,      December 31,
                                  1997           1998           1999           1999          2000          2001           2001
                              ------------   ------------   ------------   ------------   ------------  ----------   ---------------
                              (unaudited)                      (dollars in thousands, except per share amounts)
Other Data:
System cash flow(7)             $176,007       $172,818       $ 26,249      $ 132,523      $ 176,119     $ 89,584      $    84,473
System cash flow margin(8)          46.0%          46.9%          41.4%          39.4%          40.1%        35.9%            39.1%
Operating cash flow(9)          $164,746       $160,040       $ 24,322      $ 119,083      $ 153,852     $ 70,959      $    81,598
Operating cash flow margin(10)      43.1%          43.5%          38.4%          35.4%          35.0%        28.5%            37.8%
Net cash flows provided by
   (used in):
   Operating activities                        $ 98,608       $ 10,607      $  89,707      $ 119,756     $(34,278)     $   161,651
   Investing activities                         (84,076)       (16,028)      (159,052)      (131,177)     (34,682)      (2,199,583)
   Financing activities                         (11,158)           (74)        77,695         14,493       47,806       (2,045,510)

Operating Data:
(end of period, except
   average):
Homes passed(11)                                                                                                         1,430,000
Basic subscribers(12)                                                                                                      824,000
Basic penetration(13)                                                                                                         57.6%
Digital customers (14)                                                                                                     233,000
Cable modem customers(15)                                                                                                   77,000
Average monthly revenues per
   basic subscriber(16)                                                                                                $     47.98

----------
(1) Service costs for the period from our inception on April 5, 2001 through December 31, 2001 include $2.9 million of incremental expenses incurred during the fourth quarter related to the transition from Excite@Home to Mediacom Online(SM).

(2) For all periods presented prior to our inception on April 5, 2001, management fees were paid to AT&T Broadband, LLC. Upon our acquisition of our cable systems, Mediacom Communications Corporation replaced AT&T Broadband as manager and AT&T Broadband was no longer entitled to receive management fees from our cable systems.

(3) As part of a cost reduction plan undertaken by our predecessor company in 2001, approximately 63 employees were terminated, resulting in a restructuring charge of approximately $570,000. The entire charge was paid in cash by our predecessor company.

(4) For all periods presented prior to our inception on April 5, 2001, our cable systems operated as fully integrated businesses of AT&T Broadband and no debt or interest expense was allocated to these operations.

(5) Represents the gain on disposition from the sale of the Missouri systems to Mediacom Broadband LLC on June 29, 2001 for cash proceeds of approximately $308.1 million, before final closing adjustments.

(6) Provision (benefit) for income taxes in Mediacom Systems (Predecessor Company) combined financial statements were based upon the AT&T cable systems' contribution to the overall tax liability or benefit of AT&T Corp. and its affiliates. Under our ownership, these cable systems are organized as limited liability companies and are subject to minimum income taxes.

(7) Represents operating cash flow, as defined in note 9 below, before management fee expense. System cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          System cash flow is included in this report because our management believes that system cash flow is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of system cash flow may not be identical to similarly titled measures reported by other companies.

(8) Represents system cash flow as a percentage of revenue. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 7 above.

(9) Represents operating income (loss) before depreciation and amortization and restructuring charge. Operating cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Operating cash flow is included in this report because our management believes that operating cash flow is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

(10) Represents operating cash flow as a percentage of revenue. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 9 above.

(11) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(12) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services.

(13) Represents basic subscribers as a percentage of homes passed.

(14) Represents customers that receive digital cable services.

(15) Represents customers that access the Internet through cable modem service.

(16) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2001 and for the period from our inception (April 5, 2001) through December 31, 2001.

Organization

     We were organized as a Delaware limited liability company in April 2001 and serve as a holding company for our operating subsidiaries. Mediacom Broadband Corporation, our wholly-owned subsidiary, was organized as a Delaware corporation in May 2001 for the sole purpose of acting as a co-issuer with us of our 11% senior notes due 2013 and does not conduct operations of its own. Our parent and manager, Mediacom Communications Corporation ("MCC"), was organized as a Delaware corporation in November 1999. See Note 1 of our consolidated financial statements.

Introduction

     We commenced operations on June 29, 2001 with the acquisition from AT&T Broadband, LLC of cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million. This transaction comprised of cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion. These transactions comprised of cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Carbondale, Charleston, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa. The acquisitions of the AT&T cable systems have been accounted for under the purchase method of accounting and, therefore, our results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

     The following discussion and analysis is based on our financial condition and results of operations from the dates of acquisition discussed above and the historical combined financial statements of the AT&T cable systems (referred to herein as the Mediacom Systems (Predecessor Company) Combined Financial Statements) prior to the acquisitions. We believe the historical combined financial statements of the AT&T cable systems do not reflect changes that have occurred as a result of our acquisitions of these cable systems. Furthermore, we believe these changes affect the comparability of the historical results of operations based upon the following factors:

     . Management Fees - Upon completion of our acquisitions, under management agreements between MCC and our subsidiaries, MCC replaced AT&T Broadband as the manager of the AT&T cable systems. As a result, AT&T Broadband was no longer entitled to receive management fees from the AT&T cable systems. For the period from January 1, 2001 through July 18, 2001 and the year ended December 31, 2000, combined management fees represented 7.5% and 5.1%, respectively, of the AT&T cable systems' combined revenue. By comparison, for the period from inception (April 5, 2001) through December 31, 2001, management fees represented 1.3% of our revenues.

     . Interest Expense - Historically, the AT&T cable systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband. As a result of our acquisitions of the AT&T cable systems and the financings related to such acquisitions, we have a substantial amount of indebtedness and expect to incur significant interest expense.

     . Provision (benefit) for Income Taxes - The AT&T cable systems were not separate taxable entities for federal and state income tax purposes and their results of operations were included in the consolidated federal and state income tax returns of AT&T Corp. ("AT&T") and its affiliates. The provision for income taxes in the historical combined financial statements of the AT&T cable systems was based upon the AT&T cable systems' contribution to the overall income tax liability or benefit of AT&T and its affiliates. Our cable systems are organized as limited liability companies and are subject to minimum income taxes.

General

     Approximately 88.8% of our revenues for the year ended December 31, 2001 are attributable to monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by our cable systems. The remaining 11.2% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are included in their corresponding revenue category.

     Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services we have offered and significant increases in the rates charges for the programming services already carried on our cable systems. Under the Federal Communication Commission's existing cable rate regulations, we will be able to increase our rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates. Selling, general and administrative expenses directly attributable to our cable systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects fees paid for management services rendered to our operating subsidiaries.

     The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to our financing activities, have caused us to report net losses in our limited operating history. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

     Operating cash flow represents operating loss before depreciation and amortization and restructuring charge. Operating cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Operating cash flow is included herein because our management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

     The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions. For a detailed description of our significant accounting policies, please see Note 2 to our consolidated financial statements.

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on our review there has been no impairment of long-lived assets of the Company under SFAS 121.

   Property, Plant and Equipment

     We capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

Actual Results of Operations

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2001/(1)/     2000
                                                         ----------   ----------
                                                         (dollars in thousands)

Revenues ..............................................   $465,138    $439,541
Costs and expenses:
   Service costs ......................................    206,211     192,543
   Selling, general and administrative expenses .......     84,891      70,879
   Management fee expense .............................     21,500      22,267
   Restructuring charge ...............................        570          --
   Depreciation and amortization ......................    172,073     137,182
                                                          --------    --------
Operating (loss) income ...............................    (20,107)     16,670
                                                          --------    --------
Interest expense, net .................................     41,430          --
Other expenses ........................................      2,270          --
                                                          --------    --------
Net (loss) income before income taxes .................   $(63,807)   $ 16,670
(Benefit) provision for income taxes ..................     (3,546)      6,646
                                                          --------    --------
Net (loss) income .....................................   $(60,261)   $ 10,024
                                                          ========    ========
Other Data:
Operating cash flow ...................................   $151,966    $153,852
Operating cash flow margin/(2)/ .......................       32.7%       35.0%

----------
/(1)/ Represents the actual results of our operations from inception to December
      31, 2001 and the Mediacom Systems combined results of operations from January 1, 2001 through July 18, 2001. This information is presented for comparative purposes only.
/(2)/ Represents operating cash flow as a percentage of revenues.

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues increased 5.8% to $465.1 million for the year ended December 31, 2001 as compared to $439.5 million for the year ended December 31, 2000. Revenues increased principally as a result of customer growth in our high-speed Internet access and digital cable services and basic rate increases in our core cable television services, partially offset by a decline in basic subscribers.

     Service costs. Service costs increased 7.1% to $206.2 million for the year ended December 31, 2001 as compared to $192.5 million for the year ended December 31, 2000. The increase was due principally to higher programming expenses, including rate increases by programming suppliers and the cost of new channel additions. Service costs for the year ended December 31, 2001 also include $2.9 million of incremental expenses related to the transition from Excite@Home to MCC's Mediacom Online(SM) high-speed Internet service. As a percentage of revenues, service costs were 44.3% for the year ended December 31, 2001, as compared with 43.8% for the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.8% to $84.9 million for the year ended December 31, 2001 as compared to $70.9 million for the year ended December 31, 2000. These costs increased primarily as a result of higher marketing costs and bad debt expense. As a percentage of revenues, selling, general and administrative expenses were 18.3% for the year ended December 31, 2001 as compared with 16.1% for the year ended December 31, 2000.

     Management fee expense. Management fee expense decreased 3.4% to $21.5 million for the year ended December 31, 2001 as compared to $22.3 million the year ended December 31, 2000. As a percentage of revenues, management fee expense was 4.6% for the year ended December 31, 2001 as compared with 5.1% for the year ended December 31, 2000. This decrease was due to the lower management fees charged by MCC subsequent to our acquisitions of the AT&T cable systems.

     Restructuring charge. Restructuring charge was $570,000 for the year ended December 31, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the Georgia systems were terminated resulting in a one-time charge.

     Depreciation and amortization. Depreciation and amortization increased 25.4% to $172.1 million for the year ended December 31, 2001 as compared to $137.2 million for the year ended December 31, 2000. This increase was substantially due to our accounting for the acquired assets based upon our preliminary purchase price allocation in connection with our acquisitions of the AT&T cable systems and the capital expenditures associated with the upgrade of the cable systems.

     Interest expense, net. Interest expense, net, was $41.4 million for the year ended December 31, 2001. This amount represents interest on financings for our acquisitions of the AT&T cable systems. Historically, the AT&T cable systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Other expenses. Other expense was $2.3 million for the year ended December 31, 2001. This amount represents fees on unused credit commitments under our subsidiary credit facility.

     Gain on disposition of assets. The financial statements for the year ended December 31, 2001 included a gain of approximately $5.2 million on the sale to us of the Missouri cable systems. This gain will not impact our future results.

     Provision (benefit) for income taxes. Provision for income taxes decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to lower taxable income. This decrease was partially offset by deferred taxes incurred from the sale of the Missouri cable systems. Under our ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes. There was no provision or benefit for income taxes for Medicom Broadband in 2001.

     Net (loss) income. Due primarily to the increases in depreciation and amortization expense and interest expense, net, we generated a net loss of $60.3 million for the year ended December 31, 2001 as compared to net income of $10.0 million for the year ended December 31, 2000.

     Operating cash flow. Operating cash flow decreased 1.2% to $152.0 million for the year ended December 31, 2001 as compared to $153.9 million for the year ended December 31, 2000. Operating cash flow decreased because the increase in revenues resulting from customer growth in our high-speed Internet access and digital cable services and an increase in the average monthly basic service rate charged to subscribers was more than offset by increases in programming expenses, marketing costs and bad debt expense. As a percentage of revenues, operating cash flow was 32.7% for the year ended December 31, 2001, as compared with 35.0% for the year ended December 31, 2000.

Liquidity and Capital Resources

     Our business requires substantial capital for the upgrade, expansion and maintenance of our cable network. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded and will continue to fund our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

   Investing Activities

     On June 29, 2001, we acquired from AT&T Broadband cable systems in the state of Missouri serving approximately 94,000 basic subscribers. The purchase price, after final working capital adjustments, for these cable systems was approximately $300.0 million. This transaction comprised cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     On July 18, 2001, we acquired from AT&T Broadband cable systems in the states of Georgia, Illinois and Iowa serving approximately 706,000 basic subscribers. The aggregate purchase price, after final working capital adjustments, for these cable systems was approximately $1.77 billion. These transactions comprised cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Carbondale, Charleston, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

     Our capital expenditures were approximately $38.1 million for the period from our inception (April 5, 2001) through December 31, 2001. As of December 31, 2001, approximately 55% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 57% of our homes passed were activated with two-way communications capability. At yearend 2001, our digital cable service was available to approximately 800,000 basic subscribers, and our cable modem service was marketed to about 810,000 homes passed by our cable systems.

     We plan to continue our aggressive cable network upgrade program and expect that approximately 92% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 87% of our homes passed will have two-way communications capability by yearend 2002. To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, we expect to invest between $230.0 million and $240.0 million in capital expenditures in 2002.

   Financing Activities

     On June 29, 2001, we completed an offering of $400.0 million of 11% senior notes due June 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On June 29, 2001, MCC made a $336.4 million equity contribution to us. MCC made an additional $388.6 million equity contribution to us on July 18, 2001. The proceeds were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC, a New York limited liability company wholly-owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, our operating subsidiaries entered into a $1.4 billion senior secured credit facility. The credit facility consists of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. Borrowings under this facility, in the amount of $855.0 million, were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     As of December 31, 2001, our total debt was $1.2 billion and we had approximately $599.6 million of unused credit commitments under our subsidiary credit facilities, of which over $350.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. On such date, about 33% of our outstanding indebtedness was at fixed interest rates, and our weighted average cost of indebtedness was approximately 6.7%.

     As of December 31, 2001, we were in compliance with all covenants in our subsidiary credit facility and our public debt indenture.

     On January 24, 2002, we entered into interest rate swap agreements, which expire in 2007, to hedge $50.0 million of floating rate debt under our subsidiary credit facility. Under the terms of all of our interest rate swap agreements, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, we do not anticipate nonperformance by the counterparties.

     On February 4, 2002, we and MCC filed a registration statement with the SEC under which we may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our obligations and complete any future acquisitions. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The table below summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2001 and thereafter. The amounts represent the maximum future contractual obligations.

                                          Payments Due by Period
                                          ----------------------
                                           (dollars in millions)

                                                    2003      2005     After
 Contractual Obligations        Total     2002    to 2004   to 2006    2006
 -----------------------       ------    ------   -------   -------   -------

Long-term debt                 $1,200      $--      $ 8       $78      $1,114
Operating leases                    5        1        2         1           1
                               ------      ---      ---       ---      ------
Total contractual cash
obligations                    $1,205      $ 1      $10       $79      $1,115
                               ======      ===      ===       ===      ======

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 on July 1, 2001 had no effect on our results of operations or financial position as we account for all acquisitions under the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. We adopted this standard effective January 1, 2002 and are evaluating our goodwill and other specifically identifiable intangibles for impairment in accordance with the standard's guidance. We are also currently evaluating whether franchise licenses qualify as indefinite life intangibles under the new standard. If we conclude that franchise licenses are indefinite life intangibles, they will no longer be amortized. Amortization of goodwill and franchise licenses was approximately $51.8 million for the period from our inception on April 5, 2001 through December 31, 2001. We acquired cable systems in June and July 2001, so the amortization of goodwill and franchise licenses for the period ended December 31, 2001 does not incorporate the full-year impact of those transactions. For the year ending December 31, 2002, if we conclude that goodwill and franchise licenses are indefinite life intangible assets, our preliminary estimate is that the adoption of SFAS 142 will reduce amortization expense in our consolidated statements of operations by approximately $67.0 million.

     In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS 143 will have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective January 1, 2002 and do not expect a material impact on our results of operations or financial position.

Inflation and Changing Prices

     Our systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe we are allowed under the Federal Communications Commission's existing cable rate regulations to increase our rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

   We had no operating history prior to June 29, 2001. The financial information included in this report may not be indicative of our results as an independent company.

     We began operations as a stand-alone company on June 29, 2001, the date we acquired from AT&T Broadband cable systems serving about 94,000 basic subscribers in the state of Missouri. On July 18, 2001 we acquired from AT&T Broadband cable systems serving about 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. Accordingly, we have only a limited history of operating those systems and can provide you with only limited information upon which to evaluate our performance in managing them. Our historical financial information included in this report for periods after the acquisitions may not be indicative of the future results we can achieve with our cable systems.

     Except as noted in the previous paragraph, for the periods during which financial statements of the AT&T cable systems are presented in this annual report, the AT&T cable systems operated as fully integrated businesses of AT&T Broadband. The AT&T cable systems combined financial statements (referred to as the Mediacom Systems (Predecessor Company) Combined Financial Statements) have been derived from the financial statements and accounting records of AT&T Broadband and reflect significant assumptions and allocations. This historical financial information presents the business of the AT&T cable systems as if they had been a separate stand-alone enterprise. This information may not necessarily reflect what the results of operations, financial position and cash flows would have been during the periods presented if the businesses had been a separate, stand-alone entity during the periods presented and may not be indicative of our future results of operations, financial position and cash flows.

     In particular, the costs during the periods presented were based on internal cost allocation methods determined by AT&T Broadband. Much of the costs are for services provided by AT&T Broadband and its affiliates. The AT&T cable systems relied on AT&T Broadband and its related companies for providing certain administrative, management and other services. These costs do not necessarily represent what our actual costs would have been if we had operated the AT&T cable systems as a stand-alone company and performed these services ourselves or if we had purchased these services from independent parties. Further, these costs may not be indicative of what our actual costs will be going forward. In addition, the combined financial statements of the AT&T cable systems include certain assets, liabilities, revenues and expenses that were not historically recorded at the level of, but are associated with, the AT&T cable systems.

     Moreover, the historical financial statements of the AT&T cable systems reflect the results of operations, cash flows and financial condition of a mature cable television business with no debt. We incurred significant amounts of debt in order to fund the acquisitions of the AT&T cable systems. In addition, a primary component of our business strategy is to make significant capital expenditures, financed in part with additional debt, in order to upgrade our network to allow us to offer advanced broadband products and services, including digital cable and cable modem services, to substantially all of our customers. Accordingly, the historical financial information of the AT&T cable systems included in this annual report is not necessarily indicative of our future results of operations, cash flows and financial condition.

   We expect to continue to incur net losses and we may not be profitable in the future.

     We reported a net loss for the period from our inception on April 5, 2001 through December 31, 2001. We expect to continue to incur net losses in the future. The principal reasons for such expected net losses include the depreciation and amortization expenses associated with acquisitions and the capital expenditures related to expanding and upgrading our cable systems, as well as interest costs associated with borrowed money.

   We are a holding company with no operations and we depend on our operating subsidiaries for cash to fund our obligations.

     As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to pay current interest on our 11% senior notes due 2013 and our other obligations, and to repay the principal amount of these obligations, is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries' ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facility. Our subsidiary credit facility permits our subsidiaries to distribute cash to us, but only so long as there is no default under such credit facility. If there were a default under our subsidiary credit facility, we would not have any cash to pay interest on our obligations.

   If we are unable to successfully integrate our newly acquired cable systems, our business and results of operations could be adversely affected.

     We acquired all of our cable systems in June and July 2001. We may acquire more cable systems in the future, through direct acquisitions, system swaps or otherwise. These integration and management of the cable systems we have already acquired or may acquire, involve the following principal risks that could adversely affect our business and results of operations:

     . our acquisitions may result in significant unexpected operating difficulties, liabilities or contingencies;

     . the integration of acquired cable systems may place significant demands on our management, diverting their attention from, and making it more difficult for them to manage, our other cable systems;

     . the integration of acquired cable systems may require significant financial resources that could otherwise be used for the ongoing development of our other cable systems, including our network upgrade program;

     . we may be unable to recruit additional qualified personnel which may be required to integrate and manage acquired cable systems; and

     . some of our existing operational, financial and management systems may be incompatible with or inadequate to effectively integrate and manage acquired cable systems and any steps taken to implement changes in our cable systems may not be sufficient.

   We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

     Our total debt as of December 31, 2001 was approximately $1.2 billion. Our interest expense for the period from our inception on April 5, 2001 through December 31, 2001 was $41.4 million. On a pro forma basis, our interest expense for the year ended December 31, 2001 was $88.3 million. We cannot assure you that our business will generate sufficient cash flows to permit us or our subsidiaries to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including:

     . we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

     . we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facility and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

     . some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

     . we may be more vulnerable to economic downturns and adverse developments in our business;

     . we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

     . we may be at a disadvantage when compared to those of our competitors that have less debt; and

     .    we may not be able to implement our strategy.

     We anticipate incurring additional debt to fund the expansion, maintenance and upgrade of our cable systems. If new debt is added to our current debt levels, the related risks that we now face could intensify.

   A default under our indenture or our subsidiary credit facility could result in an acceleration of our indebtedness or a foreclosure on the membership interests of our operating subsidiaries.

     The agreements and instruments governing our own and our subsidiaries' indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under our subsidiary credit facility. A default under our subsidiary credit facility could result in a foreclosure by the lenders on the membership interests pledged under such facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

   The terms of our indebtedness could materially limit our financial and operating flexibility.

     Several of the covenants contained in the agreements and instruments governing our own and our subsidiaries' indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

     .    incur additional indebtedness;

     .    create liens and other encumbrances;

     . pay dividends and make other payments, investments, loans and guarantees;

     .    enter into transactions with related parties;

     . sell or otherwise dispose of assets and merge or consolidate with another entity;

     .    repurchase or redeem equity interests or debt;

     .    pledge assets; and

     .    issue equity interests.

     Complying with these covenants could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

   We may not be able to obtain additional capital to continue the development of our business.

     Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. We cannot assure you that our anticipated levels of capital expenditures will be sufficient to accomplish our planned system upgrades, maintenance and expansion, or to roll out advanced services. If there is accelerated growth in digital cable customers or in the delivery of other advanced services or if costs increase, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance our capital improvement program or any additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

   If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our plans to upgrade or expand our cable systems and respond to competitive pressures. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete. Consequently, our business and results of operations could suffer materially.

   If we are unable to successfully implement our business strategy, our business, financial condition and results of operations could be adversely affected.

     The implementation of our business strategy will place significant demands on our and our manager's management and operational, financial and marketing resources. We cannot assure you that our manager or we will be successful in operating our cable systems. The successful implementation of our business strategy involves the following principal risks that could materially adversely affect our business, financial condition and results of operations:

     . the operation of our cable systems places significant demands on our manager's management team and may result in significant unexpected operating difficulties, liabilities or contingencies;

     . our manager may be unable to recruit additional qualified personnel which may be required to integrate and manage our cable systems; and

     . some of our manager's operational, financial and management systems may be incompatible with or inadequate to effectively implement our business strategy.

     In addition, each of the above risks may apply to any future acquisition of cable systems.

   If we are unsuccessful in expanding and introducing new and advanced services, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, such as high-speed Internet access service and digital programming services, the launch of additional services, such as video-on-demand or Internet telephony, and acquisitions of additional cable systems. We may not be able to successfully expand or launch these new or additional services, and it is possible that they will not generate significant revenue growth. As of the date of this report, there are no material pending acquisitions. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

   Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable television industry has experienced a rapid escalation in the cost of programming, particularly sports programming. The escalation in programming costs is expected to continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

   Failure to negotiate programming contracts for our cable systems could adversely affect our business and results of operations.

     Substantially all of the cable television programming services carried on our cable systems are provided to customers without written contracts with the respective programming suppliers. Our manager is currently negotiating with these suppliers on our behalf, but we are unable to guarantee that the outcome of any negotiations will be favorable to us. While we could obtain access to most of these programming services by joining a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

   We may not be able to compete effectively in the highly competitive media and telecommunications industries.

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, telephone companies, and, most significantly, from direct broadcast satellite operators. Our high-speed Internet service is subject to competition from telephone companies using digital subscriber line technology, direct broadcast satellite operators and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We expect that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with our businesses. We cannot assure you that upgrading our cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

   Recent changes in the regulatory environment may introduce additional competitors in our markets.

     Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and public utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments could enable local telephone and utility companies to provide a wide variety of video services in their service areas that will be directly competitive with the services provided by cable systems in the same area.

   Continued growth of direct broadcast satellite operators could adversely affect our business and results of operations.

     Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets, although they currently deliver virtually no local broadcast signals in the markets that we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. On October 28, 2001, EchoStar Communications Corporation (which does business as DISH Network) announced that it has agreed to acquire Hughes Electronics Corp. (which does business as DIRECTV). If consummated, this combination would create a much stronger competitive challenge for us and other cable system operators.

   We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect our business, financial condition and results of operations.

     We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including analog and digital set-top converter boxes, servers and routers, fiber-optic cable, telephone circuits, software, the "backbone" telecommunications network for our Internet access service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. In addition, some suppliers have commenced bankruptcy proceedings or experienced other financial difficulties that may affect the availability of these items. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

     Among other things, we rely on local telephone companies and other firms to provide data communications capacity through local telecommunications lines and leased long-distance lines. We may experience disruptions or capacity constraints in these telecommunications services. If disruptions or capacity constraints occur, we may have no means of replacing these services on a timely basis, or at all. In Iowa and Illinois, we rely on subsidiaries of McLeodUSA Inc. ("McLeod") to provide us with the right to use optical fiber we need to operate and expand our business. McLeod recently filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, however, the subsidiaries of McLeod, with which we are counterparties, have not become directly involved in the bankruptcy proceedings. If the subsidiaries were to become involved, it is possible that the bankruptcy court would authorize them to terminate the contract that gives us the right to use such optical fiber. We might not be able to find alternative sources to replace the optical fiber, and constructing our own fiber would be costly and may take a significant amount of time. The provision of our services to certain customers in our affected areas could be severely interrupted or delayed for prolonged periods. As a result, our business and results of operations could be materially adversely affected.

     We also rely on AT&T Corp. to provide, under a multi-year contract with our manager, the Internet protocol network backbone and certain core Internet support functions for our cable modem service. If AT&T Corp. ceased to provide these services during or after the term of the contract and we were unable to secure alternative arrangements on acceptable terms, our high-speed Internet access business could be materially and negatively impacted.

   Our business and results of operations could be adversely affected by labor disputes.

     Approximately 6.3% of our cable systems' employees are represented by labor unions but are not covered by any collective bargaining agreements. We are negotiating in good faith with the labor unions regarding new labor contracts. We cannot assure you that any negotiations we may undertake with such unions will result in outcomes satisfactory to us. Although we believe that our relations with our employees are generally good, we cannot assure you that our employees who are not currently represented by any union, will not seek to be represented by unions under collective bargaining agreements in the future. A prolonged work stoppage, strike or slowdown at our systems could have a material adverse effect on our business and results of operations.

   We depend on our manager for the provision of essential management functions.

     We do not have separate senior management and are dependent on our manager for the operation of our business. Our manager also manages Mediacom LLC's operating subsidiaries. Following our acquisitions of the AT&T cable systems, the number of customers served by the cable systems managed by our manager increased significantly and our manager continues to devote a significant portion of its personnel and other resources to the management of Mediacom LLC's cable systems. As a result, the attention of our manager's senior executive officers may be diverted from the management of our cable systems and the allocation of resources between our cable systems and Mediacom LLC's cable systems could give rise to conflicts of interest.

     The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom LLC's cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom LLC's operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 1.3% of our gross operating revenues for the period from our inception on April 5, 2001 through December 31, 2001, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.0% of each subsidiary's gross operating revenues.

   If our manager were to lose key personnel, our business could be adversely affected.

     If any of our manager's key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager's key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. Our manager has not entered into an employment agreement with Mr. Commisso. Neither our manager nor we currently maintains key man life insurance on Mr. Commisso or other key personnel.

     In addition, our bank credit facility provides that a default will result if any person or group, other than Mr. Commisso and certain of his affiliates, becomes the beneficial owner of an amount of the aggregate voting power of the common stock of or manager on a fully-diluted basis equal or exceeding (i) 35% or (ii) the amount of aggregate voting power of the common stock of our manager on a fully diluted basis owned by Mr. Commisso and such affiliates at the time.

   The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, which could inhibit or prevent a change of control or change in management. A sale of his stock in our manager could result in a change of control that could have unpredictable effects.

     Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 80.6% of the combined voting power of all of its common stock as of December 31, 2001. As a result, Mr.Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager's stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our subsidiary credit agreement.

   Our cable television business is subject to extensive governmental regulation.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

     Similarly, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet, including laws covering such issues as privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

   Our franchises are subject to non-renewal or termination by local authorities, which could cause us to lose our right to operate some of our systems.

     Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. In addition, the Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. However, cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services. Although the Communications Act requires the municipality to take into account the cost of meeting such requirements, there is no assurance that we will not be required to make significant additional investments in its cable television systems as part of the franchise renewal process. There can be no assurance that we will continue to be able to renew franchises in the future on acceptable terms. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business and results of operations.

   Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an "overbuild." As of December 31, 2001, approximately 10.2% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition will not develop in other markets that we now serve or that we will serve after any future acquisitions.

   Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The FCC is considering whether it should adopt new rules regulating cable modem service, and federal court actions raising various issues relating to that kind of service are pending. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business.

   We may be subject to legal liability because of the acts of our Internet service customers or because of our own negligence.

     Our cable modem service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other Websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

     It is also possible that, if any information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service.

     To date, no one has filed a claim of any of these kinds against us, but someone may file a claim of that type in the future in either domestic or international jurisdictions, and may be successful in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

     Since our manager launched its Mediacom Online(SM) Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasing active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider--for example, a customer's use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person's trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

   If we offer telecommunications services, we may become subject to additional regulatory burdens.

     If we provide telecommunications services over our communications facilities, we may be required to obtain additional federal, state and local permits or other governmental authorizations to offer these services. This process, together with accompanying regulation of these services, would place additional costs and regulatory burdens on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to some market risk due to the floating interest rate under our subsidiary credit facility. Our subsidiary credit facility has interest payments based on a floating rate (a base rate or LIBOR, at its option) plus a variable amount based on operating results. Three month LIBOR at December 31, 2001 was 1.91%. A 1.0% increase in LIBOR would result in a $8.0 million pro forma annual increase in interest expense. We expect any new financing arrangements to expose us to similar risks. The table below provides information on our long-term debt. See Note 6 to our consolidated financial statements.

     Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. However, there can be no assurance that hedges will be implemented, or if implemented will achieve the desired effect. We may experience loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

                                       Expected Maturity
                   ------------------------------------------------------------
                               (All dollar amounts in thousands)
                    2002     2003     2004       2005       2006     Thereafter      Total     Fair Value
                   -----    -----    ------    -------    -------    ----------    --------    ----------
Fixed rate         $  --    $  --    $   --    $    --    $    --     $400,000     $400,000     $436,000
Weighted average
  interest rate     11.0%    11.0%     11.0%      11.0%      11.0%        11.0%        11.0%

Variable rate      $  --    $  --    $8,500    $35,000    $42,500     $714,000     $800,000     $800,000
Weighted average
  interest rate      4.9%     4.9%      4.9%       4.9%       4.9%         4.9%         4.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                    --------

                                                                                                           Page
                                                                                                           ----
Mediacom Broadband LLC

Report of Independent Public Accountants................................................................    52
Consolidated Balance Sheet as of December 31, 2001......................................................    53
Consolidated Statement of Operations for Period from Inception (April 5, 2001) through
   December 31, 2001....................................................................................    54
Consolidated Statement of Changes in Member's Equity for the Period from Inception (April 5, 2001)
   through December 31, 2001............................................................................    55
Consolidated Statement of Cash Flows for Period from Inception (April 5, 2001) through
   December 31, 2001....................................................................................    56
Notes to Consolidated Financial Statements..............................................................    57
Schedule II - Valuation and Qualifying Accounts.........................................................    65

Mediacom Systems (Predecessor Company)

Report of Independent Accountants-"New Mediacom"........................................................    66
Report of Independent Accountants-"Old Mediacom"........................................................    67
Combined Balance Sheets as of July 18, 2001 and December 31, 2000.......................................    68
Combined Statements of Operations and Parent's Investment for the Period from January 1 to July
   18, 2001, Year ended December 31, 2000, Period from March 1 to December 31, 1999 and Period
   from January 1 to February 28, 1999..................................................................    69
Combined Statements of Cash Flows for the Period from January 1 to July 18, 2001, Year ended
   December 31, 2000, Period from March 1 to December 31, 1999 and Period from January 1 to
   February 28, 1999....................................................................................    70
Notes to Combined Financial Statements..................................................................    71
Schedule II - Valuation and Qualifying Accounts.........................................................    79

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of Mediacom Broadband LLC:

We have audited the accompanying consolidated balance sheet of Mediacom Broadband LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in member's equity and cash flows for the period from inception (April 5, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the period from inception (April 5, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               /S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (All dollar amounts in 000's)

                                                                                       December 31,
                                                                                           2001
                                                                                       ------------
                                     ASSETS
Cash and cash equivalents .........................................................     $    7,578
Short-term investments ............................................................         48,000
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,148...         17,504
Prepaid expenses and other assets .................................................         63,600
Investment in cable television systems:
   Inventory ......................................................................         24,670
   Property, plant and equipment, at cost .........................................        594,366
   Less: accumulated depreciation .................................................        (34,799)
                                                                                        ----------
     Property, plant and equipment, net ...........................................        559,567
   Intangible assets, net of accumulated amortization of $51,879 ..................      1,541,464

     Total investment in cable television systems .................................      2,125,701
Other assets, net of accumulated amortization of $1,086 ...........................         20,284
                                                                                        ----------
     Total assets .................................................................     $2,282,667
                                                                                        ==========
                    LIABILITIES, PREFERRED MEMBERS' INTERESTS
                               AND MEMBERS' EQUITY
LIABILITIES
   Debt ...........................................................................     $1,200,000
   Accounts payable and accrued expenses ..........................................        229,700
   Deferred revenue ...............................................................         36,673
                                                                                        ----------
     Total liabilities ............................................................      1,466,373
                                                                                        ----------
Commitments and Contingencies (Note 11)

PREFERRED MEMBERS' INTERESTS ......................................................        150,000
                                                                                        ----------
MEMBER'S EQUITY
   Capital contributions ..........................................................        725,000
   Accumulated deficit ............................................................        (58,706)
                                                                                        ----------
     Total member's equity ........................................................        666,294
                                                                                        ----------
     Total liabilities, preferred members' interests and member's equity...........     $2,282,667
                                                                                        ==========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (All amounts in 000's)

                                                                   Inception
                                                                (April 5, 2001)
                                                                    through
                                                                  December 31,
                                                                     2001
                                                                ---------------
Revenues ....................................................      $215,900

Costs and expenses:
     Service costs ..........................................        89,006
     Selling, general and administrative expenses ...........        42,442
     Management fee expense .................................         2,875
     Depreciation and amortization ..........................        88,463
                                                                   --------
Operating loss ..............................................        (6,886)

Interest expense, net .......................................        41,430
Other expenses ..............................................         2,270
                                                                   --------
Net loss ....................................................      $(50,586)
                                                                   ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                                 MEMBER'S EQUITY
                          (All dollar amounts in 000's)

                                        Capital      Accumulated
                                     Contributions     Deficit      Total
                                     -------------   -----------   --------

Balance, Inception (April 5, 2001)     $     --       $     --     $     --
   Comprehensive loss:
     Net loss                                --        (50,586)
     Comprehensive loss                      --             --      (50,586)
   Equity contribution from MCC         725,000             --      725,000
   Dividend payments on Preferred
     Members' Interest                       --         (8,120)      (8,120)
                                       --------       --------     --------
Balance, December 31, 2001             $725,000       $(58,706)    $666,294
                                       ========       ========     ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                        Inception
                                                                                     (April 5, 2001)
                                                                                         Through
                                                                                    December 31, 2001
                                                                                    -----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss .....................................................................     $   (50,586)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization ..............................................          88,463
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net ......................................         (11,746)
       Prepaid expenses and other assets ........................................         (63,600)
       Other assets .............................................................           1,086
       Accounts payable and accrued expenses ....................................         161,361
       Deferred revenue .........................................................          36,673
                                                                                      -----------
         Net cash flows provided by operating activities ........................         161,651
                                                                                      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures .........................................................         (38,102)
   Acquisitions of cable television systems .....................................      (2,113,336)
   Short-term investments .......................................................         (48,000)
   Other, net ...................................................................            (145)
                                                                                      -----------
         Net cash flows used in investing activities ............................      (2,199,583)
                                                                                      -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings ...............................................................       1,282,000
   Repayment of debt ............................................................         (82,000)
   Preferred member's interests .................................................         150,000
   Dividend payment  to affiliate ...............................................          (8,120)
   Capital contributions ........................................................         725,000
   Financing costs ..............................................................         (21,370)
                                                                                      -----------
         Net cash flows provided by financing activities ........................       2,045,510
                                                                                      -----------
         Net increase in cash and cash equivalents ..............................           7,578

CASH AND CASH EQUIVALENTS, beginning of period ..................................              --
                                                                                      -----------
CASH AND CASH EQUIVALENTS, end of period ........................................     $     7,578
                                                                                      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .....................................     $    13,091
                                                                                      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Limited Liability Company

   Organization

     Mediacom Broadband LLC ("Mediacom Broadband," and collectively with its subsidiaries, the "Company"), a Delaware limited liability company, a wholly-owned subsidiary of Mediacom Communications Corporation ("MCC") was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC ("AT&T Broadband"). Through these cable systems (the "AT&T cable systems"), the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2001, the Company had acquired and was operating cable television systems in the states of Georgia, Illinois, Iowa and Missouri.

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, was organized in May 2001 for the sole purpose of acting as co-issuer with Mediacom Broadband of $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation does not conduct operations of its own.

   Capitalization

     The Company was initially capitalized on June 29, 2001 with an equity contribution of $336.4 million from the Company's parent and manager, MCC, a Delaware corporation. On July 18, 2001, the Company received an additional equity contribution of $388.6 million from MCC and a $150.0 million preferred equity investment from Mediacom LLC, a New York limited liability company wholly-owned by MCC.

(2)  Summary of Significant Accounting Policies

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements include the accounts of Mediacom Broadband and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct selling costs incurred. Additional installation revenues collected, if any, are deferred and amortized to income over the estimated average life of a subscriber. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Concentration of Credit Risk

     The Company's accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

   Short-Term Investments

     Short-term investments consist of money market investments which are stated at cost which approximates market value.

   Inventory

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the average cost method.

   Property, Plant and Equipment

     Property, plant and equipment is recorded at time of purchase and capitalized at cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. The Company capitalized interest in connection with cable system construction of approximately $0.3 million for the period ended December 31, 2001. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

     Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings............................................   45 years
Leasehold improvements...............................   Life of respective lease
Cable systems and equipment..........................   5 to 10 years
Subscriber devices...................................   5 years
Vehicles.............................................   5 years
Furniture, fixtures and office equipment.............   5 to 10 years

   Intangible Assets

     Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

Franchising costs....................................   15 years
Goodwill ............................................   15 years
Subscriber lists.....................................   5 years
Covenants not to compete.............................   3 to 7 years

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There has been no impairment of long-lived assets of the Company under SFAS 121.

   Other Assets

     Other assets include debt financing costs of approximately $20.3 million as of December 31, 2001. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings and are included in other expense.

   Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings.

   Comprehensive Loss

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive loss and its components in the consolidated financial statements. In accordance with SFAS 130, the Company records temporary unrealized gains and losses on investments, if any, as a component of accumulated comprehensive loss.

   Segment Reporting

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," segments have been identified based upon management responsibility. Management has identified cable services as the Company's one reportable segment.

   Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 on July 1, 2001 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company adopted this standard effective January 1, 2002 and is evaluating its goodwill and other specifically identifiable intangibles for impairment in accordance with the standard's guidance. The Company is also currently evaluating whether franchise licenses qualify as indefinite life intangibles under the new standard. If the Company concludes that franchise licenses are indefinite life intangibles, they will no longer be amortized. Amortization of goodwill and franchise licenses was approximately $51.8 million for the year ended December 31, 2001. The Company acquired cable systems in June and July 2001, so the amortization of goodwill and franchise licenses for the period ended December 31, 2001 does not incorporate the full-year impact of those transactions. For the year ending December 31, 2002, if the Company concludes that goodwill and franchise licenses are indefinite life intangible assets, the Company's preliminary estimate is that the adoption of SFAS 142 will reduce amortization expense in its consolidated statements of operations by approximately $67.0 million.

     In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS 143 will have a material impact on its results of operations or financial position.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and does not expect a material impact on the Company's results of operations or financial position.

(3)  Acquisitions

     The Company has completed the undernoted acquisitions (the "Acquired Systems") in 2001. These acquisitions were made to increase the cable network of the Company. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

     The opening balance sheet for the Acquired Systems is as follows (dollars in thousands):

Accounts receivable...........................................   $    5,758
Intangible assets.............................................    1,551,188
Property, plant and equipment.................................      562,646
Accrued expenses..............................................       (6,256)
                                                                 ----------
    Total.....................................................   $2,113,336
                                                                 ==========

     On June 29, 2001, the Company acquired from AT&T Broadband cable systems serving approximately 94,000 basic subscribers in the state of Missouri for a purchase price of approximately $300.0 million. The purchase price has been preliminarily allocated as follows: approximately $82.2 million to property, plant and equipment and approximately $217.8 million to franchise costs and subscriber lists. Such allocations are subject to adjustments based upon the final appraisal information to be received by the Company. This acquisition was financed with MCC's $336.4 million equity contribution on June 29, 2001.

     On July 18, 2001, the Company acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa for an aggregate purchase price of approximately $1.77 billion. The purchase price has been preliminarily allocated as follows: approximately $478.9 million to property, plant and equipment and approximately $1.29 billion to franchise costs and subscriber lists. Such allocations are subject to adjustments based upon the final appraisal information to be received by the Company. These acquisitions were financed with MCC's $388.6 million equity contribution on July 18, 2001, the $150.0 million preferred equity investment from Mediacom LLC, the net proceeds from the Company's private offering of 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facility.

     Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming the purchase of the Acquired Systems had been consummated as of January 1, 2000. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          2001           2000
                                                       ---------      ----------
                                                       (in thousands, except per
                                                             share amounts)
                                                             (unaudited)
Revenues...........................................    $ 465,138      $ 439,541
Operating loss.....................................    $ (33,747)     $ (27,382)
Net loss...........................................    $(124,338)     $(145,659)

(4)  Property, Plant and Equipment

     As of December 31, 2001, property, plant and equipment consisted of:

                                                                         2001
                                                                     -----------
                                                                     (dollars in
                                                                      thousands)

Land and land improvements........................................     $     14
Buildings and leasehold improvements..............................          598
Cable systems, equipment and subscriber devices...................      591,561
Vehicles..........................................................          462
Furniture, fixtures and office equipment..........................        1,731
                                                                       --------
                                                                        594,366
Accumulated depreciation..........................................      (34,799)
                                                                       --------
Property, plant and equipment, net................................     $559,567
                                                                       ========

     Depreciation expense for the period ended December 31, 2001 was approximately $36.4 million.

(5)  Intangible Assets

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2001:

                                                                        2001
                                                                     -----------
                                                                     (dollars in
                                                                      thousands)

Franchising costs.................................................   $1,592,396
Subscriber lists..................................................          947
                                                                     ----------
                                                                      1,593,343
Accumulated amortization..........................................      (51,879)
                                                                     ----------
Intangible assets, net............................................   $1,541,464
                                                                     ==========
     Amortization expense for the period ended December 31, 2001 was approximately $51.9 million.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Debt

     As of December 31, 2001, debt consisted of:

                                                                        2001
                                                                     ----------
Bank credit facility.............................................    $  800,000
11% senior notes.................................................       400,000
                                                                     ----------
                                                                     $1,200,000

   Bank Credit Facility

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan (the "Broadband Credit Agreement"). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount of the revolver. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. The Mediacom Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2004. The Mediacom Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     The Broadband Credit Agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The Broadband Credit Agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Broadband Credit Agreement as of December 31, 2001.

     The Broadband Credit Agreement is secured by Mediacom Broadband's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband on a limited recourse basis to the extent of such ownership interests. At December 31, 2001, the Company had $599.6 million of unused bank commitments under the Broadband Credit Agreement of which over $350.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements.

     The average interest rate on debt outstanding under the Broadband Credit Agreement was 4.9% for the three months ended December 31, 2001.

   Senior Notes

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the "Issuers") jointly issued $400.0 million aggregate principal amount of 11% senior notes due June 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. Interest accrues at 11% per annum, beginning from the date of issuance and is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The Issuers were in compliance with the indenture governing the 11% Senior Notes as of December 31, 2001.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Fair Value and Debt Maturities

     The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt approximates the carrying value. The fair value at December 31, 2001 of the 11% Senior Notes was approximately $436.0 million.

     The stated maturities of all debt outstanding as of December 31, 2001 are as follows (dollars in thousands):

2002.............................................................    $       --
2003.............................................................            --
2004.............................................................         8,500
2005.............................................................        35,000
2006.............................................................        42,500
Thereafter.......................................................     1,114,000
                                                                     ----------
                                                                     $1,200,000
                                                                     ==========

(7)  Preferred Members' Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the Company's acquisitions of the AT&T cable systems.

(8)  Member's Equity

     On June 29, 2001, MCC made a $336.4 million equity contribution to the Company. MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001. The proceeds from these equity contributions were used to fund a portion of the $2.07 billion purchase price for the Company's acquisitions of the AT&T cable systems.

(9)  Related Party Transactions

     MCC manages the Company pursuant to a management agreement with each operating subsidiary. Pursuant to the management agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems.

     As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $0.4 million for the period ended December 31, 2001.

(11) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $1.9 million for the years ended December 31, 2001. Future minimum annual rental payments are as follows (dollars in thousands):

2002................................................................    $1,302
2003................................................................       947
2004................................................................       750
2005................................................................       432
2006................................................................       315

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $1.3 million for the period ended December 31, 2001.

     As of December 31, 2001, approximately $0.4 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to franchise requirements and pole rentals.

   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

(12) Subsequent Events

     On February 4, 2002, the Company and MCC filed a registration statement with the Securities and Exchange Commission under which it may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The Securities and Exchange Commission declared this registration statement effective on February 13, 2002.

     During February 2002, the Company completed the transition of its high-speed Internet customers, which numbered over 77,000, to MCC's new, proprietary Mediacom Online(SM) high-speed Internet service from the third-party provider Excite@Home. As part of the launch of Mediacom Online, MCC signed a multi-year agreement with AT&T Corp. ("AT&T") under which AT&T provides the Internet protocol network backbone and certain core Internet support functions for MCC's new service.

                                                                     Schedule II

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                                  Additions
                                                      -----------------------------
                                        Balance at     Charged to       Charged
                                       beginning of       costs        to other                     Balance at
                                          period      and expenses   accounts /(1)/   Deductions   end of period
                                       ------------   ------------   --------------   ----------   -------------
December 31, 2001
     Allowance for doubtful accounts
         Current receivables .......        $--          $3,477          $ 2,557        $3,886        $ 2,148
     Acquisition reserves/(1)/
         Accrued expenses ..........        $--          $   --          $42,156        $5,577        $36,579


----------
/(1)/ Additions were charged in connection with purchase accounting.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Mediacom Broadband LLC:

In our opinion, the accompanying combined balance sheets and the related combined statements of operations and parent's investment and of cash flows present fairly, in all material respects, the financial position of Mediacom Systems ("New Mediacom") (a combination of certain assets and liabilities as defined in Note 1 to the combined financial statements) at July 18, 2001 and December 31, 2000, and the results of their operations and their cash flows for the period from January 1, 2001 to July 18, 2001, the year ended December 31, 2000, the period March 1, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, on March 9, 1999 (effective March 1, 1999 for financial reporting purposes), AT&T Corp., the parent company of New Mediacom, acquired Tele-Communications, Inc., parent company of Old Mediacom, in a business combination accounted for as a purchase. As a result of the acquisition, the combined financial statements for the periods after the acquisition reflects AT&T Corp.'s basis in the business.

As discussed in Note 1, effective June 29, 2001 and July 18, 2001, the Mediacom Systems were sold to Mediacom Communications Corporation.


/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 8, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Mediacom Broadband LLC:

In our opinion, the accompanying combined statements of operations and parent's investment and of cash flows of Mediacom Systems ("Old Mediacom") (a combination of certain assets and liabilities as defined in Note 1 to the combined financial statements) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 1999 to February 28, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 8, 2002

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                                   July 18,    December 31,
                                                                                     2001          2000
                                                                                  ----------   ------------
                                       ASSETS
Cash and cash equivalents                                                         $       --    $   21,154
Trade and other receivables, net of allowance for doubtful accounts of $798 and
   $1,649 at July 18, 2001 and December 31, 2000, respectively                        12,676        17,306

Property and equipment, at cost:
   Land                                                                                3,642         4,259
   Distribution systems                                                              505,622       539,322
   Support equipment and buildings                                                    42,898        48,011
                                                                                  ----------    ----------
                                                                                     552,162       591,592
   Less accumulated depreciation                                                     138,095       108,600
                                                                                  ----------    ----------
   Property and equipment, net                                                       414,067       482,992

Intangible assets, net (note 2)                                                    1,508,314     1,778,941

Other assets                                                                           5,990         6,961
                                                                                  ----------    ----------

     Total assets                                                                 $1,941,047    $2,307,354
                                                                                  ==========    ==========

                         LIABILITIES AND PARENT'S INVESTMENT
Accounts payable                                                                  $    2,219    $    3,291
Accrued liabilities                                                                   21,360        20,715
Deferred tax liability (note 7)                                                      675,629       790,264
                                                                                  ----------    ----------

     Total liabilities                                                               699,208       814,270

Parent's investment (note 4)                                                       1,241,839     1,493,084

Commitments (note 8)
                                                                                  ----------    ----------

     Total liabilities and parent's investment                                    $1,941,047    $2,307,354
                                                                                  ==========    ==========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

            COMBINED STATEMENTS OF OPERATIONS AND PARENT'S INVESTMENT
                                 (in thousands)

                                                                                                 Old
                                                              New Mediacom                     Mediacom
                                                 -----------------------------------------   ------------
                                                 Period from
                                                  January 1        Year        Ten months    Two months
                                                     to           ended          ended          ended
                                                  July 18,     December 31,   December 31,   February 29,
                                                    2001           2000           1999           1999
                                                 -----------   ------------   ------------   ------------
Revenue                                          $  249,238     $  439,541     $  336,571      $ 63,335

Costs and expenses:
   Operating (note 4)                               117,205        192,543        145,297        27,200
   Selling, general and administrative               42,449         70,879         58,751         9,886
   Management fees (note 4)                          18,625         22,267         13,440         1,927
   Restructuring charge (note 5)                        570             --             --            --
   Depreciation                                      48,327         72,615         43,632         7,819
   Amortization                                      35,283         64,567         46,534         3,012
                                                 ----------     ----------     ----------      --------

   Operating income (loss) before income taxes      (13,221)        16,670         28,917        13,491

     Gain on disposition of assets                    5,183             --             --            --
                                                 ----------     ----------     ----------      --------

     Net income (loss) before taxes                  (8,038)        16,670         28,917        13,491

     Provision for income taxes (benefit)            (3,546)         6,646         11,620         5,440
                                                 ----------     ----------     ----------      --------

     Net income (loss)                               (4,492)        10,024         17,297         8,051

Parent's investment:
Beginning of period                               1,493,084      1,468,567      1,353,312       598,247
Change in transfers from parent, net (note 4)        47,806         14,493         63,758          (121)
Disposed cable systems                             (294,559)            --             --            --
Acquisition of cable systems (note 3)                    --             --         34,200            --
                                                 ----------     ----------     ----------      --------

End of period                                    $1,241,839     $1,493,084     $1,468,567      $606,177
                                                 ==========     ==========     ==========      ========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Old
                                                              New Mediacom                       Mediacom
                                                   -----------------------------------------   ------------
                                                   Period from
                                                    January 1       Year         Ten months    Two months
                                                       to           ended           ended          ended
                                                     July 18,    December 31,   December 31,   February 29,
                                                       2001          2000           1999           1999
                                                   -----------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (4,492)    $  10,024      $  17,297       $  8,051
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Gain on disposition of assets                       (5,183)           --             --             --
   Depreciation and amortization                       83,610       137,182         90,166         10,831
   Deferred tax benefit                              (114,635)      (24,781)       (20,225)        (2,898)
   Changes in operating assets and liabilities:
   Decrease (increase) in trade and other
     receivables                                        3,185        (2,801)        (2,815)          (969)
   Decrease (increase) in other assets                    813            57           (187)        (3,094)
   Increase (decrease) in accounts payable               (360)         (761)         2,022            337
   Increase in accrued liabilities                      2,784           836          3,449         (1,651)
                                                    ---------     ---------      ---------       --------

     Net cash provided by (used in) operating
       activities                                     (34,278)      119,756         89,707         10,607
                                                    ---------     ---------      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
equipment                                             (34,490)     (131,177)      (159,052)       (16,028)
Other                                                    (192)           --             --             --
                                                    ---------     ---------      ---------       --------

     Net cash used in investing activities            (34,682)     (131,177)      (159,052)       (16,028)
                                                    ---------     ---------      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in transfers from parent, net                   47,806        14,493         77,695            (74)
                                                    ---------     ---------      ---------       --------

Net change in cash and cash equivalents               (21,154)        3,072          8,350         (5,495)
Cash and cash equivalents at beginning of period       21,154        18,082          9,732         15,227
                                                    ---------     ---------      ---------       --------

Cash and cash equivalents at end of period          $      --     $  21,154      $  18,082       $  9,732
                                                    =========     =========      =========       ========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1)  Basis of Presentation and Summary of Significant Accounting Policies

     Effective upon the end of business on June 29, 2001, subsidiaries of AT&T Corp. ("AT&T") sold to Mediacom Communications Corporation ("Mediacom") certain cable television systems serving approximately 94,000 customers located primarily in Missouri, and wholly owned by various cable subsidiaries and partnerships of AT&T (the "Missouri Mediacom Systems") for net cash proceeds of approximately $300 million. AT&T recognized an estimated gain on the sale of the Missouri MediaCom Systems of approximately $5 million. The results of operations and cash flows of the Missouri Mediacom Systems are included in the combined financial statements through June 29, 2001.

     Effective upon the end of business on July 18, 2001, subsidiaries of AT&T sold to Mediacom certain cable television systems serving approximately 706,000 customers located primarily in Iowa, Georgia and Southern Illinois, and wholly owned by various cable subsidiaries and partnerships of AT&T for net cash proceeds of approximately $1.77 billion. AT&T recognized an estimated loss on this sale of approximately $93 million. These cable systems combined with the Missouri Mediacom Systems are collectively referred to herein as the "Mediacom Systems" or the "Systems" except that the balance sheet at July 18, 2001, excludes the Missouri Mediacom Systems which was sold effective June 29, 2001.

     The accompanying combined financial statements include the specific accounts directly related to the activities of the Mediacom Systems. All significant inter-system accounts and transactions have been eliminated in combination. The combined net assets of the Mediacom Systems are referred to as "Parent's Investment."

     On March 9, 1999, AT&T acquired AT&T Broadband, LLC ("AT&T Broadband," formerly known as Tele-Communications, Inc.) in a merger (the "AT&T Merger"). In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. For financial reporting purposes, the AT&T Merger was deemed to have occurred on March 1, 1999. The combined financial statements of Mediacom Systems for periods prior to March 1, 1999 are referred to herein as "Old Mediacom." The combined financial statements of Mediacom Systems for periods subsequent to February 28, 1999 are referred to herein as "New Mediacom." Due to the application of purchase accounting in connection with the AT&T Merger, the predecessor combined financial statements of Old Mediacom are not comparable to the successor combined financial statements of New Mediacom.

     Certain costs of AT&T Broadband are charged to the Systems based primarily on Mediacom Systems' number of customers (see note 4). Although such allocations are not necessarily indicative of the costs that would have been incurred by the Mediacom Systems on a stand alone basis, management believes that the resulting allocated amounts are reasonable.

     The net assets of the Systems are held by various wholly-owned subsidiaries and partnerships of AT&T Broadband. Accordingly, the combined financial statements of the Mediacom Systems do not reflect all of the assets, liabilities, revenues and expenses that would be indicative of a stand-alone business. The financial condition, results of operations and cash flows of the Mediacom Systems could differ from reported results had the Mediacom Systems operated autonomously or as an entity independent of AT&T. In particular, no interest expense incurred by AT&T and its subsidiaries on their debt obligations has been allocated to the Mediacom Systems.

     The Mediacom Systems are included in the consolidated federal income tax return of AT&T and its affiliates for the period from January 1 to July 18, 2001, the year ended December 31, 2000 and the ten months ended December 31, 1999. The Mediacom Systems are included in the consolidated federal income tax return of Tele-Communications, Inc. ("TCI") and its affiliates for the two months ended February 28, 1999. Combined income tax provisions or benefits, related to tax payments or refunds, and deferred tax balances of AT&T and its affiliates or TCI and its affiliates, as applicable, have been allocated to the Mediacom Systems based principally on the taxable income and tax credits directly attributable to the Mediacom Systems, essentially a stand alone presentation. These allocations reflect the Mediacom Systems' contribution to AT&T's or TCI's consolidated taxable income and consolidated tax liability and tax credit position, as applicable.

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

     AT&T performs cash management functions on behalf of AT&T Broadband, including the Mediacom Systems. Substantially all of the Systems' cash balances are swept to AT&T on a daily basis, where they are managed and invested by AT&T. Transfers of cash to and from AT&T are reflected as a component of Parent's investment, with no interest income or expense reflected. Net transfers to or from AT&T are assumed to be settled in cash. AT&T's capital contributions for purchase business combinations to the Systems have been treated as non-cash transactions. In addition, proceeds from the sale of the Missouri Mediacom Systems have been treated as a non-cash transaction with AT&T.

     Effective on the date of sale of the respective Mediacom Systems, all cash was swept by AT&T through Parent's investment.

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

   Impairment of Long-lived Assets

     Management of the Systems periodically reviews the carrying amounts of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, based on an analysis of undiscounted cash flows, such loss is measured by the amount that the carrying value of such assets exceeds the fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

   Income Taxes

     Mediacom Systems is not a separate taxable entity for federal and state income tax purposes and its results of operations are included in the consolidated federal and state income tax returns of AT&T and its affiliates or TCI and its affiliates, as applicable. Mediacom Systems' provision or benefit for income taxes is based upon its contribution to the overall income tax liability or benefit of AT&T and its affiliates or TCI and its affiliates, as applicable.

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

   Stock-Based Compensation

     Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Systems follow the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

   Reclassifications

     Certain prior periods amounts have been reclassified to conform to the current period presentation.

   Recent Pronouncements

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the provisions of SFAS 142 are effective January 1, 2002. Management is currently evaluating the effect that SFAS 141 and SFAS 142 will have on the results of operations, financial position or cash flows of the Systems.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

     In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management of the Systems does not expect that the adoption of this statement will have a material impact on the Systems' results of operations, financial position or cash flows.

     In 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for fiscal years beginning after December 15, 2001. Management of the Systems does not expect that the adoption of SFAS 144 will have a material impact on the Systems' financial position, results of operations or cash flows.

(2)  Intangibles

     Intangible assets are summarized as follows (amounts in thousands):

                                             July 18,       December 31,
                                               2001             2000
                                            ----------      -------------
Franchise costs                             $1,560,198        $1,802,251
Other intangible assets                         78,124            87,791
                                            ----------        ----------
                                             1,638,322         1,890,042
Less accumulated amortization                  130,008           111,101
                                            ----------        ----------
     Intangibles, net                       $1,508,314        $1,778,941
                                            ==========        ==========

     Amortization expense on franchise costs was $30.5 million, $55.3 million, $36.8 million and $3.0 million for the period from January 1 to July 18, 2001, the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Amortization expense for other intangible assets was $4.8 million, $9.3 million, $9.7 million and $0 for the period from January 1 to July 18, 2001, the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

(3)  Acquisitions

     During May of 1999, AT&T Broadband paid cash to acquire a cable television system serving customers located in Iowa (the "1999 Acquisition"). The 1999 Acquisition was deemed effective as of May 1, 1999 for financial reporting purposes, accordingly, the acquired system has been included in the accompanying combined financial results of Mediacom Systems since May 1, 1999. The 1999 Acquisition has been reflected as a contribution from AT&T Broadband.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

     During June of 1999, AT&T Broadband paid cash and traded cable television systems in exchange for cable television systems serving customers located in Southern Illinois (the "1999 Exchange"). The 1999 Exchange was deemed to be effective as of June 1, 1999 for financial reporting purposes, accordingly, the acquired systems have been included in the accompanying combined financial results of Mediacom Systems since June 1, 1999. The 1999 Exchange has been reflected as a contribution from AT&T Broadband.

(4)  Parent's Investment

     Parent's investment in the Mediacom Systems is summarized as follows (amounts in thousands):

                                             July 18,        December 31,
                                               2001             2000
                                            ----------      -------------
Transfers from parent, net                  $1,219,010        $1,465,763
Cumulative net income since March 1, 1999       22,829            27,321
                                            ----------        ----------
                                            $1,241,839        $1,493,084
                                            ==========        ==========

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

     The parent transfers and expense allocation activity consist of the following (amounts in thousands):

                                               New Mediacom                   Old Mediacom
                               -------------------------------------------    ------------
                               Period from
                                January 1        Year         Ten months       Two months
                                   to            ended           ended           ended
                                 July 18,     December 31,    December 31,    February 28,
                                  2001           2000             1999           1999
                               -----------    ------------    ------------    ------------
Beginning of period             $1,465,763     $1,451,270      $1,353,312       $547,498
Programming charges                 77,287        123,993          89,664         17,119
Management fees                     18,625         22,267          13,440          1,927
Cash transfers                     (48,106)      (131,767)        (39,346)       (19,167)
Disposal of cable systems         (294,559)            --              --             --
Acquisition of cable systems            --             --          34,200             --
                                ----------     ----------      ----------       --------
End of period                   $1,219,010     $1,465,763      $1,451,270       $547,377
                                ==========     ==========      ==========       ========

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(5)  Restructuring Charge

     As part of a cost reduction plan undertaken by AT&T Broadband in 2001, approximately 63 employees of the Systems were terminated, resulting in a restructuring charge of approximately $570,000 during the first quarter of 2001. Terminated employees primarily performed customer service and field operations functions. The restructuring charge consists of severance and other employee benefits. As of July 18, 2001, all of the charge has been paid in cash.

(6)  Employee Benefit and Stock-Based Compensation Plans

     AT&T sponsors savings plans for the majority of its employees. Prior to the AT&T Merger, TCI also sponsored savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Employee contributions are matched up to certain limits. AT&T and TCI contributions, as applicable, for employees of the Mediacom Systems amounted to $1,082,000, $2,947,000, $2,282,000 and $458,000 for the period from January 1 to July 18, 2001, the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

     Under AT&T's 1997 Long-term Incentive Program (the "Program"), which was amended March 14, 2000, AT&T grants stock options, performance shares, restricted stock and other awards on AT&T common stock as well as stock options on the AT&T Wireless Group tracking stock. Employees of the Mediacom Systems were eligible to receive stock options under this program effective with the AT&T Merger (see note 1).

     Under the Program, there were 150 million shares of AT&T common stock available for grant with a maximum of 22.5 million common shares that could be used for awards other than stock options. Beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. There is a maximum of 37.5 million shares that may be used for awards other than stock options. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant.

     Under the AT&T 1996 Employee Stock Purchase Plan (the "Plan"), which was effective July 1, 1996, AT&T is authorized to sell up to 75 million shares of AT&T common stock to its eligible employees. Under the terms of the Plan, employees may have up to 10% of their earnings withheld to purchase AT&T's common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day.

     The Systems apply APB 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans for the Mediacom Systems.

     The Systems have adopted the disclosure-only provisions of SFAS 123. If the Systems had elected to recognize compensation costs based on the fair value at the date of grant for AT&T awards granted to Systems' employees in 2000, consistent with the provisions of SFAS 123, Mediacom Systems' net income (loss) would have been adjusted to reflect additional compensation expense resulting in pro forma net income (loss) of $(5,996,000) and $9,339,000 for the period from January 1, 2001 to July 18, 2001 and the year ended December 31, 2000, respectively. There were no AT&T awards granted to systems' employees in 1999 or 2001.

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

     The stock option information included herein has not been adjusted for the July 2001 split-off of the AT&T Wireless Group from AT&T. AT&T granted approximately 259,800 and 86,600 stock options to the Mediacom Systems' employees during 2000 for AT&T stock options and AT&T Wireless Group tracking stock, respectively. At the date of grant, the exercise price for AT&T options and AT&T Wireless Group tracking stock options granted to AT&T Broadband employees during 2000 was $33.81 and $27.56, respectively. The fair value at date of grant for AT&T options and AT&T Wireless Group tracking stock options granted to AT&T Broadband employees during 2000 was $10.59 and $11.74, respectively, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for 2000 for the AT&T options and the AT&T Wireless Group tracking stock options: (i) expected dividend yield of 1.7% and 0%, respectively, (ii) expected volatility rate of 34% and 55%, respectively, (iii) risk-free interest rate of 6.24% and 6.2%, respectively, and
(iv) expected life of 3 years.

(7)  Income Taxes

     The Mediacom Systems is not a separate taxable entity for federal and state income tax purposes and its results of operations are included in the consolidated federal and state income tax returns of AT&T and its affiliates or TCI and its affiliates, as applicable (see note 1).

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate (dollar amounts in thousands):

                                                                 New Mediacom                   Old Mediacom
                                                 -------------------------------------------    ------------
                                                 Period from
                                                  January 1        Year          Ten months      Two months
                                                     to            ended           ended           ended
                                                   July 18,     December 31,    December 31,    February 28,
                                                    2001           2000             1999           1999
                                                 -----------    ------------    ------------    ------------
U.S. federal statutory income tax rate                35.0%          35.0%           35.0%           35.0%
Federal income tax at statutory rate               $(2,813)        $5,834         $10,120          $4,721
State and local income taxes, net of federal
income tax effect                                     (733)           812           1,500             719
                                                   -------         ------         -------          ------
Provision (benefit) for income taxes               $(3,546)        $6,646         $11,620          $5,440
                                                   =======         ======         =======          ======
Effective income tax rate                             44.1%          39.9%           40.2%           40.3%

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
    (A combination of certain assets and liabilities, as defined in note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

     The components of the provision (benefit) for income taxes are presented in this table (amounts in thousands):

                                                       New Mediacom                   Old Mediacom
                                       -------------------------------------------    ------------
                                       Period from
                                        January 1        Year          Ten months      Two months
                                           to            ended           ended           ended
                                         July 18,     December 31,    December 31,    February 28,
                                          2001           2000             1999           1999
                                       -----------    ------------    ------------    ------------
Current:
Federal                                $ 103,860        $ 25,053        $ 25,535        $ 6,644
State and local                            7,229           6,374           6,310          1,693
Deferred:
Federal                                 (106,278)        (19,655)        (16,222)        (2,309)
State and local                           (8,357)         (5,126)         (4,003)          (588)
                                       ---------        --------        --------        -------
Provision (benefit) for income taxes   $  (3,546)       $  6,646        $ 11,620        $ 5,440
                                       =========        ========        ========        =======

     Deferred income tax liabilities are income taxes Mediacom Systems expects to incur in future periods. Similarly, deferred income tax assets are recorded for expected reductions in income taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

     Deferred income tax liabilities consist of the following (amounts in thousands):

                                                      July 18,     December 31,
                                                       2001           2000
                                                      --------     ------------
Long-term deferred income tax liabilities:
  Property, plant and equipment                       $ 62,130       $ 72,417
  Franchise costs                                      590,563        690,070
  Other                                                 22,936         27,777
                                                      --------       --------
  Total long-term deferred income tax liabilities     $675,629       $790,264
                                                      ========       ========

(8)  Commitments

     The Mediacom Systems lease business offices, have entered into pole rental agreements and use certain equipment under lease arrangements. Rental expense for such arrangements amounted to $2,179,000, $2,680,000, $2,331,000 and $522,000 for the period from January 1 to July 18, 2001, the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

     Future minimum lease payments under noncancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

2002 ............................................................        $1,226
2003 ............................................................         1,210
2004 ............................................................         1,187
2005 ............................................................         1,132
2006 ............................................................           919

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

                                                                     Schedule II
                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                         -------------------------
                                           Balance at     Charged to
                                          beginning of       costs                     Balance at
                                             period      and expenses   Deductions   end of period
                                          ------------   ------------   ----------   -------------
December 31, 1999
     Allowance for doubtful accounts
         Current receivables...........      $  792         $5,988        $5,488        $1,292

December 31, 2000
     Allowance for doubtful accounts
         Current receivables...........      $1,292         $7,222        $6,865        $1,649

January 1 to July 18, 2001
     Allowance for doubtful accounts
         Current receivables...........      $1,649         $6,136        $6,987        $  798

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

Name                                                       Age     Position
----                                                       ----    --------
Rocco B. Commisso......................................     52     Chairman and Chief Executive Officer
                                                                   of Mediacom Broadband LLC and MCC and
                                                                   President and Chief Executive Officer and
                                                                   Director of Mediacom Broadband Corporation
Mark E. Stephan........................................     45     Senior Vice President, Chief Financial
                                                                   Officer and Treasurer of Mediacom Broadband
                                                                   LLC and MCC, Director of MCC, and Treasurer
                                                                   and Secretary of Mediacom Broadband
                                                                   Corporation
James M. Carey.........................................     50     Senior Vice President, Operations of MCC
John G. Pascarelli.....................................     40     Senior Vice President, Marketing and
                                                                   Consumer Services of MCC
Joseph Van Loan........................................     60     Senior Vice President, Technology of MCC
Italia Commisso Weinand................................     48     Senior Vice President, Programming and
                                                                   Human Resources and Secretary of MCC
Charles J. Bartolotta..................................     47     Senior Vice President, Customer Operations
                                                                   of MCC
Calvin G. Craib........................................     47     Senior Vice President, Business
                                                                   Development of MCC
William I. Lees, Jr. ..................................     43     Senior Vice President, Corporate
                                                                   Controller of MCC
Joseph E. Young........................................     53     Senior Vice President, General Counsel of
                                                                   MCC
Craig S. Mitchell......................................     43     Director of MCC
William S. Morris III..................................     67     Director of MCC
Thomas V. Reifenheiser.................................     66     Director of MCC
Natale S. Ricciardi....................................     53     Director of MCC
Robert L. Winikoff.....................................     55     Director of MCC

     Rocco B. Commisso has 24 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since our inception in April 2001 and our manager's Chairman and Chief Executive Officer since founding its predecessor company in July 1995. Mr. Commisso has served as President, Chief Executive Officer and Director of Mediacom Broadband Corporation since its inception in May 2001. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association, Cable Television Laboratories, Inc and C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 15 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since our inception in April 2001 and our manager's Senior Vice President, Chief Financial Officer and Treasurer since the commencement of its operations in March 1996. Mr. Stephan has served as Director of our manager since its incorporation in November 1999 and as Treasurer and Secretary of Mediacom Broadband since its inception in May 2001. From 1993 to February 1996, Mr. Stephan served as Vice President of Finance for Cablevision Industries. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada from 1987 to 1992.

     James M. Carey has 20 years of experience in the cable television industry. Before joining our manager in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association.

     John G. Pascarelli has 21 years of experience in the cable television industry. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable Television Administration and Marketing Association.

     Joseph Van Loan has 29 years of experience in the cable television industry. Before joining our manager in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

     Italia Commisso Weinand has 25 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. She serves on the board of directors of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 19 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 20 years of experience in the cable television industry. Before joining our manager in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     William I. Lees, Jr. joined our manager in October 2001 as Senior Vice President, Corporate Controller. Previously, Mr. Lees served as Executive Vice President and Chief Financial Officer for Regus Business Centre Corp., a multinational real estate services company, from July 1999 to September 2001. Prior to that time, he served as Corporate Controller and Director for Formica Corporation from September 1998 to July 1999, and as Chief Financial Officer for Imperial Schrade Corporation from September 1993 to September 1998. He was previously employed for 13 years by Ernst & Young.

     Joseph E. Young has 17 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President and General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Corporation for more than the past five years. He currently serves as its Vice President of Finance and Treasurer and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its Vice President, U.S. Manufacturing, with responsibility for all of Pfizer's U.S. manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal currently serves as MCC's outside general counsel and prior to such representation Cooperman Levitt Winikoff Lester & Newman, P.C. served as MCC's outside general counsel since 1995.

ITEM 11. EXECUTIVE COMPENSATION

     The executive officers and directors of MCC are compensated exclusively by MCC and do not receive any separate compensation from Mediacom Broadband LLC or Mediacom Broadband Corporation. MCC acts as our manager and in return receives a management fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Mediacom Broadband Corporation is a wholly-owned subsidiary of Mediacom Broadband LLC. MCC is the sole voting member of Mediacom Broadband. The address of MCC is 100 Crystal Run Road, Middletown, New York 10941.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

     Pursuant to management agreements between MCC and our operating subsidiaries, which commenced on the respective dates of the acquisitions of the AT&T cable systems, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the period ended December 31, 2001, MCC received $3.0 million of such management fees.

Other Relationships

     J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., BNY Capital Markets, Inc. and other investment banking firms or their affiliates have in the past engaged in transactions with and performed services for us and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services. Furthermore, these companies or their affiliates may perform similar services for us and our affiliates in the future. Affiliates of certain of these companies are agents and lenders under our subsidiary credit facility. The Bank of New York, an affiliate of BNY Capital Markets, Inc., acts as trustee for our senior notes.

     On June 29, 2001, we received a $336.4 million equity contribution from MCC. We received an additional $388.6 million equity contribution from MCC on July 18, 2001. The proceeds were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

Exhibits

(b) The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number                            Exhibit Description
-------                           -------------------

2.1 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri)/(1)/

2.2 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia)/(1)/

2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois)/(1)/

2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois)/(1)/

3.1       Certificate of Formation of Mediacom Broadband LLC/(2)/

3.2 Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC/(2)/

3.3       Certificate of Incorporation of Mediacom Broadband Corporation/(2)/

3.4       By-Laws of Mediacom Broadband Corporation/(2)/

4.1 Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation/(2)/

10.3 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility./(2)/

21.1      Subsidiaries of Mediacom Broadband LLC/(2)/

23.1      Consent of Arthur Andersen LLP

23.2      Consent of PricewaterhouseCoopers LLP

(c)  Financial Statement Schedule

None.

(d)  Reports on Form 8-K

None.

----------
/(1)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

/(2)/ Filed as an exhibit to the Registration Statement on Form S-4 (File No.
     333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Mediacom Broadband LLC


March 29, 2002                                BY:   /S/ Rocco B. Commisso
                                                  ------------------------------
                                                  Rocco B. Commisso
                                                  Manager, Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title                           Date
         ---------                                     -----                           ----


  /S/ Rocco B. Commisso            Manager, Chairman and                           March 29, 2002
-------------------------------      Chief Executive Officer (principal
    Rocco B. Commisso                executive officer)


  /S/ Mark E. Stephan              Senior Vice President,                          March 29, 2002
-------------------------------      Chief Financial Officer and Treasurer
    Mark E. Stephan                  (principal financial officer and principal
                                     accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Mediacom Broadband Corporation


March 29, 2002                                By:   /S/ Rocco B. Commisso
                                                  ------------------------------
                                                  Rocco B. Commisso
                                                  President, Chief Executive
                                                  Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title                           Date
         ---------                                     -----                           ----


  /S/ Rocco B. Commisso            President, Chief Executive Officer              March 29, 2002
-------------------------------      and Director (principal executive officer)
    Rocco B. Commisso


  /S/ Mark E. Stephan              Treasurer and Secretary                         March 29, 2002
-------------------------------      (principal financial officer
    Mark E. Stephan                  and principal accounting officer)