Form 10-Q
period 2002-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2002-05-15
CIK 1161364, 1161366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
                                     PART I
                                     ------

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets (unaudited) -
                March 31, 2002 and December 31, 2001............................     1

             Consolidated Condensed Statement of Operations (unaudited) -
                Three Months Ended March 31, 2002...............................     2

             Consolidated Condensed Statement of Cash Flows (unaudited) -
                Three Months Ended March 31, 2002...............................     3

             Notes to Consolidated Condensed Financial Statements (unaudited)...     4

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................     8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............    14

                                     PART II
                                     -------

Item 6.   Exhibits and Reports on Form 8-K......................................    15

                                   ----------

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS - MEDIACOM BROADBAND LLC

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                   March 31,    December 31,
                                                                                     2002           2001
                                                                                  ----------    ------------
                                     ASSETS

Cash and cash equivalents                                                         $   10,856     $    7,578

Short-term investments                                                                 8,000         48,000
Investments                                                                              343             --
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $2,042 and $2,148, respectively                                                 19,786         17,504
Prepaid expenses and other assets                                                     67,644         63,600
Investment in cable television systems:
   Inventory                                                                          25,906         24,670
   Property, plant and equipment, net of accumulated depreciation of
      $56,123 and $34,799, respectively                                              588,135        559,567
   Intangible assets, net of accumulated amortization of $56,006 and
      $51,879, respectively                                                        1,538,390      1,541,464
                                                                                  ----------     ----------
      Total investment in cable television systems                                 2,154,902      2,125,701
   Other assets, net of accumulated amortization of $1,686 and
      $1,086, respectively                                                            19,830         20,284
                                                                                  ----------     ----------
      Total assets                                                                $2,278,890     $2,282,667
                                                                                  ==========     ==========

                    LIABILITIES, PREFERRED MEMBERS' INTERESTS
                               AND MEMBER'S EQUITY

LIABILITIES
   Debt                                                                           $1,200,000     $1,200,000
   Accounts payable and accrued expenses                                             234,382        229,700
   Deferred revenue                                                                   36,459         36,673
                                                                                  ----------     ----------
      Total liabilities                                                           $1,470,841     $1,466,373
                                                                                  ----------     ----------

PREFERRED MEMBERS' INTERESTS                                                         150,000        150,000
                                                                                  ----------     ----------

MEMBER'S EQUITY
   Capital contributions                                                             725,000        725,000
   Accumulated deficit                                                               (66,951)       (58,706)
      Total member's equity                                                          658,049        666,294
                                                                                  ----------     ----------
      Total liabilities, preferred members' interests and member's equity         $2,278,890     $2,282,667
                                                                                  ==========     ==========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                   Three Months
                                                       Ended
                                                  March 31, 2002
                                                  --------------

Revenues                                             $122,356
Costs and expenses:
   Service costs                                       54,547
   Selling, general and administrative expenses        23,981
   Management fee expense                               1,634
   Depreciation and amortization                       26,019
                                                     --------
Operating income                                       16,175
                                                     --------
Interest expense, net                                  18,934
Gain on derivative instruments, net                      (343)
Other expenses                                          1,329
                                                     --------
Net loss                                             $ (3,745)
                                                     ========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                     Three Months
                                                                                        Ended
                                                                                    March 31, 2002
                                                                                    --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                            $ (3,745)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                      26,019
      Gain on derivative instruments, net                                                  (343)
      Other, net                                                                            497
      Changes in assets and liabilities, net of effects from acquisitions:
         Subscriber accounts receivable                                                  (2,282)
         Prepaid expenses and other assets                                               (4,044)
         Accounts payable and accrued expenses                                            4,807
         Deferred revenue                                                                  (339)
                                                                                       --------
            Net cash flows provided by operating activities                              20,570
                                                                                       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                 (51,593)
   Other investment activities                                                           (1,053)
   Sale of short-term investments, net                                                   40,000
                                                                                       --------
            Net cash flows used in investing activities                                 (12,646)
                                                                                       --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Dividend payment to affiliate                                                         (4,500)
   Financing costs                                                                         (146)
                                                                                       --------
            Net cash flows used in financing activities                                  (4,646)
                                                                                       --------
            Net increase in cash and cash equivalents                                     3,278

CASH AND CASH EQUIVALENTS, beginning of period                                            7,578
                                                                                       --------
CASH AND CASH EQUIVALENTS, end of period                                               $ 10,856
                                                                                       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                            $ 34,468
                                                                                       ========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom Broadband LLC ("Mediacom Broadband," and collectively with its subsidiaries, the "Company"), a Delaware limited liability company, was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC ("AT&T Broadband"). Through these cable systems (the "AT&T cable systems), the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2002, the Company had acquired and was operating cable television systems in the states of Georgia, Illinois, Iowa and Missouri.

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

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Condensed Financial Statements

     The consolidated condensed financial statements as of March 31, 2002 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

     Prior to the June 29, 2001 acquisition of certain cable systems from affiliates of AT&T Broadband, the Company had no active business operations (see
Note 3).

   Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $24.7 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table provides a reconciliation of the pro forma results of operations for the three months ended March 31, 2001 to the net loss that would have been reported had SFAS No. 142. been applied as of January 1, 2001 (dollars in thousands):

Reported pro forma net loss .......................   $(71,340)
   Add back: franchise cost amortization ..........     24,639
                                                      --------
Adjusted pro forma net loss .......................   $(46,701)
                                                      ========

     As of March 31, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years. As of March 31, 2002, the Company's amortizable intangible assets had a gross value of $83.2 million, with accumulated amortization of $4.2 million. The Company's estimated aggregate amortization expense is $15.8 million for each of the years 2002 through 2006.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

(3)  Acquisitions

     The Company completed the undernoted acquisitions of cable systems in 2001. These acquisitions were made to increase the number of customers and markets it serves. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the acquisitions have been included with those of the Company since the dates of acquisition.

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband for a purchase price of approximately $300.0 million. The purchase price has been preliminarily allocated as follows: approximately $82.2 million to property, plant and equipment and approximately $217.8 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The acquisition was financed with a portion of MCC's $336.4 million equity contribution on June 29, 2001.

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.77 billion. The purchase price has been preliminarily allocated as follows: approximately $478.9 million to property, plant and equipment and approximately $1.29 billion to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. These acquisitions were financed with a portion of MCC's $388.6 million equity contribution on July 18, 2001, and the $150.0 million preferred equity investment by subsidiaries of Mediacom LLC, the net proceeds from the Company's private offering of 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The opening balance sheet for the acquisitions is as follows (dollars in thousands):

Accounts receivable..................    $   5,758
Intangible assets....................    1,551,188
Property, plant and equipment........      562,646
Accrued expenses.....................       (6,256)
                                        ----------
   Total.............................   $2,113,336
                                        ==========

     Summarized below are the pro forma unaudited results of operations for the quarter ended March 31, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001. Adjustments have been made to depreciation and amortization, reflecting the fair value of the assets acquired, and interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (dollars in thousands).

Revenues.............................   $112,930
Operating loss.......................    (12,939)
Net loss.............................    (71,340)

(4)  Debt

     As of March 31, 2002 and December 31, 2001, debt consisted of:

                                         March 31,   December 31,
                                           2002          2001
                                        ----------   ------------
                                          (dollars in thousands)
Bank credit facility  ...............   $  800,000    $  800,000
11% senior notes  ...................      400,000       400,000
                                        ----------    ----------
                                        $1,200,000    $1,200,000
                                        ==========    ==========

     The average interest rate on outstanding debt under the bank credit facility was 4.2% for the three months ended March 31, 2002, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2002, the Company had unused credit commitments of approximately $600.0 million under its bank credit facility, of which about $324.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of March 31, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average rate of approximately 4.9%, plus the average applicable margin over the eurodollar rate option under the bank credit agreement. Under the terms of the interest rate exchange agreements, which expire in 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At March 31, 2002, the Company would have received approximately $0.4 million if the exchange agreements were terminated, inclusive of accrued interest.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated condensed financial statements as of and for the three months ended March 31, 2002 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Organization

     Mediacom Broadband LLC was organized as a Delaware limited liability company in April 2001 and serves as a holding company for its operating subsidiaries. Mediacom Broadband Corporation, its wholly-owned subsidiary, was organized as a Delaware corporation in May 2001 for the sole purpose of acting as a co-issuer with the Company's 11% senior notes due 2013 and does not conduct operations of its own. The Company's parent and manager, Mediacom Communications Corporation ("MCC"), was organized as a Delaware corporation in November 1999. See Note 1 of the Company's consolidated condensed financial statements.

Acquisitions

     The Company commenced operations on June 29, 2001 with the acquisition from AT&T Broadband, LLC of cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million.

     On July 18, 2001, the Company acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion.

General

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 89.7% of the Company's revenues for the three months ended March 31, 2002 are attributable to monthly subscription fees charged to customers for their core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by the Company's cable systems. The remaining 10.3% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on their cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit their ability to increase their rates Selling, general and administrative expenses directly attributable to the Company's cable systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

     The high level of depreciation and amortization associated with the Company's acquisition activities and capital investment program, as well as the interest expense related to their financing activities, have caused the Company to report net losses in its limited operating history. The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

     Operating cash flow represents operating income (loss) before depreciation and amortization and restructuring charge. Operating cash flow:

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

     Operating cash flow is included herein because the Company's management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

     The following represents the Company's critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

   Property, Plant and Equipment

     The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived assets under SFAS 121.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $24.7 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

Actual Results of Operations

     The following historical information includes the results of operations of the Company subsequent to its acquisitions of the AT&T cable systems on June 29 and July 18, 2001, and the historical results of predecessor operations prior to those dates. The results of operations for the three months ended March 31, 2001 reflect an adjustment from selling, general and administrative expenses to service costs of $9.2 million to conform to the presentation of the Company's results of operations.

   Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
2001

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2002        2001
                                                     --------    --------
                                                    (dollars in thousands)
Revenues .....................................       $122,356    $112,930
Costs and expenses:
   Service costs .............................         54,547      52,517
   Selling, general and
      administrative expenses ................         23,981      19,240
   Management fee expense ....................          1,634       8,490
   Restructuring charge ......................             --         570
   Depreciation and amortization .............         26,019      38,407
                                                     --------    --------
Operating income (loss) ......................         16,175      (6,294)
                                                     --------    --------
Interest expense, net ........................         18,934          --
Gain on derivative instruments, net ..........           (343)         --
Other expenses ...............................          1,329          --
                                                     --------    --------
Net loss before income taxes .................       $ (3,745)   $ (6,294)
Benefit for income taxes .....................             --      (2,591)
                                                     --------    --------

Net loss .....................................       $ (3,745)   $ (3,703)
                                                     ========    ========

     Revenues. Revenues increased 8.3% to $122.4 million for the three months ended March 31, 2002 as compared to $112.9 million for the three months ended March 31, 2001. Revenues increased principally as a result of customer growth in the Company's high-speed Internet access and digital cable services and basic rate increases in the Company's core cable television services.

     Service costs. Service costs increased 3.9% to $54.6 million for the three months ended March 31, 2002 as compared to $52.5 million for the three months ended March 31, 2001. Service costs for the three months ended March 31, 2002 include $3.0 million of non-recurring incremental expenses related to the Company's transition to its Mediacom Online high-speed Internet access service. Excluding the non-recurring incremental expenses, service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers, and greater service costs associated with customer growth in the Company's high-speed Internet access service. As a percentage of revenues, service costs were 44.6% for the three months ended March 31, 2002, as compared with 46.5% for the three months ended March 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 24.6% to $24.0 million for the three months ended March 31, 2002 as compared to $19.2 million for the three months ended March 31, 2001. These costs increased primarily as a result of higher marketing expenses and costs associated with the Company's in-house advertising operation. As a percentage of revenues, selling, general and administrative expenses were 19.6% for the three months ended March 31, 2002 as compared with 17.0% for the three months ended March 31, 2001.

     Management fee expense. Management fee expense decreased 80.8% to $1.6 million for the three months ended March 31, 2002 as compared to $8.5 million the three months ended March 31, 2001. As a percentage of revenues, management fee expense was 1.3% for the three months ended March 31, 2002 as compared with 7.5% for the three months ended March 31, 2001. This decrease was due to the lower management fees charged by MCC subsequent to the Company's acquisitions of the AT&T cable systems.

     Restructuring charge. Restructuring charge was $570,000 for the three months ended March 31, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the AT&T cable systems were terminated resulting in a one-time charge.

     Depreciation and amortization. Depreciation and amortization decreased 32.3% to $26.0 million for the three months ended March 31, 2002 as compared to $38.4 million for the three months ended March 31, 2001. This decrease was substantially due to the impact of adopting SFAS 142, which reduced amortization expense by $24.6 million. This was partially offset by the preliminary purchase price recorded in connection with the Company's acquisitions of the AT&T cable systems, which increased the assets that were subject to amortization.

     Interest expense, net. Interest expense, net, was $18.9 million for the three months ended March 31, 2002. This amount represented interest on financings for the Company's acquisitions of the AT&T cable systems. For the three months ended March 31, 2001, the AT&T cable systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Gain on derivative instruments, net. Gain on derivative instruments, net, was $0.3 million for the three months ended March 31, 2002, primarily due to the decrease in the time to maturity of the derivative instruments.

     Other expenses. Other expense was $1.3 million for the three months ended March 31, 2002. This amount represented fees on unused credit commitments under the Company's bank credit facility and amortization of deferred financing costs.

     Benefit for income taxes. The Company had no provision for income taxes for the three months ended March 31, 2002 as compared to a benefit for income taxes of $2.6 million for the three months ended March 31, 2001. Under the Company's ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes.

     Net loss. Due to the factors described above, the Company generated a net loss of $3.7 million for the three months ended March 31, 2002 and March 31, 2001.

     Operating cash flow. Operating cash flow increased 29.1% to $42.2 million for the three months ended March 31, 2002, as compared to $32.7 million for the three months ended March 31, 2001. Operating cash flow reflected $3.0 million of non-recurring incremental costs related to the Company's transition to Mediacom Online. The operating cash flow increase of $12.5 million, excluding these non-recurring incremental costs, was primarily due to higher revenues resulting from customer growth in the Company's high-speed Internet access and digital cable services and basic rate increases in the Company's core cable television services, partially offset by the increases in programming, marketing expenses and costs associated with the Company's in-house advertising operation described above. As a percentage of revenues, operating cash flow was 34.5% for the three months ended March 31, 2002 as compared with 28.9% for the three months ended March 31, 2001.

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

   Investing Activities

     The Company's capital expenditures were approximately $51.6 million for the three months ended March 31, 2002. As of March 31, 2002, approximately 63% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 60% of the Company's homes passed were activated with two-way communications capability. As of March 31, 2002, the Company's digital cable service was available to approximately 810,000 basic subscribers, and the Company's cable modem service was marketed to about 832,000 homes passed by the Company's cable systems.

     The Company plans to continue its aggressive cable network upgrade program and expects that approximately 92% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 87% of the Company's homes passed will have two-way communications capability by year end 2002. To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $230.0 million and $240.0 million in capital expenditures in 2002.

     On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $300.0 million.

     On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion.

   Financing Activities

     To finance the Company's acquisitions and network upgrade program and to provide liquidity for future capital needs the Company completed the undernoted financing arrangements.

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation completed an offering of $400.0 million aggregate principal amount of 11% senior notes due June 2013. The proceeds were used to fund a portion of the price for the acquisitions of the AT&T cable systems.

     On June 29, 2001, MCC made a $336.4 million equity contribution to the Company. MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001. The proceeds were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the purchase price of its acquisitions of AT&T cable systems.

     The operating subsidiaries of the Company have a $1.4 billion bank credit facility which expires in September 2010. On January 24, 2002, the Company entered into interest rate exchange agreements, which expire in 2007, to hedge $50.0 million of floating rate debt under the Company's bank credit facility. Under the terms of all of the Company's interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate their nonperformance.

     On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002. The Company has not issued any securities under this registration statement.

     As of March 31, 2002, the Company's total debt was $1.2 billion, with approximately $600.0 million of unused credit commitments under its bank credit facilities, of which about $324.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. On such date, about 38% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, was approximately 6.5%. As of March 31, 2002, the Company was in compliance with all debt covenants.

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

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $24.7 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets.". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations that the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2001, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average rate of approximately 4.9%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire in 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At March 31, 2002 the Company would have received approximately $0.4 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated condensed financial statements

                                       Expected Maturity
                   ------------------------------------------------------------
                               (All dollar amounts in thousands)
                    2002     2003     2004       2005       2006     Thereafter     Total     Fair Value
                   -----    -----    ------    -------    -------    ----------   --------    ----------
Fixed rate         $  --    $  --    $   --    $    --    $    --     $400,000    $400,000     $443,000

Weighted average
   interest rate    11.0%    11.0%     11.0%      11.0%      11.0%        11.0%       11.0%

Variable rate      $  --    $  --    $8,500    $35,000    $42,500     $714,000    $800,000     $800,000

Weighted average
   interest rate     4.2%     4.2%      4.2%       4.2%       4.2%         4.2%        4.2%

                                     PART II
                                     -------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
 Number     Exhibit Description
-------     -------------------

None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM BROADBAND LLC


May 15, 2002                            By: /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                              Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Principal Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM BROADBAND CORPORATION


May 15, 2002                            By: /s/ Mark E. Stephan
                                            -------------------
                                            Mark E. Stephan
                                               Treasurer, Secretary and
                                               Principal Financial Officer