Form 10-Q
period 2002-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2002-08-14
CIK 1161364, 1161366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                               Yes X          No __

     Indicate the number of shares outstanding of the Registrants' common stock:
Not Applicable

     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                   PART I

ITEM 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets (unaudited) -
              June 30, 2002 and December 31, 2001.....................................................           1

             Consolidated Statements of Operations (unaudited) -
              Three and Six Months Ended June 30, 2002 ...............................................           2

             Consolidated Statement of Cash Flows (unaudited) -
              Six Months Ended June 30, 2002 .........................................................           3

             Notes to Consolidated Financial Statements (unaudited)...................................           4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................           8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................          17

                                 PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................................          18

                          ----------------------------

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

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS - MEDIACOM BROADBAND LLC

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2002             2001
                                                                                    --------------    ------------
                                      ASSETS
Cash and cash equivalents                                                           $       35,643    $     55,578
Subscriber accounts receivable, net of allowance for doubtful accounts
 of $2,385 and $2,148, respectively                                                         22,747          17,504

Prepaid expenses and other assets                                                            6,409           6,600
Investment in cable television systems:

 Inventory                                                                                  16,964          24,670
 Property, plant and equipment, net of accumulated depreciation of
  $78,276 and $34,799, respectively                                                        628,017         559,567
 Intangible assets, net of accumulated amortization of $60,174 and
  $51,879, respectively                                                                  1,535,009       1,541,464
                                                                                    --------------    ------------
       Total investment in cable television systems                                      2,179,990       2,125,701
 Other assets, net of accumulated amortization of $2,289 and
  $1,086, respectively                                                                      19,233          20,284
                                                                                    --------------    ------------

       Total assets                                                                 $    2,264,022    $  2,225,667
                                                                                    ==============    ============

                    LIABILITIES, PREFERRED MEMBERS' INTERESTS
                               AND MEMBER'S EQUITY

LIABILITIES
 Debt                                                                               $    1,222,000    $  1,200,000
 Accounts payable and accrued expenses                                                     204,058         172,700
 Deferred revenue                                                                           35,865          36,673
                                                                                    --------------    ------------
       Total liabilities                                                            $    1,461,923    $  1,409,373
                                                                                    --------------    ------------
PREFERRED MEMBERS' INTERESTS                                                               150,000         150,000
                                                                                    --------------    ------------
MEMBER'S EQUITY
 Capital contributions                                                                     725,000         725,000
 Accumulated deficit                                                                       (72,901)        (58,706)
                                                                                    --------------    ------------
       Total member's equity                                                               652,099         666,294
                                                                                    --------------    ------------
       Total liabilities, preferred members' interests and member's equity          $    2,264,022    $  2,225,667
                                                                                    ==============    ============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                                    THREE MONTHS      SIX MONTHS
                                                                                        ENDED            ENDED
                                                                                    JUNE 30, 2002    JUNE 30, 2002
                                                                                    -------------    -------------
Revenues                                                                            $     128,264    $     250,620
Costs and expenses:
   Service costs                                                                           51,395          105,942
   Selling, general and administrative expenses                                            25,795           49,776
   Management fee expense                                                                   1,731            3,365
   Depreciation and amortization                                                           29,053           55,072
                                                                                    -------------    -------------
Operating income                                                                           20,290           36,465
                                                                                    -------------    -------------
Interest expense, net                                                                      18,776           37,710
Loss on derivative instruments, net                                                         1,585            1,242
Other expenses                                                                              1,379            2,708
                                                                                    -------------    -------------
Net loss                                                                            $      (1,450)   $      (5,195)
                                                                                    =============    =============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (ALL DOLLAR AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                  JUNE 30, 2002
                                                                                                  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                       $      (5,195)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                                     55,072
       Loss on derivative instruments, net                                                                1,242
       Amortization of deferred financing costs                                                           1,084
       Changes in assets and liabilities, net of effects from acquisitions:
          Subscriber accounts receivable, net                                                            (5,243)
          Prepaid expenses and other assets                                                                 191
          Accounts payable and accrued expenses                                                          30,116
          Deferred revenue                                                                                 (808)
                                                                                                  -------------
              Net cash flows provided by operating activities                                            76,459
                                                                                                  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                                (107,401)
   Other investment activities                                                                           (1,840)
                                                                                                  -------------
              Net cash flows used in investing activities                                              (109,241)
                                                                                                  -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                                        63,000
   Repayment of debt                                                                                    (41,000)
   Dividend payment to affiliate                                                                         (9,000)
   Financing costs                                                                                         (153)
                                                                                                  -------------
              Net cash flows provided by financing activities                                            12,847
                                                                                                  -------------
              Net decrease in cash and cash equivalents                                                 (19,935)

CASH AND CASH EQUIVALENTS, beginning of period                                                           55,578
                                                                                                  -------------
CASH AND CASH EQUIVALENTS, end of period                                                          $      35,643
                                                                                                  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid during the period for interest                                                 $      43,172
                                                                                                  =============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ORGANIZATION

     Mediacom Broadband LLC ("Mediacom Broadband," and collectively with its subsidiaries, the "Company"), a Delaware limited liability company, was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC ("AT&T Broadband"). Through these cable systems (the "AT&T cable systems"), the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2002, the Company had acquired and was operating cable television systems in the states of Georgia, Illinois, Iowa and Missouri.

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

(2)  STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated condensed financial statements as of June 30, 2002 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

     Prior to the June 29, 2001 acquisition of certain cable systems from affiliates of AT&T Broadband, the Company had no active business operations (see
Note 3). The results of operations for the two day period ended June 30, 2002 were not material and, as such, were not presented herein for comparative purposes.

   RECLASSIFICATIONS

     Certain prior periods amounts have been reclassified to conform to the current period presentation.

   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, which are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $50.4 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

                    MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following table provides a reconciliation of the pro forma results of operations for the six months ended June 30, 2001 to the net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001 (dollars in thousands):

     Reported pro forma net loss..........................    $   (67,132)
       Add back:  franchise cost amortization.............         50,394
                                                              -----------
     Adjusted pro forma net loss..........................    $   (16,738)
                                                              ===========

     As of June 30, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years. As of June 30, 2002, the Company's amortizable intangible assets had a gross value of $83.5 million, with accumulated amortization of $8.4 million. The Company's estimated aggregate amortization expense for the remainder of 2002 is $8.3 million and $16.7 million for each of the years 2003 through 2006.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

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

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The opening balance sheet for the acquisitions is as follows (dollars in thousands):

     Accounts receivable....................................   $      5,758
     Intangible assets......................................      1,551,188
     Property, plant and equipment..........................        562,646
     Accrued expenses.......................................         (6,256)
                                                               ------------
         Total..............................................   $  2,113,336
                                                               ============

     Summarized below are the pro forma unaudited results of operations for the six months ended June 30, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001. Adjustments have been made to depreciation and amortization, reflecting the fair value of the assets acquired, and interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (dollars in thousands).

     Revenues..................................................  $  229,991
     Operating loss............................................     (22,322)
     Net loss..................................................     (67,132)

(4)  DEBT

     As of June 30, 2002 and December 31, 2001, debt consisted of:

                                                   JUNE 30,     DECEMBER 31,
                                                     2002          2001
                                                -------------   ------------
                                                    (DOLLARS IN THOUSANDS)
     Subsidiary credit facility ............    $     822,000   $    800,000
     11% senior notes ......................          400,000        400,000
                                                -------------   ------------
                                                $   1,222,000   $  1,200,000
                                                =============   ============

     The average interest rate on outstanding debt under the subsidiary credit facility was 4.1% for the three months ended June 30, 2002, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2002, the Company had unused credit commitments of approximately $577.5 million under its subsidiary credit facility, of which about $403.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of June 30, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $150.0 million is fixed at a weighted average rate of approximately 4.1%, plus the average applicable margin over the eurodollar rate option under the subsidiary credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At June 30, 2002, the Company would have paid approximately $1.2 million if the exchange agreements were terminated, inclusive of accrued interest.

(5)  PREFERRED MEMBERS' INTERESTS

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the Company's acquisitions of the AT&T cable systems.

(6)  SUBSEQUENT EVENT

     On July 1, 2002, the Company paid a $4.5 million cash dividend to MCC, which MCC used to make an interest payment on its $172.5 million 5.25% convertible senior notes due 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

GENERAL

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 85.5% of the Company's revenues for the six months ended June 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company's core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 8.3% and 6.2% of revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on their cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit their ability to increase their rates Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects compensation of corporate employees and other corporate overhead.

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

   PROPERTY, PLANT AND EQUIPMENT

     In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review, there has been no impairment of long-lived assets under SFAS 121.

   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $50.4 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

ACTUAL RESULTS OF OPERATIONS

     The following information includes the actual results of operations of the Company subsequent to its acquisitions of the AT&T cable systems on June 29 and July 18, 2001, and the historical pro forma results of predecessor operations prior to those dates. For a more detailed discussion of the presentation of the historical pro forma results of the AT&T cable systems and certain changes that have occurred as a result of the Company's acquisitions of such cable systems, see the "Introduction" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The historical pro forma results of operations for the three and six months ended June 30, 2001 reflect a reclassification from selling, general and administrative expenses to service costs to conform to the presentation of the Company's results of operations. The information and the following discussion and analysis are presented for comparative purposes only.

     Basic subscribers were 833,000 at June 30, 2002, as compared to 800,000 at June 30, 2001.

     Digital customers were 227,000 at June 30, 2002, as compared to 210,000 at June 30, 2001.

     Data customers were 89,000 at June 30, 2002, as compared to 62,000 at June 30, 2001.

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                -----------       -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues..................................................................      $   128,264       $   117,274
Costs and expenses:
   Service costs..........................................................           51,395            48,125
   Selling, general and administrative expenses...........................           25,795            25,500
   Management fee expense.................................................            1,731             7,325
   Depreciation and amortization..........................................           29,053            38,568
                                                                                -----------       -----------
Operating income (loss)...................................................           20,290            (2,244)
                                                                                -----------       -----------
Interest expense, net.....................................................           18,776                 -
Loss on derivative instruments, net.......................................            1,585                 -
Other expenses............................................................            1,379                 -
Gain on disposition of assets.............................................                -            (5,183)
                                                                                -----------       -----------
Net (loss) income before income taxes.....................................      $    (1,450)      $     2,939
Benefit for income taxes..................................................                -            (1,632)
                                                                                -----------       -----------
Net (loss) income.........................................................      $    (1,450)      $     4,571
                                                                                ===========       ===========

     Revenues. Revenues increased by 9.4% to $128.3 million for the three months ended June 30, 2002, as compared to $117.3 million for the three months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                   THREE MONTHS ENDED JUNE 30,
                       ------------------------------------------------------
                                2002                           2001
                       -----------------------        -----------------------
                                        % of                           % of
                        Amount        Revenues         Amount        Revenues
                       ---------      --------        --------       --------
    Video..........    $   109.0          85.0%       $  102.6           87.5%
    Data...........         10.8           8.4%            6.8            5.8%
    Advertising....          8.5           6.6%            7.9            6.7%
                       ---------      --------        --------       --------
                       $   128.3         100.0%       $  117.3          100.0%
                       =========      ========        ========       ========

     Video revenues increased by 6.2% to $109.0 million for the three months ended June 30, 2002, as compared to $102.6 million for the three months ended June 30, 2001. Video revenues increased primarily due to rate increases and customer growth in the Company's basic and digital cable services.

     Data revenues increased by 58.8% to $10.8 million for the three months ended June 30, 2002, as compared to $6.8 million for the three months ended June 30, 2001. Data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased by 7.6% to $8.5 million for the three months ended June 30, 2002, as compared to $7.9 million for the three months ended June 30, 2001. Advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 6.8% to $51.4 million for the three months ended June 30, 2002, as compared to $48.1 million for the three months ended June 30, 2001. Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater employee costs associated with customer growth in the Company's digital cable and high-speed Internet access services, partially offset by higher capitalized labor and overhead associated with the significant increase in the Company's cable network upgrade and headend elimination activities. As a percentage of revenues, service costs were 40.1% for the three months ended June 30, 2002, as compared with 41.0% for the three months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.2% to $25.8 million for the three months ended June 30, 2002, as compared to $25.5 million for the three months ended June 30, 2001. These costs increased primarily as a result of higher marketing expenses and costs associated with the Company's in-house advertising operation, partially offset by a reduction in bad debt and billing expenses. As a percentage of revenues, selling, general and administrative expenses were 20.1% for the three months ended June 30, 2002 as compared with 21.7% for the three months ended June 30, 2001.

     Management fee expense. Management fee expense decreased 76.4% to $1.7 million for the three months ended June 30, 2002, as compared to $7.3 million the three months ended June 30, 2001. As a percentage of revenues, management fee expense was 1.3% for the three months ended June 30, 2002 as compared with 6.2% for the three months ended June 30, 2001. This decrease was due to the lower management fees charged by MCC subsequent to the Company's acquisitions of the AT&T cable systems.

     Depreciation and amortization. Depreciation and amortization decreased 24.7% to $29.1 million for the three months ended June 30, 2002, as compared to $38.6 million for the three months ended June 30, 2001. This decrease was substantially due to the impact of adopting SFAS 142, which reduced amortization expense by $25.2 million during the three months ended June 30, 2000. This was partially offset by the preliminary purchase price recorded in connection with the Company's acquisitions of the AT&T cable systems, which increased the assets that were subject to amortization.

     Interest expense, net. Interest expense, net, was $18.8 million for the three months ended June 30, 2002. This amount represented interest on financings for the Company's acquisitions of the AT&T cable systems. For the three months ended June 30, 2001, the AT&T cable systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $1.6 million for the three months ended June 30, 2002, primarily due to declining interest rates.

     Other expenses. Other expenses were $1.4 million for the three months ended June 30, 2002. This amount represented fees on unused credit commitments under the Company's bank credit facility and amortization of deferred financing costs.

     Gain on the disposition of assets. Gain on the disposition of assets was $5.2 million for the three months ended June 30, 2001. This amount represented AT&T Broadband's sale of the Missouri systems to Mediacom Broadband LLC.

     Benefit for income taxes. The Company had no provision for income taxes for the three months ended June 30, 2002 as compared to a benefit for income taxes of $1.6 million for the three months ended June 30, 2001. Under the Company's ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes.

     Net loss. Due to the factors described above, the Company generated a net loss of $1.5 million for the three months ended June 30, 2002 as compared to net income of $4.6 million for the three months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 35.8% to $49.3 million for the three months ended June 30, 2002, as compared to $36.3 million for the three months ended June 30, 2001. Operating cash flow increased primarily due to rate increases in the Company's video services, the increase in basic subscribers, the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, and the reduction in management fee expense, partially offset by the increases in programming, and other service costs and selling, general and administrative expenses. As a percentage of revenues, operating cash flow was 38.5% for the three months ended June 30, 2002 as compared with 31.0% for the three months ended June 30, 2001.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                  2002              2001
                                                                               ------------     ------------
                                                                                   (DOLLARS IN THOUSANDS)
Revenues..................................................................     $    250,620     $    230,204
Costs and expenses:
   Service costs..........................................................          105,942           94,875
   Selling, general and administrative expenses...........................           49,776           50,507
   Management fee expense.................................................            3,365           15,815
   Restructuring charge...................................................                -              570
   Depreciation and amortization..........................................           55,072           76,975
                                                                               ------------     ------------
Operating income (loss)...................................................           36,465           (8,538)
                                                                               ------------     ------------
Interest expense, net.....................................................           37,710                -
Loss on derivative instruments, net.......................................            1,242                -
Other expenses............................................................            2,708                -
Gain on disposition of assets.............................................                -           (5,183)
                                                                               ------------     ------------
Net loss before income taxes..............................................     $     (5,195)    $     (3,355)
Benefit for income taxes..................................................                -           (4,223)
                                                                               ------------     ------------
Net (loss) income.........................................................     $     (5,195)    $        868
                                                                               ============     ============

     Revenues. Revenues increased by 8.9% to $250.6 million for the six months ended June 30, 2002, as compared to $230.2 million for the six months ended June 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                      SIX MONTHS ENDED JUNE 30,
                         ---------------------------------------------------
                                  2002                        2001
                         -----------------------     -----------------------
                                          % of                        % of
                          Amount        Revenues      Amount        Revenues
                         ---------      --------     --------       --------
      Video..........    $   214.2          85.5%    $  203.4           88.3%
      Data...........         20.7           8.3%        12.4            5.4%
      Advertising....         15.7           6.2%        14.4            6.3%
                         ---------      --------     --------       --------
                         $   250.6         100.0%    $  230.2          100.0%
                         =========      ========     ========       ========

     Video revenues increased by 5.3% to $214.2 million for the six months ended June 30, 2002, as compared to $203.4 million for the six months ended June 30, 2001. Video revenues increased primarily due to rate increases and customer growth in the Company's basic and digital cable services.

     Data revenues increased by 66.9% to $20.7 million for the six months ended June 30, 2002, as compared to $12.4 million for the six months ended June 30, 2001. Data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased by 9.0% to $15.7 million for the six months ended June 30, 2002, as compared to $14.4 million for the six months ended June 30, 2001. Advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 11.7% to $105.9 million for the six months ended June 30, 2002, as compared to $94.9 million for the six months ended June 30, 2001. Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater employee costs associated with customer growth in the Company's digital cable and high-speed Internet access services, non-recurring incremental costs of $3.0 million related to the Company's high-speed Internet transition completed in February 2002, partially offset by higher capitalized labor and overhead associated with the significant increase in the Company's cable network upgrade and headend elimination activities. As a percentage of revenues, service costs were 42.3% for the six months ended June 30, 2002, as compared with 41.2% for the six months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased 1.4% to $49.8 million for the six months ended June 30, 2002, as compared to $50.5 million for the six months ended June 30, 2001. These costs decreased primarily as a result of higher marketing expenses and costs associated with the Company's in-house advertising operation, partially offset by a reduction in bad debt and billing expenses. As a percentage of revenues, selling, general and administrative expenses were 19.9% for the six months ended June 30, 2002 as compared with 21.9% for the six months ended June 30, 2001.

     Management fee expense. Management fee expense decreased 78.7% to $3.4 million for the six months ended June 30, 2002, as compared to $15.8 million the six months ended June 30, 2001. As a percentage of revenues, management fee expense was 1.3% for the six months ended June 30, 2002 as compared with 6.9% for the six months ended June 30, 2001. This decrease was due to the lower management fees charged by MCC subsequent to the Company's acquisitions of the AT&T cable systems.

     Restructuring charge. Restructuring charge was $0.6 million for the six months ended June 30, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the AT&T cable systems were terminated resulting in a one-time charge.

     Depreciation and amortization. Depreciation and amortization decreased 28.5% to $55.1 million for the six months ended June 30, 2002, as compared to $77.0 million for the six months ended June 30, 2001. This decrease was substantially due to the impact of adopting SFAS 142, which reduced amortization expense by $50.4 million during the six months ended June 30, 2002. This was partially offset by the preliminary purchase price recorded in connection with the Company's acquisitions of the AT&T cable systems, which increased the assets that were subject to amortization.

     Interest expense, net. Interest expense, net, was $37.7 million for the six months ended June 30, 2002. This amount represented interest on financings for the Company's acquisitions of the AT&T cable systems. For the six months ended June 30, 2001, the AT&T cable systems had no material indebtedness and were not otherwise allocated any interest expense by AT&T Broadband.

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $1.2 million for the six months ended June 30, 2002, primarily due to declining interest rates.

     Other expenses. Other expenses were $2.7 million for the six months ended June 30, 2002. This amount represented fees on unused credit commitments under the Company's bank credit facility and amortization of deferred financing costs.

     Gain on disposition of assets. Gain on the disposition of assets was $5.2 million for the six months ended June 30, 2001. This amount represented AT&T Broadband's sale of the Missouri systems to Mediacom Broadband LLC.

     Benefit for income taxes. The Company had no provision for income taxes for the six months ended June 30, 2002 as compared to a benefit for income taxes of $4.2 million for the six months ended June 30, 2001. Under the Company's ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes.

     Net (loss) income. Due to the factors described above, the Company generated a net loss of $5.2 million for the six months ended June 30, 2002 as compared to net income of $0.9 million for the six months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 33.8% to $91.5 million for the six months ended June 30, 2002, as compared to $68.4 million for the six months ended June 30, 2001. Operating cash flow increased primarily due to rate increases in the Company's video services, the increase in basic subscribers, the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, and the reduction in management fee expense, partially offset by the increases in programming, and other service costs and the non-recurring incremental costs related to the Company's high-speed Internet transition. As a percentage of revenues, operating cash flow was 36.5% for the six months ended June 30, 2002 as compared with 29.7% for the six months ended June 30, 2001.

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

   INVESTING ACTIVITIES

     The Company's capital expenditures were approximately $107.4 million for the six months ended June 30, 2002. As of June 30, 2002, approximately 73% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 71% of the Company's homes passed were activated with two-way communications capability. As of June 30, 2002, the Company's digital cable service was available to approximately 820,000 basic subscribers, and the Company's cable modem service was marketed to about 990,000 homes passed by the Company's cable systems.

     The Company plans to continue its aggressive cable network upgrade program and expects that approximately 91% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 84% of the Company's homes passed will have two-way communications capability by year end 2002. These figures represent a revision from previous targets of 92% and 87%, respectively. To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $225.0 million and $235.0 million in capital expenditures in 2002. This represents a reduction of $5.0 million to previous guidance due to enhanced labor productivity, discounts on material and equipment prices and an anticipated reduction in the purchase of customer premise equipment.

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

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation

completed an offering of $400.0 million aggregate principal amount of 11% senior notes due June 2013. Interest on the 11% senior notes is payable on January 15 and July 15 of each year, which commenced on January 15, 2002. The proceeds were used to fund a portion of the price for the acquisitions of the AT&T cable systems.

     On June 29, 2001, MCC made a $336.4 million equity contribution to the Company. MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001. The proceeds were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. The proceeds from the preferred equity investment were used to fund a portion of the purchase price of its acquisitions of the AT&T cable systems.

     The operating subsidiaries of the Company have a $1.4 billion credit facility expiring in September 2010, of which $822.0 million was outstanding as of June 30, 2002. The Company entered into interest rate exchange agreements, which expire from 2005 through 2007, to hedge $250.0 million of floating rate debt, including $100.0 million of interest rate exchange agreements completed subsequent to June 30, 2002. Under the terms of all of the Company's interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002. The Company has not issued any securities under this registration statement.

     As of June 30, 2002, the Company's total debt was $1.2 billion. On such date, the Company had approximately $577.5 million of unused credit commitments under its subsidiary credit facility, of which about $403.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. As of the date of this report, about 54% of the Company's outstanding indebtedness is at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, is approximately 6.7%.

     For the three months ended June 30, 2002, the Company's leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 6.2 times. Interest coverage (defined as operating cash flow divided by total interest expense, net) for such period was 2.6 times. As of June 30, 2002, the Company was in compliance with all debt covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, which are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $50.4 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

INFLATION AND CHANGING PRICES

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $150.0 million is fixed at a weighted average rate of approximately 4.1%, plus the average applicable margin over the eurodollar rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At June 30, 2002 the Company would have paid approximately $1.2 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 4 to the Company's consolidated condensed financial statements

                                                 EXPECTED MATURITY
                     -----------------------------------------------------------------------
                                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

                       2002        2003        2004       2005         2006      THEREAFTER       TOTAL      FAIR VALUE
                     --------   ---------    --------   --------     --------    -----------    ---------    ----------
Fixed rate           $      -   $       -    $      -   $      -     $      -    $   400,000    $ 400,000    $  378,000
Weighted average
 interest rate           11.0%       11.0%       11.0%      11.0%        11.0%          11.0%        11.0%

Variable rate        $      -   $       -    $  8,500   $ 35,000     $ 42,500    $   736,000    $ 822,000    $  822,000
Weighted average
 interest rate            4.1%        4.1%        4.1%       4.1%         4.1%           4.1%         4.1%

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

   EXHIBIT
   -------
   NUMBER                              EXHIBIT DESCRIPTION
   -------                             -------------------

    4.1 Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation/(1)/.

(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated April 19, 2002.

----------
/(1)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIACOM BROADBAND LLC

August 14, 2002                     By: /s/ Mark E. Stephan
                                        -------------------
                                        Mark E. Stephan
                                           Senior Vice President and
                                           Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDIACOM BROADBAND CORPORATION


August 14, 2002                     By: /s/ Mark E. Stephan
                                        -------------------
                                        Mark E. Stephan
                                           Treasurer, Secretary and
                                           Principal Financial Officer