Form 10-K
period 2002-12-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2003-03-31
CIK 1161364, 1161366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                             MEDIACOM BROADBAND LLC
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                                     Page
                                                                                                     ----
Item 1.    Business..............................................................................      4
Item 2.    Properties............................................................................     24
Item 3.    Legal Proceedings.....................................................................     24
Item 4.    Submission of Matters to a Vote of Security Holders...................................     24

                                     PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters.................     25
Item 6.    Selected Financial Data...............................................................     26
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................     30
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................     44
Item 8.    Financial Statements and Supplementary Data...........................................     45
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................     74

                                    PART III

Item 10.   Directors and Executive Officers of the Registrants...................................     75
Item 11.   Executive Compensation................................................................     78
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters..............................................................................      78
Item 13.   Certain Relationships and Related Transactions........................................     78
Item 14.   Controls and Procedures...............................................................     79

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     80

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

Cautionary Statement Regarding Forward-looking Statements

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.   BUSINESS

Our Manager

     Mediacom Communications Corporation, our parent and manager, is currently the nation's eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Mediacom Communications provides its customers with a wide array of broadband products and services, including traditional analog video services, digital television, high-speed Internet access, video-on-demand and high-definition television. As of December 31, 2002, our manager's cable systems, which are owned and operated through the operating subsidiaries of Mediacom Broadband LLC and Mediacom LLC, passed approximately 2.7 million homes and served approximately 1.6 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Our manager was founded in July 1995 by Rocco B. Commisso, its Chairman and Chief Executive Officer, and its Class A common stock is traded on The Nasdaq National Market under the symbol MCCC.

Mediacom Broadband Llc

     We are a wholly-owned subsidiary of our manager. Prior to June 29, 2001, we had no operations or significant assets. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems serving approximately 94,000 basic subscribers in the state of Missouri for a purchase price of approximately $300.0 million in cash. On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa for an aggregate purchase price of approximately $1.76 billion in cash.

     As of December 31, 2002, these cable systems passed approximately 1.5 million homes and served approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri. These cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager. Except as separately defined in historical combined financial statements appearing elsewhere in this Annual Report as Mediacom Systems (Predecessor Company), these cable systems are referred to in this report as our cable systems or the AT&T cable systems.

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of video, voice and data services to the homes and businesses in the communities we serve. Available service offerings depend on the bandwidth capacity of the broadband network. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity that can be used to distribute telecommunication services. The greater the bandwidth, the greater the capacity of the system to deliver service offerings. We are now in the final stages of an aggressive network upgrade program that we expect to substantially complete by June 30, 2003. As of December 31, 2002, approximately 95% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 87% of our homes passed were activated with two-way communications capability.

     As a result of our upgrade program, we have seen a significant increase in our cable systems' network capacity, quality and reliability, facilitating the widespread introduction of additional programming and other services, such as digital video and high-speed Internet access, and the recent deployment of video-on-demand and a limited high-definition television offering. We also believe our network has the network capability for additional services such as telephony. As of December 31, 2002, our digital cable service was available to about 838,000 basic subscribers, or over 99% of our total basic subscribers, and we served 238,000 digital customers. As of the same date, our high-speed Internet access, or cable modem service, was marketed to approximately 1.2 million homes passed by our cable systems, or 83% of our total homes passed, and we served 110,000 data customers.

     Our manager's principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941, and our manager's telephone number at that address is (845) 695-2600. Our manager's website is located at www.mediacomcc.com. We have made available free of charge through our manager's website (follow the Corporate Info link to the Investor Relations tab to "Annual Reports/SEC Filings") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our manager's website is not part of this Annual Report.

Description of Our Business

     We offer our customers a full array of traditional analog video services, also referred to as our core cable television services. In addition, we offer to a significant portion of our customer base advanced broadband products and services such as digital cable television and high-speed Internet access. We launched video-on-demand service in certain cable systems in 2002 and recently deployed a limited high-definition television service in certain cable systems. We plan to expand the availability of these services during 2003. We are also exploring other opportunities in interactive video, Internet protocol telephony, or IP telephony, and other broadband services.

  Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings are presented in an analog format and include the following in most of our cable systems:

     Limited Basic Service. Our limited basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

     Expanded Basic Service. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

     Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. These services included HBO, Cinemax, Showtime, The Movie Channel and Starz/Encore. Such premium programming services are offered by our systems both on a per-channel basis and as part of premium service packages designed to enhance customer value.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

  Digital Cable Services

     Digital video technology has significantly enhanced and expanded the video and other service offerings we provide to our customers. This technology has enabled us to improve picture quality and reliability, and to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. We now offer up to 250 analog and digital channels in many of our cable systems.

     We currently offer our customers several digital cable programming packages that include:

     .    up to 41 digital basic channels;

     .    up to 61 multichannel premium services;

     .    up to 60 pay-per-view movie and sports channels;

     .    up to 45 channels of digital music; and

     . an interactive on-screen program guide to help them navigate their viewing choices.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber.

     As of December 31, 2002, our digital cable service was available to 838,000 basic subscribers, or over 99% of our total subscriber base, and we served 238,000 digital customers.

  High-speed Internet Access

     Our broadband cable network enables our high-speed Internet customers, also referred to as cable modem customers, to transmit data up to 100 times faster than traditional telephone modem technologies. Our cable modem customers can receive and transmit large files over the Internet in a fraction of the time required when using the traditional telephone modem. Our high-speed Internet access service also allows much quicker response times when surfing the Internet, providing a richer experience for the customer that capitalizes on the significant capacity of our broadband cable network. In addition, cable modem service eliminates the need to use a telephone line to access the Internet. It is also always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization.

     Monthly subscription rates and related charges vary according to whether the customer leases or owns the cable modem and whether the customer subscribes to our video services.

     We recently began providing commercial high-speed Internet access services to small and medium-sized businesses. Our commercial data service offerings allow businesses with multiple users to select faster data transmission speeds than our residential service.

     As of December 31, 2002, our cable modem service was marketed to approximately 1.2 million homes passed by our cable systems, or 83% of our total homes passed, and we served 110,000 cable modem customers.

  Advertising

     Our cable systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. Our cable systems' advertising sales infrastructure comprises several-in-house production facilities, production and administrative employees and a sales workforce. Advertising sales accounted for 6.8% of our revenues for the year ended December 31, 2002. We expect that the increasing concentration of customers served by our master headend facilities as a result of our headend consolidation program will enable us to increase our advertising revenues.

  Video-on-Demand

     Video-on-demand is an interactive television service that provides access to movies or special events on demand with the ability to fast forward, pause and rewind selected programming. Customers can watch their selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain individual categories of programming are also available for a flat monthly fee. The provision of video-on-demand services requires the use of servers at the headend facility of our cable systems. We currently offer video-on-demand service to approximately 25% of our digital customers.

  High-Definition Television

     High-definition television provides picture quality at a higher resolution than standard television. A television set capable of receiving and displaying high-definition signals is required to utilize this service. We are currently offering limited high-definition television service in markets serving approximately 39% of our basic subscribers. During 2003, we expect to expand the number of channels broadcast in high-definition in the markets where we already provide this service.

  Telecommunications Services

     We are exploring technologies using IP telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. We are currently conducting a technical trial of hybrid IP telephony service which combines the technology of IP telephony with traditional phone technology. As part of our headend consolidation plans, we have deployed over 2,500 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We have constructed our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities.

Description of Our Cable Systems

  Overview

     The following table provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                                       2002             2001
                                                    ----------       ----------
Operating Data:
Homes passed/(1)/................................    1,463,000        1,430,000
Basic subscribers/(2)/...........................      840,000          824,000
Basic penetration/(3)/...........................         57.4%            57.6%
Average monthly revenues
 per basic subscriber/(4)/.......................   $    52.93       $    47.98

Digital Cable:
Digital-ready basic subscribers/(5)/.............      838,000          800,000
Digital customers................................      238,000          233,000
Digital penetration/(6)/.........................         28.4%            29.1%

Data:
Data-ready homes passed/(7)/.....................    1,270,000          815,000
Data-ready homes marketed/(8)/...................    1,220,000          810,000
Data customers ..................................      110,000           77,000
Data penetration/(9)/............................          9.0%             9.5%

Revenue Generating Units:/(10)/..................    1,188,000        1,134,000
Customer Relationships:/(11)/....................      851,000          833,000

Cable Network Data:
Miles of plant...................................       19,500           19,100
Density/(12)/....................................           75               75
Percentage of cable network at
   550MHz to 870MHz ..........................              95%              55%

----------

/(1)/ Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
/(2)/ Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of subscribers may not be identical to those used by other cable companies.
/(3)/   Represents basic subscribers as a percentage of homes passed.
/(4)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period.
/(5)/ A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.
/(6)/ Represents digital customers as a percentage of digital-ready basic subscribers.
/(7)/ A home passed is data-ready if it is in a cable system with two-way communications capability.
/(8)/ Represents data-ready homes passed where cable modem service is available.
/(9)/ Represents the number of data customers as a percentage of data-ready homes marketed.
/(10)/ Represents the sum of basic subscribers, digital customers and data customers.
/(11)/ Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase.
/(12)/  Represents homes passed divided by miles of plant.

Technology Overview

     As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The primary objectives of our upgrade program are to:

     .    increase the bandwidth capacity to 870MHz;

     .    activate two-way communications capability;

     . consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

     . allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

     We expect to substantially complete our cable network upgrade program by June 30, 2003. The following table describes the technological state of our cable network as of December 31, 2001 and 2002 and the projected state of our cable network as of June 30, 2003, based on our current upgrade plans:

                                                       PERCENTAGE OF CABLE NETWORK
                                                   ------------------------------------
                                                    LESS THAN     550MHZ-      TWO-WAY
                                                     550MHZ       870MHZ       CAPABLE
                                                   -----------   ---------    ---------
     December 31, 2001.....................           45%           55%          57%
     December 31, 2002.....................            5%           95%          87%
     June 30, 2003.........................            2%           98%          98%

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

     As of December 31, 2002, our cable systems were operated from 34 headend facilities. Fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. We plan to eliminate up to 12 headend facilities by June 2003.

     As part of our headend consolidation program, we have deployed over 2,500 route miles of fiber optic cable, creating large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

Sales and Marketing

     We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services, creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns.

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

Programming Supply

     Except as noted below, we have various contracts to obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed monthly fee per customer. Our programming contracts are generally for a fixed period of time.

     We are a member of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators serving, in the aggregate, over 12 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators.

     Following our acquisitions of the AT&T cable systems, substantially all programming services carried on our cable systems were without contracts with the respective program suppliers. Our manager has since completed agreements for several of those programming services and is continuing to negotiate terms for the remainder of the services. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as our manager negotiates contract renewals.

     We expect our programming costs to rise in the future due to increased costs to purchase programming, particularly sports programming, additional programming being provided to our customers, and other factors affecting the cable television industry. Although we are legally able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations' owners or the broadcast network carried by such stations.

Customer Service and Community Relations

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that ongoing investments in our cable network and our regional calling centers will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We maintain regional calling centers which service virtually all of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

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

     As of December 31, 2002, our cable systems were subject to 469 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or the 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2002.

                                                                 PERCENTAGE OF    NUMBER OF     PERCENTAGE OF
                                                    NUMBER OF        TOTAL         BASIC         TOTAL BASIC
     YEAR OF FRANCHISE EXPIRATION                   FRANCHISES    FRANCHISES     SUBSCRIBERS     SUBSCRIBERS
     ----------------------------                  -----------   -------------  ------------   ---------------
     2003 through 2006..........................       139            29.6%       244,800            29.1%
     2007 and thereafter........................       330            70.4        595,200            70.9
                                                   -----------   -------------  ------------   ---------------
          Total.................................       469           100.0%       840,000           100.0%
                                                   ===========   =============  ============   ===============

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

Competition

     We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. In recent years, Congress has passed legislation and the Federal Communications Commission (the "FCC") has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources. We believe our ability to package multiple services, such as digital television, two-way, high-speed Internet access and video-on-demand is an advantage in our competitive business environment.

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

  Direct Broadcast Satellite Providers

     Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent industry reports, DBS providers currently sell video programming services to over 20 million individual households, condominiums, apartments and office complexes in the United States. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS customers.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers, and typically offer more than 300 channels of programming. In addition to the non-broadcast programming services we offer in our cable systems, under legislation enacted in 1999, DBS providers also deliver local broadcast signals in certain markets that we serve. This change in law eliminated a significant competitive advantage which cable system operators had over DBS providers, as previously DBS providers were not permitted to retransmit local broadcast signals. We believe our digital cable service is competitive with the services delivered to customers by DBS systems.

     DBS providers are also developing ways to bring advanced communications services to their customers. They are currently offering two alternatives of satellite-delivered high-speed Internet access service. One alternative is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the consumer and is offered at higher prices than our own equivalent service.

  Multichannel Multipoint Distribution Systems

     Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

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

  Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a municipal-owned utility or another service provider. Some of these competitors may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 11.5% of the homes passed in the service areas of our franchises.

  Internet Access

     We offer high-speed Internet access in many of our cable systems. This kind of service is sometimes called "cable modem service." Our cable systems compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISPs, DBS providers, and local and long distance telephone companies.

     The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of standard telephone line modems, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. DBS providers currently offer satellite-delivered high-speed Internet access with a telephone return path through a one-way service or a two-way interactive high-speed service.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC is presently considering this issue. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

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

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high-definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

Employees

     As of December 31, 2002, we employed 1,878 full-time employees and 45 part-time employees. Approximately 3.4% of our employees were represented by a labor union at that time. Such employees have since voted to decertify this labor union. As of the filing date of this report, none of our employees were represented by a labor union. We consider our relations with our employees to be generally good.

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

     Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

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

  Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     . to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

     . to negotiate with us on the terms by which we carry the station on our cable systems, commonly called retransmission consent.

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

     The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator and to impose limits on the number of channels which can be occupied on a cable system by a video programmer in which a cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's rules implementing these statutory provisions and remended the case to the FCC for further proceedings.

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

  Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities, other than municipally or cooperatively-owned utilities for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC's new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. A federal appellate court found that the provision of Internet access by a cable system was neither a cable service or a telecommunications service, thus the FCC lacked authority to regulate pole attachment rates for cable systems which offer Internet access. The Supreme Court recently reversed the federal appellate court decision and upheld the FCC's authority to regulate pole attachment rates. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

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

  Copyright

     Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

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

     Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the three largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

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

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access.

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

     . the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

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

     We own and lease the real property housing our regional call centers, business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our equity, all of which is held by MCC.

ITEM 6.   SELECTED FINANCIAL DATA

In the table below, we provide you with:

     . selected historical financial data for the period from January 1, 1998 through February 28, 1999 ("Old Mediacom") and for the period March 1, 1999 through July 18, 2001 ("New Mediacom"), and balance sheet data as of December 31, 1998 through 2000 and July 18, 2001, which are derived from the audited financial statements of Mediacom Systems (Predecessor Company). (See Note 1 to the Mediacom Systems (Predecessor Company) combined financial statements); and

     . selected historical consolidated financial and operating data for the period from our inception on April 5, 2001 through December 31, 2002 and balance sheet data as of December 31, 2002, which are derived from our audited consolidated financial statements.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  Mediacom Broadband LLC                       Mediacom Systems (Predecessor Company)
                              ------------------------------   ---------------------------------------------------------------------
                                                Inception      Period From                 Period From   Period From
                                             (April 5, 2001)    January 1                    March 1      January 1
                               Year Ended       Through          Through     Year Ended      Through       Through       Year Ended
                              December 31,     December 31,      July 18,   December 31,   December 31,  February 28,   December 31,
                                  2002            2001             2001         2000           1999          1999          1998
                              ------------   ---------------   -----------  ------------   ------------  ------------   ------------
                                                                       (Dollars in Thousands)
                                                                            (Unaudited)
STATEMENT OF OPERATIONS
 DATA:
Revenues                      $    512,792   $       215,900   $   249,238  $    439,541   $    336,571  $     63,335   $    368,290
Costs and expenses:
  Service costs (1)                207,053            89,006       117,205       223,530        168,582        31,500        165,519
  Selling, general and
   administrative expenses         105,407            42,442        42,449        39,892         35,466         5,586         29,953
  Management fee expense(2)          6,967             2,875        18,625        22,267         13,440         1,927         12,778
  Depreciation and
   amortization                    123,704            88,463        83,610       137,182         90,166        10,831         63,786
Restructuring charge(3)                  -                 -           570             -              -             -              -
                              ------------   ---------------   -----------  ------------   ------------  ------------   ------------
Operating income (loss)             69,661            (6,886)      (13,221)       16,670         28,917        13,491         96,254
Interest expense, net(4)            76,790            41,430             -             -              -             -              -
Loss on derivative
 instruments, net                   15,049                 -             -             -              -             -              -
Other expenses                       5,066             2,270             -             -              -             -              -
Gain on disposition of
 assets(5)                               -                 -         5,183             -              -             -              -
                              ------------   ---------------   -----------  ------------   ------------  ------------   ------------
Net income (loss) before
 income taxes                      (27,244)          (50,586)       (8,038)       16,670         28,917        13,491         96,254
Provision (benefit) for
 income taxes(6)                         -                 -        (3,546)        6,646         11,620         5,440         38,905
                              ------------   ---------------   -----------  ------------   ------------  ------------   ------------
Net income (loss)             $    (27,244)  $       (50,586)  $    (4,492) $     10,024   $     17,297  $      8,051   $     57,349
                              ============   ===============   ===========  ============   ============  ============   ============
BALANCE SHEET DATA
 (END OF PERIOD):
Total assets                  $  2,281,948   $     2,234,091   $ 1,941,047  $  2,307,354   $  2,306,050  $    937,792   $    933,530
Total debt                       1,298,000         1,200,000             -             -              -             -              -
Total member's equity              610,522           666,294             -             -              -             -              -

                                                        (continued on next page)

                                  Mediacom Broadband LLC                       Mediacom Systems (Predecessor Company)
                              ------------------------------   ---------------------------------------------------------------------
                                                Inception      Period From                 Period From   Period From
                                             (April 5, 2001)    January 1                    March 1      January 1
                               Year Ended       Through          Through     Year Ended      Through       Through      Year Ended
                              December 31,     December 31,      July 18,   December 31,   December 31,  February 28,  December 31,
                                  2002            2001             2001         2000           1999          1999         1998
                              ------------   ---------------   -----------  ------------   ------------  ------------  ------------
                                                                       (Dollars in Thousands)
                                                                            (Unaudited)
OTHER DATA:
System cash flow(7)           $    203,353   $        87,363   $    89,584  $    176,119   $    132,523  $     26,249  $    172,818
System cash flow margin(8)            39.7%             40.5%         35.9%         40.1%          39.4%         41.4%         46.9%
Operating cash flow(7)        $    196,386   $        84,488   $    70,959  $    153,852   $    119,083  $     24,322  $    160,040
Operating cash flow margin(9)         38.3%             39.1%         28.5%         35.0%          35.4%         38.4%         43.5%
Net cash flows provided by
 (used in):
  Operating activities        $    125,059   $       161,651   $   (34,278) $    119,756   $     89,707  $     10,607  $     98,608
  Investing activities            (239,310)       (2,151,583)      (34,682)     (131,177)      (159,052)      (16,028)      (84,076)
  Financing activities              68,980         2,045,510        47,806        14,493         77,695           (74)      (11,158)

OPERATING DATA:
(END OF PERIOD, EXCEPT
 AVERAGE):
Homes passed(10)                 1,463,000         1,430,000
Basic subscribers(11)              840,000           824,000
Basic penetration(12)                 57.4%             57.6%
Digital customers (13)             238,000           233,000
Data customers(14)                 110,000            77,000
Average monthly revenues per
 basic subscriber(15)         $      52.93   $         47.98

----------
     (1) Service costs for the year ended December 31, 2002 and for the period from our inception on April 5, 2001 through December 31, 2001 include $3.0 million and $2.9 million, respectively of non-recurring incremental expenses related to the transition from Excite@Home to Mediacom Online (SM).

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

     (7) Operating cash flow and system cash flow represent non-GAAP measures and are included in this report because our management believes that operating cash flow and system cash flow are meaningful measures of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definitions of operating cash flow and system cash flow may not be identical to similarly titled measures reported by other companies.

The following represents a reconciliation of operating income (loss) to operating cash flow and system cash flow:

                                  Mediacom Broadband LLC                       Mediacom Systems (Predecessor Company)
                              ------------------------------   ---------------------------------------------------------------------
                                                Inception      Period From                 Period From   Period From
                                             (April 5, 2001)    January 1                    March 1      January 1
                               Year Ended       Through          Through     Year Ended      Through       Through      Year Ended
                              December 31,     December 31,      July 18,   December 31,   December 31,  February 28,  December 31,
                                  2002            2001             2001         2000           1999          1999         1998
                              ------------   ---------------   -----------  ------------   ------------  ------------  ------------
                                                                       (Dollars in Thousands)
                                                                            (Unaudited)
Operating income (loss)       $     69,661   $         6,886   $   (13,221) $     16,670   $     28,917  $     13,491  $     96,254
Adjustments:
  Depreciation and
   amortization                    123,704            88,463        83,610       137,182         90,166        10,831        63,786
  Restructuring charge                   -                 -           570             -              -             -             -
  Non-recurring incremental
   expenses                          3,021             2,911             -             -              -             -             -
                              ------------   ---------------   -----------  ------------   ------------  ------------  ------------
Operating cash flow                196,386            84,488        70,959       153,852        119,083        24,322       160,040
Management fee expense               6,967             2,875        18,625        22,267         13,440         1,927        12,778
                              ------------   ---------------   -----------  ------------   ------------  ------------  ------------
System cash flow                   203,353            87,363        89,584       176,119        132,523        26,249       172,818
                              ============   ===============   ===========  ============   ============  ============  ============

          These measurements of operating cash flow and system cash flow are:

          . not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income
               (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

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

     (9) Represents operating cash flow as a percentage of revenue. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 7 above.

     (10) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

     (11) Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

     (12) Represents basic subscribers as a percentage of homes passed.

     (13) Represents customers that receive digital cable services.

     (14) Represents customers that access the Internet through cable modem service.

     (15) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2002 and for the period from our inception (April 5, 2001) through December 31, 2001.

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

Acquisitions

     We commenced operations on June 29, 2001 with the acquisition from AT&T Broadband, LLC of cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million.

     On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

General

     Approximately 84.4% of our revenues for the year ended December 31, 2002 are attributable to video revenues from monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 8.8% and 6.8% of our revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

     Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services to our basic subscribers and to increases in the rates charges for existing programming services. Under the Federal Communication Commission's existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming and copyright costs. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects compensation of corporate employees and other corporate overhead.

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

Results of Operations

     The following information includes the actual results of our operations from the dates of our acquisitions of the AT&T cable systems, comprising the Missouri systems acquired on June 29, 2001 and the Georgia, Illinois and Iowa systems acquired on July 18, 2001. The information presented for the period prior to our acquisitions of the AT&T cable systems, except for depreciation and amortization, interest expense, net, and other expenses, is derived from the audited financial statements of Mediacom Systems (Predecessor Company) and reflects a reclassification from selling, general and administrative expenses to service costs to conform to the presentation of our results of operations. Depreciation and amortization, interest expense, net, and other expenses for the period prior to our acquisitions of the AT&T cable systems have been adjusted as if we owned them as of January 1, 2001. The information and the following discussion and analysis are presented for comparative purposes only and are not necessarily indicative of what our results of operations would have been had we owned the AT&T cable systems as of January 1, 2001.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Basic subscribers were 840,000 at December 31, 2002, as compared to 824,000 at December 31, 2001.

     Digital customers were 238,000 at December 31, 2002, as compared to 233,000 at December 31, 2001.

     Data customers were 110,000 at December 31, 2002, as compared to 77,000 at December 31, 2001.

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                                2002                2001
                                                            ------------        -----------
                                                                (DOLLARS IN THOUSANDS)
Revenues..................................................  $    512,792        $   465,138
Costs and expenses:
  Service costs...........................................       207,053            191,214
  Selling, general and administrative expenses............       105,407             99,869
  Management fee expense..................................         6,967             21,500
  Restructuring charge....................................             -                570
  Depreciation and amortization...........................       123,704            182,341
                                                            ------------        -----------
Operating income (loss)...................................        69,661            (30,356)
                                                            ------------        -----------
Interest expense, net.....................................        76,790             88,056
Loss on derivative instruments, net.......................        15,049                  -
Other expenses............................................         5,066              4,798
Gain on disposition of assets.............................             -              5,183
                                                            ------------        -----------
Net loss before income taxes..............................  $    (27,244)       $  (118,027)
Benefit for income taxes..................................             -             (3,546)
                                                            ------------        -----------
Net loss..................................................  $    (27,244)       $  (114,481)
                                                            ============        ===========

     Revenues. Revenues increased 10.2% to $512.8 million for the year ended December 31, 2002 as compared to $465.1 million for the year ended December 31, 2001. Revenues increased primarily due to rate increases in our video services and to customer growth in our basic subscribers and digital and high-speed Internet access customers.

     Service costs. Service costs increased 8.3% to $207.1 million for the year ended December 31, 2002, from $191.2 million for the year ended December 31, 2001. Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in our high-speed Internet access services. This increase was partially offset by higher capitalized labor and overhead associated with the significant increase in our cable network upgrade activities and the greater utilization of internal labor to perform these upgrade activities and customer installations. As a percentage of revenues, service costs were 40.4% for the year ended December 31, 2002, as compared with 41.1% for the year ended December 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.5% to $105.4 million for the year ended December 31, 2002, from $99.9 million for the year ended December 31, 2001. Selling, general and administrative expenses increased primarily as a result of higher marketing and office expenses. As a percentage of revenues, selling, general and administrative expenses were 20.6% for the year ended December 31, 2002 as compared with 21.5% for the year ended December 31, 2001.

     Management fee expense. Management fee expense decreased to $7.0 million for the year ended December 31, 2002, from $21.5 million for the year ended December 31, 2001. The decrease in management fees was principally due to lower management fees charged by MCC subsequent to our acquisitions of the AT&T cable systems. As a percentage of revenues, management fee expense was 1.4% for the year ended December 31, 2002 as compared with 4.6% for the year ended December 31, 2001.

     Restructuring charge. Restructuring charge was $570,000 for the year ended December 31, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the Georgia systems were terminated resulting in a one-time charge.

     Depreciation and amortization. Depreciation and amortization decreased to $123.7 million for the year ended December 31, 2002, as compared to $182.3 million for the year ended December 31, 2001. The decrease was substantially due to the adoption of SFAS 142, effective January 1, 2002, which eliminates amortization of goodwill and indefinite-lived assets, partially offset by our ongoing capital investments to upgrade our cable systems. The adoption of SFAS 142 reduced amortization expense by $99.9 million during the year ended December 31, 2002.

     Interest expense, net. Interest expense, net, was $76.8 million for the year ended December 31, 2002, as compared to $88.1 million for the year ended December 31, 2001. This decrease principally reflects lower average interest rates on our variable rate debt.

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $15.0 million for the year ended December 31, 2002. The loss reflects a decline in market interest rates relative to the fixed interest rates we pay under our interest rate exchange agreements.

     Other expenses. Other expenses were $5.1 million for the year ended December 31, 2002, as compared to $4.8 million for the year ended December 31, 2001. Other expenses primarily reflect fees on unused credit commitments under our bank credit facility and amortization of deferred financing costs.

     Gain on disposition of assets. The financial statements of Mediacom Systems (Predecessor Company) for the year ended December 31, 2001 included a gain of approximately $5.2 million on the sale to us of the Missouri systems. This gain will not impact our future results.

     Benefit for income taxes. Benefit for income taxes was $3.5 million for the year ended December 31, 2001. Under our ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes. There was no provision or benefit for income taxes for Mediacom Broadband in 2001.

     Net loss. Due to the factors described above, net loss was $27.2 million for the year ended December 31, 2002 as compared to $114.5 million for the year ended December 31, 2001.

Liquidity and Capital Resources

     Our business requires substantial capital for the upgrade, expansion and maintenance of our cable network. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded and will continue to fund our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

  Operating Activities

     Cash provided by operations for the year ended December 31, 2002 and the period from inception (April 5, 2001) through December 31, 2001 was $125.1 million and $161.7 million, respectively. There were significant working capital sources relating to our acquisitions of the AT&T cable systems in 2001 that did not recur in 2002.

  Investing Activities

     Cash used in investing activities for the year ended December 31, 2002 and the period from inception (April 5, 2001) through December 31, 2001 was $239.3 million and $2.2 billion, respectively. In 2001, we completed the acquisitions of the AT&T cable systems. In 2002, we did not complete any acquisitions of cable systems.

     Our capital expenditures were approximately $234.8 million and $38.1 million for the years ended December 31, 2002 and 2001, respectively. The higher capital expenditures in 2002 reflect the significant investments we have made as a result of our accelerated network upgrade program and our ownership of the AT&T cable systems for the full year. As of December 31, 2002, as a result of our cumulative capital investment in our network upgrade program, approximately 95% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 87% of our homes passed were activated with two-way communications capability. At year end 2002, our digital cable service was available to 838,000 basic subscribers, and our cable modem service was marketed to about 1.2 million homes passed by our cable systems.

     We expect to complete our planned network upgrade program by June 2003, at which time we anticipate that approximately 98% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the infrastructure for our high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, we expect to invest between $130.0 million and $140.0 million in capital expenditures in 2003.

     On June 29, 2001, we completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $300.0 million.

     On July 18, 2001, we completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

  Financing Activities

     Cash provided by financing activities for the year ended December 31, 2002 and the period from inception (April 5, 2001) through December 31, 2001 was $69.0 million and $2.0 billion, respectively. In 2001, cash provided by financing activities funded our acquisitions of the AT&T cable systems.

     To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs we completed the undernoted financing arrangements.

     On June 29, 2001, we completed an offering of $400.0 million of 11% senior notes due June 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The net proceeds from this offering were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On June 29, 2001, MCC made a $336.4 million equity contribution to us. MCC made an additional $388.6 million equity contribution to us on July 18, 2001. The proceeds were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly-owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the year ended December 31, 2002, we paid in aggregate $18.0 million in cash dividends on the preferred equity. The proceeds from the preferred equity investment were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

     Our operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $898.0 million was outstanding as of December 31, 2002. We have entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt, including $100.0 million completed subsequent to December 31, 2002. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the interest rate exchange agreements.

However, we do not anticipate their nonperformance. As of the date of this report, about 68% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of December 31, 2002, our total debt was $1.3 billion and we had unused credit commitments of about $497.0 million under our bank credit facility and our annualized cost of debt capital was approximately 6.4%. As of January 1, 2003, approximately $324.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements.

     For the three months ended December 31, 2002, our leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 6.3 times. The interest coverage ratio (defined as operating cash flow divided by total interest expense, net) for such period was 2.6 times. Operating cash flow and interest expense for the three months ended December 31, 2002, were $51.5 million and $20.0 million, respectively. As of December 31, 2002, we were in compliance with all debt covenants.

     In July and October 2002, we paid cash dividends of $4.5 million and $6.0 million, respectively, to MCC.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to meet our long-term business plan, service our debt obligations and complete our future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The table below summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future contractual obligations.

                                              LONG-TERM
                                                DEBT           OPERATING LEASES        TOTAL
                                             ------------      ----------------     ------------
                                                           (DOLLARS IN THOUSANDS)
          2003.......................        $         -       $          1,414     $      1,414
          2004.......................               8,500                 1,031            9,531
          2005.......................              35,000                   591           35,591
          2006.......................              42,500                   471           42,971
          2007.......................              65,000                   358           65,358
          Thereafter.................           1,147,000                 1,677        1,147,677
                                             ------------      ----------------     ------------
          Total cash obligations.....        $  1,298,000      $          5,542     $  1,303,542
                                             ============      ================     ============

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements. For a detailed description of our significant accounting policies, please see Note 2 of our consolidated financial statements.

  Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

  Impairment of Long-lived Assets

     We follow the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. Based on our review, there has been no impairment of long-lived assets under SFAS 144.

  Goodwill and Other Intangible Assets

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Upon adoption, we performed initial impairment tests and determined that there was no impairment. We conducted our annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $99.9 million for the year ended December 31, 2002.

Inflation and Changing Prices

     Our systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission's existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming and copyright costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

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

     We reported a net loss for the year ended December 31, 2002 and for the period from our inception on April 5, 2001 through December 31, 2001. We expect to continue to incur net losses in the future. The principal reasons for such expected net losses include the depreciation and amortization expenses associated with acquisitions and the capital expenditures related to expanding and upgrading our cable systems, as well as interest costs associated with borrowed money.

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

     Our total debt as of December 31, 2002 was approximately $1.3 billion. Our interest expense for the year ended December 31, 2002 was $76.8 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including that:

     . our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

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

     The agreements and instruments governing our own and our subsidiaries' indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under our subsidiary credit facility. A default under our subsidiary credit facility could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

     Our business has required substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. While we have substantially completed our planned system upgrades, if there is accelerated growth in our digital cable or data customers, or we decide to introduce new advanced services, or the cost to provide these services increase, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance our capital improvement program or any additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

  If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our plans to upgrade or expand our systems and respond to competitive pressures. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete. Consequently, our business and results of operations could suffer materially.

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

  If we are unsuccessful implementing our growth strategy, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, such as high-speed Internet access service, digital cable services and video-on-demand, and acquisitions of additional cable systems. We may not be able to successfully expand these services, and it is possible that they will not generate significant revenue growth. As of the filing date of this report, there were no material pending acquisitions. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

  Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

  Failure to negotiate or renew programming contracts for our cable systems could adversely affect our business and results of operations.

     Following our acquisitions of the AT&T cable systems, substantially all programming services carried on our cable systems were without written contracts with the respective program suppliers. Our manager has completed agreements for several of those programming services and continues to negotiate terms for the remainder of the services. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective programming suppliers as our manager negotiates contract renewals. While we could obtain access to most of these programming services through a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

  We may not be able to compete effectively in the highly competitive media and telecommunications industries.

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, municipal-owned utilities, telephone companies, and, most significantly, from direct broadcast satellite operators. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, direct broadcast satellite operators and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We anticipate that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with our businesses. We cannot assure you that upgrading our cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

  Continued growth of direct broadcast satellite operators could adversely affect our business and results of operations.

     Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets that we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services.

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

     The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom LLC's cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom LLC's operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 1.4% of our gross operating revenues for the year ended December 31, 2002, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.0% of each subsidiary's gross operating revenues.

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

     In addition, our subsidiary credit facility provides that a default will result if any person or group, other than Mr. Commisso and certain of his affiliates, becomes the beneficial owner of an amount of aggregate voting power of our manager's common stock on a fully-diluted basis that equals or exceeds the greater of: (i) 35% and (ii) the amount of aggregate voting power of our manager's common stock on a fully diluted basis owned by Mr. Commisso and such affiliates at the time.

  The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, which could inhibit or prevent a change of control or change in management. A sale of his stock in our manager could result in a change of control that could have unpredictable effects.

     Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 80.4% of the combined voting power of all of its common stock as of December 31, 2002. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager's stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our bank credit facility.

  Our cable television business is subject to extensive governmental regulation.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We will have to renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, which concessions or other commitments could be costly to obtain. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be required to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

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

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an "overbuild." As of the filing date of this report, approximately 11.5% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition will not develop in other markets that we now serve or that we will serve after any future acquisitions.

  Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. Although the FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation, the FCC is still considering whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as "open access", whether certain other regulatory requirements do or should apply to cable modem service, and whether and to what extent this service may be subject to local franchise authorities' regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

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

     Since our manager launched its proprietary Mediacom OnlineSM Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasing active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider--for example, a customer's use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person's trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of December 31, 2002, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.6%, plus the average applicable margin over the eurodollar rate option under our bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, we do not anticipate their nonperformance. At December 31, 2002, we would have paid approximately $15.0 million if we terminated these agreements, inclusive of accrued interest. The table below provides information on our long term debt. See Note 4 to our consolidated financial statements

                                                     EXPECTED MATURITY
                         -------------------------------------------------------------------------
                                             (ALL DOLLAR AMOUNTS IN THOUSANDS)
                           2003        2004        2005         2006          2007      THEREAFTER      TOTAL       FAIR VALUE
                         --------    --------    ---------    ---------    ---------    ----------    ---------    ------------
Fixed rate               $      -    $      -    $       -    $       -    $       -    $  400,000    $ 400,000    $    421,000
Weighted average
 interest rate               11.0%       11.0%        11.0%        11.0%        11.0%         11.0%        11.0%

Variable rate            $      -    $  8,500    $  35,000    $  42,500    $  65,000    $  747,000    $ 898,000    $    898,000
Weighted average
 interest rate                4.8%        4.8%         4.8%         4.8%         4.8%          4.8%         4.8%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
                                    CONTENTS
     Mediacom Broadband LLC

     Report of Independent Accountants - PricewaterhouseCoopers LLP..........................................    46
     Report of Independent Public Accountants - Arthur Andersen LLP..........................................    48
     Consolidated Balance Sheets as of December 31, 2002 and 2001............................................    49
     Consolidated Statements of Operations for the year ended December 31, 2002 and Period from
      Inception (April 5, 2001) through December 31, 2001....................................................    50
     Consolidated Statements of Changes in Member's Equity for the year ended December 31, 2002
      and Period from Inception (April 5, 2001) through December 31, 2001....................................    51
     Consolidated Statements of Cash Flows for year ended December 31, 2002 and Period from
      Inception (April 5, 2001) through December 31, 2001....................................................    52
     Notes to Consolidated Financial Statements..............................................................    53
     Financial Statement Schedule:  Schedule II - Valuation and Qualifying Accounts..........................    61

     Mediacom Systems (Predecessor Company)

     Report of Independent Accountants-"New Mediacom"........................................................    62
     Combined Statements of Operations and Parent's Investment for the Period from January 1 to July
      18, 2001 and Year ended December 31, 2000..............................................................    63
     Combined Statements of Cash Flows for the Period from January 1 to July 18, 2001 and Year ended
      December 31, 2000......................................................................................    64
     Notes to Combined Financial Statements..................................................................    65
     Schedule II - Valuation and Qualifying Accounts.........................................................    73

                        Report of Independent Accountants

To the Member of Mediacom Broadband LLC:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001, and for the period from inception (April 5, 2001) through December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As discussed above, the Company's consolidated financial statements as of December 31, 2001, and for the period from inception (April 5, 2001) through December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/S/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

                        Report of Independent Accountants
                         On Financial Statement Schedule

To the Member of Mediacom Broadband LLC:

Our audit of the consolidated financial statements referred to in our report dated February 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule [previously referred to as
Schedule II - Valuation and Qualifying Accounts by the predecessor auditor] for the year ended December 31, 2002 listed in Item 8 of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Mediacom Broadband LLC and its subsidiaries for the year ended December 31, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 13, 2002.

/S/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                                /S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (All dollar amounts in 000's)

                                                                                            December 31,
                                                                                         2002           2001
                                                                                     -----------    -----------
                                     Assets
Cash and cash equivalents.........................................................   $    10,307    $    55,578
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,683
 and $2,148, respectively.........................................................        35,449         25,928
Prepaid expenses and other assets.................................................         8,323          6,600
Investment in cable television systems:
  Inventory, net..................................................................         5,283         24,670
  Property, plant and equipment, at cost..........................................       853,593        594,366
  Less: accumulated depreciation..................................................      (131,507)       (34,799)
                                                                                     -----------    -----------
     Property, plant and equipment, net...........................................       722,086        559,567
  Intangible assets, net of accumulated amortization of $49,907 and $51,879,
   respectively...................................................................     1,481,972      1,541,464
                                                                                     -----------    -----------
     Total investment in cable television systems.................................     2,209,341      2,125,701
Other assets, net of accumulated amortization of $3,085 and $1,086, respectively..        18,528         20,284
                                                                                     -----------    -----------
     Total assets.................................................................   $ 2,281,948    $ 2,234,091
                                                                                     ===========    ===========

                    Liabilities, Preferred Members' Interests
                               and Members' Equity

LIABILITIES
  Debt............................................................................   $ 1,298,000    $ 1,200,000
  Accounts payable and accrued expenses...........................................       205,055        201,795
  Deferred revenue................................................................        18,371         16,002
                                                                                     -----------    -----------
     Total liabilities............................................................     1,521,426      1,417,797
                                                                                     -----------    -----------
Commitments and Contingencies (Note 11)

PREFERRED MEMBERS' INTERESTS                                                             150,000        150,000
                                                                                     -----------    -----------

MEMBER'S EQUITY
  Capital contributions...........................................................       725,000        725,000
  Accumulated deficit.............................................................      (114,478)       (58,706)
                                                                                     -----------    -----------
     Total member's equity........................................................       610,522        666,294
                                                                                     -----------    -----------
     Total liabilities, preferred members' interests and member's equity..........   $ 2,281,948    $ 2,234,091
                                                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (All amounts in 000's)

                                                                                                        Inception
                                                                                                     (April 5, 2001)
                                                                                     Year Ended         Through
                                                                                    December 31,      December 31,
                                                                                        2002              2001
                                                                                    ------------    ----------------
Revenues..........................................................................  $    512,792    $        215,900

Costs and expenses:
     Service costs................................................................       207,053              89,006
     Selling, general and administrative expenses.................................       105,407              42,442
     Management fee expense.......................................................         6,967               2,875
     Depreciation and amortization................................................       123,704              88,463
                                                                                    ------------    ----------------
Operating income (loss)...........................................................        69,661              (6,886)

Interest expense, net.............................................................        76,790              41,430
Loss on derivative instruments, net...............................................        15,049                   -
Other expenses....................................................................         5,066               2,270
                                                                                    ------------    ----------------
Net loss..........................................................................  $    (27,244)   $        (50,586)
                                                                                    ============    ================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                                 MEMBER'S EQUITY
                          (All dollar amounts in 000's)

                                             Capital       Accumulated
                                          Contributions      Deficit          Total
                                          -------------    -----------     -----------
Balance, Inception (April 5, 2001)        $           -    $         -     $         -
  Net loss                                            -        (50,586)        (50,586)
  Equity contribution from MCC                  725,000              -         725,000
  Dividend payments on Preferred
    Members' Interest                                 -         (8,120)         (8,120)
                                          -------------    -----------     -----------
Balance, December 31, 2001                $     725,000    $   (58,706)    $   666,294
  Net loss                                            -        (27,244)        (27,244)
  Dividend payments on Preferred
     Members' Interests                               -        (18,000)        (18,000)
  Dividend payments to MCC                            -        (10,528)        (10,528)
                                          -------------    -----------     -----------
Balance, December 31, 2002                $     725,000    $  (114,478)    $   610,522
                                          =============    ===========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                                       Inception
                                                                                                     (April 5, 2001)
                                                                                       Year Ended        Through
                                                                                      December 31,    December 31,
                                                                                         2002             2001
                                                                                      ------------   ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss.........................................................................   $    (27,244)  $       (50,586)
  Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization.................................................        123,704            88,463
     Loss on derivative instruments, net...........................................         15,049                 -
     Amortization of deferred financing costs......................................          2,248             1,086
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net.........................................         (9,521)          (11,746)
       Prepaid expenses and other assets...........................................         (1,723)          (63,600)
       Accounts payable and accrued expenses.......................................         20,177           161,361
       Deferred revenue............................................................          2,369            36,673
                                                                                      ------------   ---------------
         Net cash flows provided by operating activities...........................        125,059           161,651
                                                                                      ------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures.............................................................       (234,832)          (38,102)
  Acquisitions of cable television systems.........................................              -        (2,113,336)
  Other investing activities.......................................................         (4,478)             (145)
                                                                                      ------------   ---------------
         Net cash flows used in investing activities...............................       (239,310)       (2,151,583)
                                                                                      ------------   ---------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings...................................................................        183,000         1,282,000
  Repayment of debt................................................................        (85,000)          (82,000)
  Sale of preferred member's interests.............................................              -           150,000
  Dividend payment on preferred members' interests.................................        (18,000)           (8,120)
  Dividend payment to parent.......................................................        (10,528)                -
  Capital contributions............................................................              -           725,000
  Financing costs..................................................................           (492)          (21,370)
                                                                                      ------------   ---------------
         Net cash flows provided by financing activities...........................         68,980         2,045,510
                                                                                      ------------   ---------------
         Net (decrease) increase in cash and cash equivalents......................        (45,271)           55,578

CASH AND CASH EQUIVALENTS, beginning of period.....................................         55,578                 -
                                                                                      ------------   ---------------
CASH AND CASH EQUIVALENTS, end of period...........................................   $     10,307   $        55,578
                                                                                      ============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest...........................................   $     85,071   $        13,091
                                                                                      ============   ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Limited Liability Company

  Organization

     Mediacom Broadband LLC ("Mediacom Broadband," and collectively with its subsidiaries, the "Company"), a Delaware limited liability company, a wholly-owned subsidiary of Mediacom Communications Corporation ("MCC") was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC ("AT&T Broadband"). Through these cable systems (the "AT&T cable systems"), the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2002, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

     Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cashflows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC. See Notes 7, 8 and 9.

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

(2)  Summary of Significant Accounting Policies

  Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements include the accounts of Mediacom Broadband and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct installation costs incurred. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Concentration of Credit Risk

     The Company's accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

  Inventory

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. The Company also capitalized interest in connection with cable system construction of approximately $4.1 million and $0.3 million for the year ended December 31, 2002 and period ended December 31, 2001. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

     Depreciation is calculated on a straight-line basis over the following useful lives:

     Buildings......................................    40 years
     Leasehold improvements.........................    Life of respective lease
     Cable systems and equipment....................    5 to 10 years
     Subscriber devices.............................    5 years
     Vehicles.......................................    5 years
     Furniture, fixtures and office equipment.......    5 to 10 years

  Definite-lived Intangible Assets

     Definite-lived intangible assets include subscriber lists and covenants not to compete. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the following lives:

     Subscriber lists...............................    5 to 10 years
     Covenants not to compete.......................    3 to 7 years

     As of December 31, 2002, these amortizable definite-lived intangible assets had a gross value of $33.7 million, with accumulated amortization of $11.2 million. The Company's estimated aggregate amortization expense for the year of 2003 through 2007 and beyond is $2.6 million, $2.6 million, $2.6 million, $2.6 million, $2.6 million and $9.5 million, respectively.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Indefinite-lived Intangible Assets

     Indefinite-lived intangible assets include franchise costs and goodwill. The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. Upon adoption, the Company performed initial impairment tests and determined that there was no impairment. The Company conducted its annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $99.9 million for the year ended December 31, 2002.

     The following table provides a reconciliation of the pro forma results of operations for the years ended December 31, 2001 and 2000 to the pro forma net loss that would have been reported had franchise cost and goodwill amortization not been recorded as of January 1, 2000, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2000:

                                                       2001         2000
                                                    ----------   ----------
                                                     (Dollars in Thousands)
                                                          (Unaudited)
     Pro forma net loss (See note 3)............    $ (114,481)  $ (145,659)
       Add back:  franchise cost amortization...        86,225       86,225
       Add back:  goodwill amortization.........        13,654       13,654
                                                    ----------   ----------
     Adjusted pro forma net income (loss).......    $  (14,602)  $  (45,780)
                                                    ==========   ==========
  Impairment of Long-lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There has been no impairment of long-lived assets of the Company under SFAS 144. The Company adopted SFAS 144 as of January 1, 2002.

  Other Assets

     Other assets include debt financing costs of approximately $18.5 million and $20.3 million as of December 31, 2002 and 2001, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings and are included in other expense.

  Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings. The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Income Taxes

     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the limited liability company is reported in MCC's income tax returns.

   Segment Reporting

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," segments have been identified based upon management responsibility. Management has identified cable services as the Company's one reportable segment.

   Reclassifications

     Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

(3)  Acquisitions

     The acquisitions discussed below were made to establish the Company's initial operations. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the acquisitions have been included with those of the Company since the dates of acquisition.

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband for a purchase price of approximately $300.0 million. The acquisition was financed with a portion of MCC's $336.4 million equity contribution on June 29, 2001.

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.76 billion. These acquisitions were financed with a portion of MCC's $388.6 million equity contribution on July 18, 2001, and the $150.0 million preferred equity investment by subsidiaries of Mediacom LLC, the net proceeds from the Company's private offering of 11% senior notes due 2013 and borrowings under the Company's bank credit facility.

     The opening unaudited balance sheet for the acquisitions was (dollars in thousands):

     Accounts receivable.................................  $      7,744
     Property, plant and equipment.......................       579,185
     Intangible assets...................................     1,477,406
     Accrued expenses....................................        (6,256)
                                                           ------------
         Total...........................................  $  2,058,079
                                                           ============

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized below are the pro forma unaudited results of operations for the year ended December 31, 2001 and 2000, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2000. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

                                              2001            2000
                                            ----------------------------
                                             (Dollars in Thousands)
                                                    (Unaudited)
     Revenues...........................   $    465,138    $    439,541
     Operating loss.....................   $    (30,356)   $    (27,382)
     Net loss...........................   $   (114,481)   $   (145,659)

(4)  Property, Plant and Equipment

     As of December 31, 2002 and 2001, property, plant and equipment consisted of:

                                                         2002          2001
                                                      ----------   ------------
                                                      (Dollars in Thousands)
     Land and land improvements...................... $    4,487    $        14
     Buildings and leasehold improvements............     20,948            598
     Cable systems, equipment and subscriber devices.    804,553        591,561
     Vehicles........................................     17,211            462
     Furniture, fixtures and office equipment........      6,394          1,731
                                                      ----------   ------------
                                                         853,593        594,366
     Accumulated depreciation........................   (131,507)       (34,799)
                                                      ----------   ------------
     Property, plant and equipment, net.............. $  722,086    $   559,567
                                                      ==========   ============

     Property, plant and equipment as of December 31, 2002 reflects the valuation of assets from an independent appraisal completed in 2002. Depreciation expense for the period ended December 31, 2002 and 2001 was approximately $117.5 million and $36.4 million, respectively.

(5)  Intangible Assets

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2002 and 2001(dollars in thousands):

     2002                                                           Gross Asset     Accumulated      Net Asset
     ----                                                              Value        Amortization       Value
                                                                    -----------     ------------    -----------
     Franchise costs............................................    $ 1,293,379     $     38,752    $ 1,254,627
     Goodwill..................................................         204,805                -        204,805
     Subscriber lists..........................................          33,695           11,155         22,540
                                                                    -----------     ------------    -----------
                                                                    $ 1,531,879     $     49,907    $ 1,481,972
                                                                    ===========     ============    ===========

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     2001                                                          Gross Asset      Accumulated       Net Asset
     ----                                                             Value         Amortization        Value
                                                                    -----------     ------------    -----------
     Franchise costs............................................    $ 1,592,396     $     51,767    $ 1,540,629
     Goodwill..................................................               -                -              -
     Subscriber lists..........................................             947              112            835
                                                                    -----------     ------------    -----------
                                                                    $ 1,593,343     $     51,879    $ 1,541,464
                                                                    ===========     ============    ===========

     Intangible assets as of December 31, 2002 reflects the valuation of assets from an independent appraisal completed in 2002. Amortization expense for the period ended December 31, 2002 and 2001 was approximately $6.2 million and $51.9 million, respectively.

(6)  Debt

     As of December 31, 2002 and 2001, debt consisted of:

                                                       2002           2001
                                                  -----------    ------------
                                                     (Dollars in Thousands)
     Bank credit facility.....................        898,000    $    800,000
     11% senior notes.........................        400,000         400,000
                                                  -----------    ------------
                                                    1,298,000    $  1,200,000
                                                  -----------    ------------

   Bank Credit Facility

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan (the "Broadband Credit Agreement"). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount. As of December 31, 2002, $98.0 million was outstanding under the revolving credit facility. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. The Mediacom Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2004. The Mediacom Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     The Broadband Credit Agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The Broadband Credit Agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Broadband Credit Agreement as of December 31, 2002.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Broadband Credit Agreement is collateralized by Mediacom Broadband's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the Broadband Credit Agreement was 4.8% and 5.4% for the year ended December 31, 2002 and 2001, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2002, the Company had approximately $497.0 million of unused bank commitments under the Broadband Credit Agreement.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of December 31, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.6%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At December 31, 2002, the Company would have paid approximately $15.0 million if these agreements were terminated, inclusive of accrued interest.

   Senior Notes

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the "Issuers") jointly issued $400.0 million aggregate principal amount of 11% senior notes due June 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. Interest accrues at 11% per annum, beginning from the date of issuance and is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The Issuers were in compliance with the indenture governing the 11% Senior Notes as of December 31, 2002.

   Fair Value and Debt Maturities

     The fair value of the Company's bank credit facility approximates the carrying value. The fair value at December 31, 2002 and 2001 of the 11% Senior Notes was approximately $421.0 million and $436.0 million, respectively.

     The stated maturities of all debt outstanding as of December 31, 2002 are as follows (dollars in thousands):

     2003......................................     $         -
     2004......................................           8,500
     2005......................................          35,000
     2006......................................          42,500
     2007......................................          65,000
     Thereafter ...............................       1,147,000
                                                    -----------
                                                    $ 1,298,000
                                                    ===========

(7)  Preferred Members' Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the year ended December 31, 2002, the Company paid in aggregate $18.0 million in cash dividends on the preferred equity.

                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Member's Equity

     As a wholly-owned subsidiary of MCC, the Company's business affairs, including its financing decisions, are directed by MCC.

     In July and October 2002, the Company paid cash dividends of $4.5 million and $6.0 million, respectively, to MCC, as permitted under the Company's debt arrangements.


(9)  Related Party Transactions

     MCC manages the Company pursuant to a management agreement with each operating subsidiary. Under the management agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems.

     As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.


(10)   Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $1.1 million and $0.4 million for the period ended December 31, 2002 and 2001, respectively.

(11)   Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.2 million and $1.9 million for the years ended December 31, 2002 and 2001, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

     2003.................................     $   1,414
     2004.................................         1,031
     2005.................................           591
     2006.................................           471
     2007.................................           358
     Thereafter...........................         1,677

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $2.9 million and $1.3 million for the period ended December 31, 2002 and 2001, respectively.

     As of December 31, 2002, approximately $4.5 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to franchise and lease requirements.

   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

                                                                     SCHEDULE II
                     MEDIACOM BROADBAND LLC AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                               Additions                     Deductions
                                                     ----------------------------   ---------------------------
                                       Balance At     Charged to     Charged to      Charged to      Charged to
                                      Beginning of      Costs          Other         Costs and        Other         Balance At
                                         Period      and Expenses    Accounts /(1)/   Expenses      Accounts /(1)/  End of Period
                                      ------------   ------------   -------------   ------------    -----------     -------------
December 31, 2001
   Allowance for doubtful accounts
     Current receivables...........   $          -   $  3,477       $       2,557   $     3,886     $         -     $      2,148
   Acquisition reserves/(1)/
     Accrued expenses..............   $          -   $      -       $      42,156   $     5,577     $         -     $     36,579

December 31, 2002
   Allowance for doubtful accounts
     Current receivables...........   $      2,148   $  6,909       $           -   $     6,374     $         -     $      2,683
   Acquisition reserves/(1)/
     Accrued expenses..............   $     36,579   $      -       $           -   $     4,613     $    31,966     $          -

----------
/(1)/    Were charged in connection with purchase accounting.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Mediacom Broadband LLC:

In our opinion, the accompanying combined statements of operations and parent's investment and of cash flows present fairly, in all material respects, Mediacom Systems ("New Mediacom") (a combination of certain assets and liabilities as defined in Note 1 to the combined financial statements) for the period from January 1, 2001 to July 18, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 8, 2002

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A COMBINATION OF CERTAIN ASSETS AND LIABILITIES, AS DEFINED IN NOTE 1)

            COMBINED STATEMENTS OF OPERATIONS AND PARENT'S INVESTMENT
                                 (in thousands)


                                                          New Mediacom
                                                -------------------------------
                                                 Period From
                                                  January 1
                                                     to             Year Ended
                                                   July 18,        December 31,
                                                    2001               2000
                                                -------------     -------------
Revenue                                         $     249,238     $     439,541

Costs and expenses:
   Operating (note 4)                                 117,205           192,543
   Selling, general and administrative                 42,449            70,879
   Management fees (note 4)                            18,625            22,267
   Restructuring charge (note 5)                          570                 -
   Depreciation                                        48,327            72,615
   Amortization                                        35,283            64,567
                                                -------------     -------------
   Operating income (loss) before income taxes        (13,221)           16,670

     Gain on disposition of assets                      5,183                 -
                                                -------------     -------------
     Net income (loss) before taxes                    (8,038)           16,670

     Provision for income taxes (benefit)              (3,546)            6,646
                                                -------------     -------------
     Net income (loss)                                 (4,492)           10,024

Parent's investment:
Beginning of period                                 1,493,084         1,468,567
Change in transfers from parent, net (note 4)          47,806            14,493
Disposed cable systems                               (294,559)                -
                                                -------------     -------------
End of period                                   $   1,241,839     $   1,493,084
                                                =============     =============

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A COMBINATION OF CERTAIN ASSETS AND LIABILITIES, AS DEFINED IN NOTE 1)

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    New Mediacom
                                                                                         -----------------------------
                                                                                         Period From
                                                                                          January 1           Year
                                                                                              to              Ended
                                                                                           July 18,       December 31,
                                                                                             2001             2000
                                                                                         -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $    (4,492)      $    10,024
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Gain on disposition of assets                                                              (5,183)                -
   Depreciation and amortization                                                              83,610           137,182
   Deferred tax benefit                                                                     (114,635)          (24,781)
   Changes in operating assets and liabilities:
   Decrease (increase) in trade and other receivables                                          3,185            (2,801)
   Decrease (increase) in other assets                                                           813                57
   Increase (decrease) in accounts payable                                                      (360)             (761)
   Increase in accrued liabilities                                                             2,784               836
                                                                                         -----------      ------------
     Net cash provided by (used in) operating activities                                     (34,278)          119,756
                                                                                         -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                              (34,490)         (131,177)
Other                                                                                           (192)                -
                                                                                         -----------      ------------
     Net cash used in investing activities                                                   (34,682)         (131,177)
                                                                                         -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in transfers from parent, net                                                          47,806            14,493
                                                                                         -----------      ------------
Net change in cash and cash equivalents                                                      (21,154)            3,072
Cash and cash equivalents at beginning of period                                              21,154            18,082
                                                                                         -----------      ------------
Cash and cash equivalents at end of period                                               $         -       $    21,154
                                                                                         ===========      ============

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

     Effective upon the end of business on July 18, 2001, subsidiaries of AT&T sold to Mediacom certain cable television systems serving approximately 706,000 customers located primarily in Iowa, Georgia and Southern Illinois, and wholly owned by various cable subsidiaries and partnerships of AT&T for net cash proceeds of approximately $1.76 billion. AT&T recognized an estimated loss on this sale of approximately $93 million. These cable systems combined with the Missouri Mediacom Systems are collectively referred to herein as the "Mediacom Systems" or the "Systems."

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

     The Mediacom Systems are included in the consolidated federal income tax return of AT&T and its affiliates for the period from January 1 to July 18, 2001 and the year ended December 31, 2000. Combined income tax provisions or benefits, related to tax payments or refunds, and deferred tax balances of AT&T and its affiliates or TCI and its affiliates, as applicable, have been allocated to the Mediacom Systems based principally on the taxable income and tax credits directly attributable to the Mediacom Systems, essentially a stand alone presentation. These allocations reflect the Mediacom Systems' contribution to AT&T's or TCI's consolidated taxable income and consolidated tax liability and tax credit position, as applicable.

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


(2)  Intangibles

     Intangible assets are summarized as follows (amounts in thousands):

                                                  JULY 18,     DECEMBER 31,
                                                    2001           2000
                                                ------------    -----------
                                                   (DOLLARS IN THOUSANDS)

     Franchising costs.......................   $  1,560,198    $ 1,802,251
     Other intangible assets.................         78,124         87,791
                                                ------------    -----------
                                                   1,638,322      1,890,042
     Less accumulated amortization...........        130,008        111,101
                                                ------------    -----------
     Intangible assets, net..................   $  1,508,314    $ 1,778,941
                                                ============    ===========

     Amortization expense on franchise costs was $30.5 million and $55.3 million for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively. Amortization expense for other intangible assets was $4.8 million and $9.3 million for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively.

(3)  Parent's Investment

     Parent's investment in the Mediacom Systems is summarized as follows (amounts in thousands):

                                                  JULY 18,     DECEMBER 31,
                                                     2001           2000
                                                ------------    -----------
                                                   (DOLLARS IN THOUSANDS)

     Transfers from parent, net...............  $ 1,219,010     $ 1,465,763
     Cumulative net income since March 1, 1999       22,829          27,321
                                                ------------    -----------
                                                $ 1,241,839     $ 1,493,084
                                                ============    ===========

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

     The parent transfers and expense allocation activity consist of the following (amounts in thousands):

                                                        NEW MEDIACOM
                                                ----------------------------
                                                        PERIOD FROM
                                                  JANUARY 1          YEAR
                                                      TO             ENDED
                                                   JULY 18,      DECEMBER 31,
                                                    2001             2000
                                                -------------    -----------
Beginning of period                             $   1,465,763    $ 1,451,270
Programming charges                                    77,287        123,993
Management fees                                        18,625         22,267
Cash transfers                                        (48,106)      (131,767)
Disposal of cable systems                            (294,559)             -
Acquisition of cable systems                                -              -
                                                -------------    -----------
End of period                                   $   1,219,010    $ 1,465,763
                                                =============    ===========

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

(5)  Employee Benefit and Stock-based Compensation Plans

     AT&T sponsors savings plans for the majority of its employees. Prior to the AT&T Merger, TCI also sponsored savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Employee contributions are matched up to certain limits. AT&T and TCI contributions, as applicable, for employees of the Mediacom Systems amounted to $1,082,000 and $2,947,000 for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively.

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

(6)  Income Taxes

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

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate (dollar amounts in thousands):

                                                                                                  NEW MEDIACOM
                                                                                         -----------------------------
                                                                                         PERIOD FROM
                                                                                          JANUARY 1           YEAR
                                                                                              TO              ENDED
                                                                                           JULY 18,       DECEMBER 31,
                                                                                             2001             2000
                                                                                         -----------      ------------
U.S. federal statutory income tax rate                                                          35.0%             35.0%
Federal income tax at statutory rate                                                     $    (2,813)     $      5,834
State and local income taxes, net of federal income tax effect                                  (733)              812
                                                                                         -----------      ------------
Provision (benefit) for income taxes                                                     $    (3,546)     $      6,646
                                                                                         ===========      ============
Effective income tax rate                                                                       44.1%             39.9%

     The components of the provision (benefit) for income taxes are presented in this table (amounts in thousands):

                                                                                                  NEW MEDIACOM
                                                                                         -----------------------------
                                                                                         PERIOD FROM
                                                                                          JANUARY 1           YEAR
                                                                                              TO              ENDED
                                                                                           JULY 18,       DECEMBER 31,
                                                                                             2001             2000
                                                                                         -----------      ------------
Current:
Federal                                                                                  $   103,860        $   25,053
State and local                                                                                7,229             6,374
Deferred:
Federal                                                                                     (106,278)          (19,655)
State and local                                                                               (8,357)           (5,126)
                                                                                         -----------      ------------
Provision (benefit) for income taxes                                                     $    (3,546)       $    6,646
                                                                                         ===========      ============

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

     Deferred income tax liabilities consist of the following (amounts in thousands):

                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
     (A COMBINATION OF CERTAIN ASSETS AND LIABILITIES, AS DEFINED IN NOTE 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                                          JULY 18,  DECEMBER 31,
                                                            2001        2000
                                                        -----------  -----------
     Long-term deferred income tax liabilities:
       Property, plant and equipment                    $    62,130  $    72,417
       Franchise costs                                      590,563      690,070
       Other                                                 22,936       27,777
                                                        -----------  -----------
       Total long-term deferred income tax liabilities  $   675,629  $   790,264
                                                        ===========  ===========

(7)  Commitments

     The Mediacom Systems lease business offices, have entered into pole rental agreements and use certain equipment under lease arrangements. Rental expense for such arrangements amounted to $2,179,000 and $2,680,000 for the period from January 1 to July 18, 2001 and the year ended December 31, 2000.

     Future minimum lease payments under noncancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

     2002.......................................    $   1,226
     2003.......................................        1,210
     2004.......................................        1,187
     2005.......................................        1,132
     2006.......................................          919

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

                                                                     Schedule II
                     MEDIACOM SYSTEMS (PREDECESSOR COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                           Balance At     Charged to
                                          Beginning of       Costs                       Balance At
                                             Period      and Expenses    Deductions    End of Period
                                          ------------   ------------    ----------    --------------
December 31, 2000
     Allowance for doubtful accounts
         Current receivables...........      $   1,292      $   7,222     $   6,865       $   1,649

January 1 to July 18, 2001
     Allowance for doubtful accounts
         Current receivables...........      $   1,649      $   6,136     $   6,987       $     798

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     We have previously reported in a current report on Form 8-K, dated April 19, 2002, that we terminated our engagement of Arthur Andersen LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

     Name                                                       Age     Position
     ----                                                       ---     --------
     Rocco B. Commisso......................................     53     Chairman and Chief Executive Officer
                                                                        of Mediacom Broadband LLC and MCC and
                                                                        President and Chief Executive Officer and
                                                                        Director of Mediacom Broadband Corporation
     Mark E. Stephan........................................     46     Senior Vice President, Chief Financial
                                                                        Officer and Treasurer of Mediacom
                                                                        Broadband LLC and MCC, Director of MCC,
                                                                        and Treasurer and Secretary of Mediacom
                                                                        Broadband Corporation
     James M. Carey.........................................     51     Senior Vice President, Operations of MCC
     John G. Pascarelli.....................................     41     Senior Vice President, Marketing and
                                                                        Consumer Services of MCC
     Joseph Van Loan........................................     61     Senior Vice President, Technology of MCC
     Italia Commisso Weinand................................     49     Senior Vice President, Programming and
                                                                        Human Resources of MCC
     Charles J. Bartolotta..................................     48     Senior Vice President, Customer Operations
                                                                        of MCC
     Calvin G. Craib........................................     48     Senior Vice President, Business
                                                                        Development of MCC
     William I. Lees, Jr. ..................................     44     Senior Vice President, Corporate
                                                                        Controller of MCC
     Joseph E. Young........................................     54     Senior Vice President, General Counsel and
                                                                        Secretary of MCC
     Craig S. Mitchell......................................     44     Director of MCC
     William S. Morris III..................................     68     Director of MCC
     Thomas V. Reifenheiser.................................     67     Director of MCC
     Natale S. Ricciardi....................................     54     Director of MCC
     Robert L. Winikoff.....................................     56     Director of MCC

     Rocco B. Commisso has 25 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since our inception in April 2001 and our manager's Chairman and Chief Executive Officer since founding its predecessor company in July 1995. Mr. Commisso has served as President, Chief Executive Officer and Director of Mediacom Broadband Corporation since its inception in May 2001. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association, Cable Television Laboratories, Inc and C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 16 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since our inception in April 2001 and our manager's Senior Vice President, Chief Financial Officer and Treasurer since the commencement of its operations in March 1996. Mr. Stephan has served as Director of our manager since its incorporation in November 1999 and as Treasurer and Secretary of Mediacom Broadband since its inception in May 2001. From 1993 to February 1996, Mr. Stephan served as Vice President of Finance for Cablevision Industries. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada from 1987 to 1992.

     James M. Carey has 21 years of experience in the cable television industry. Before joining our manager in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association and the Cable Television Association of Georgia.

     John G. Pascarelli has 22 years of experience in the cable television industry. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Joseph Van Loan has 30 years of experience in the cable television industry. Before joining our manager in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

     Italia Commisso Weinand has 26 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 20 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 21 years of experience in the cable television industry. Before joining our manager in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

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

     Joseph E. Young has 18 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President and General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Vice President of Finance and Treasurer and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Mediacom Broadband Corporation is a wholly-owned subsidiary of Mediacom Broadband LLC. MCC is the sole voting member of Mediacom Broadband. The address of MCC is 100 Crystal Run Road, Middletown, New York 10941.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

     Pursuant to management agreements between MCC and our operating subsidiaries, which commenced on the respective dates of the acquisitions of the AT&T cable systems, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the year ended December 31, 2002, MCC received $6.4 million of such management fees.

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

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the year ended December 31, 2002, we paid in aggregate $18.0 million in cash dividends on the preferred equity.

     In July and October 2002, we paid cash dividends of $4.5 million and $6.0 million, respectively, to MCC.

ITEM 14.  CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     Within the 90 days prior to the filing date of this report, Mediacom Broadband LLC ("Mediacom Broadband") carried out an evaluation, under the supervision and with the participation of Mediacom Broadband's management, including Mediacom Broadband's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband's disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband (including Mediacom Broadband's consolidated subsidiaries) required to be included in Mediacom Broadband's periodic SEC filings.

     There have been no significant changes in Mediacom Broadband's internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband carried out its evaluation.

Mediacom Broadband Corporation

     Within the 90 days prior to the filing date of this report, Mediacom Broadband Corporation carried out an evaluation, under the supervision and with the participation of Mediacom Broadband Corporation's management, including Mediacom Broadband Corporation's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband Corporation's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Broadband Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband Corporation required to be included in Mediacom Broadband Corporation's periodic SEC filings.

     There have been no significant changes in Mediacom Broadband Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband Corporation carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

Exhibits

(b) The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

  Exhibit
  Number                                  Exhibit Description
---------                                 -------------------
2.1 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) /(1)/

2.2 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) /(1)/

2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) /(1)/

2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) /(1)/

3.1       Certificate of Formation of Mediacom Broadband LLC /(2)/

3.2 Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC /(2)/

3.3       Certificate of Incorporation of Mediacom Broadband Corporation /(2)/

3.4       By-Laws of Mediacom Broadband Corporation /(2)/

4.1 Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation /(2)/

4.2 Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation./(3)/

10.1 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility. /(2)/

10.2 Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders. /(4)/

21.1      Subsidiaries of Mediacom Broadband LLC /(2)/

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of PricewaterhouseCoopers LLP

23.3      Consent of Arthur Andersen LLP /(5)/

(c)  Financial Statement Schedule

None.

(d)  Reports On Form 8-K

     The Company filed the following report on Form 8-K during the three months ended December 31, 2002:

     Date of Report       Date Report Filed With Sec           Item Reported
     --------------       --------------------------           -------------
    November 13, 2002     November 13, 2002                Item 9 - Regulation FD Disclosure

----------

/(1)/     Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

/(2)/     Filed as an exhibit to the Registration Statement on Form S-4 (File
No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

/(3)/     Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

/(4)/     Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

/(5)/     The consolidated financial statements of Mediacom Broadband LLC and
Mediacom Broadband Corporation (the "Registrants") as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrants' Registration Statement on Form S-3/A (File Nos. 333-82124-02 and 333-82124-03), have been audited by Arthur Andersen LLP, independent public accountants ("AA"). However, after reasonable efforts, the Registrants have been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statement. Therefore, the Registrants have dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrants which are incorporated in the Registration Statement by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDIACOM BROADBAND LLC

March 31, 2003                            BY:       /s/ Rocco B. Commisso
                                                ---------------------------
                                                Rocco B. Commisso
                                                 Manager, Chairman and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                  Title                                 Date
     ---------                                  -----                                 ----
  /s/ Rocco B. Commisso              Manager, Chairman and                          March 31, 2003
------------------------------        Chief Executive Officer (principal
     Rocco B. Commisso                executive officer)

  /s/ Mark E. Stephan                Senior Vice President,                         March 31, 2003
------------------------------        Chief Financial Officer and Treasurer
     Mark E. Stephan                  (principal financial officer and principal
                                      accounting officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDIACOM BROADBAND CORPORATION

March 31, 2003                            By:      /s/ Rocco B. Commisso
                                                ---------------------------
                                                Rocco B. Commisso
                                                 President, Chief Executive
                                                 Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                  Title                                 Date
     ---------                                  -----                                 ----
  /s/ Rocco B. Commisso              President, Chief Executive Officer             March 31, 2003
------------------------------        and Director (principal executive officer)
     Rocco B. Commisso

  /s/ Mark E. Stephan                Treasurer and Secretary                        March 31, 2003
------------------------------        (principal financial officer
     Mark E. Stephan                  and principal accounting officer)

                                 CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)  I have reviewed this annual report on Form 10-K of Mediacom Broadband LLC;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                            BY:   /s/ Rocco B. Commisso
                                                ---------------------------
                                                Rocco B. Commisso
                                                 Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Broadband Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                            BY:   /s/ Rocco B. Commisso
                                                ---------------------------
                                                Rocco B. Commisso
                                                 Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)  I have reviewed this annual report on Form 10-K of Mediacom Broadband LLC;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                            BY:   /s/ Mark E. Stephan
                                                ---------------------------
                                                Mark E. Stephan
                                                 Chief Financial Officer

I, Mark E. Stephan, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Broadband Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                            BY:   /s/ Mark E. Stephan
                                                ---------------------------
                                                Mark E. Stephan
                                                 Principal Financial Officer