Form 10-Q
period 2003-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2003-05-15
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Numbers:	333-72440
333-72440-01

Mediacom Broadband LLC

Mediacom Broadband Corporation*

(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

100 Crystal Run Road

Middletown, New York 10941

(Address of principal executive offices)

(845) 695-2600

(Registrants’ telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes   X          No

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes                No   X

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2003

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects, “ “plans,” “anticipates,” “believes,” “estimates,” “ predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All dollar amounts in 000’s)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,718	$10,307
Investments	435	—
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,350 and $2,683, respectively	34,768	35,449
Prepaid expenses and other assets	30,326	8,323
Investment in cable television systems:
Inventory, net	7,088	5,283
Property, plant and equipment, net of accumulated depreciation of $157,336 and $131,507, respectively	730,559	722,086
Intangible assets, net of accumulated amortization of $50,252 and $49,907, respectively	1,476,014	1,481,972

Total investment in cable television systems	2,213,661	2,209,341
Other assets, net of accumulated amortization of $3,615 and $3,085, respectively	18,055	18,528

Total assets	$2,305,963	$2,281,948

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBER’S EQUITY
LIABILITIES
Debt	$1,316,000	$1,298,000
Accounts payable and accrued expenses	220,418	205,055
Deferred revenue	19,502	18,371

Total liabilities	1,555,920	1,521,426

PREFERRED MEMBERS’ INTERESTS	150,000	150,000

MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(124,957)	(114,478)

Total member’s equity	600,043	610,522

Total liabilities, preferred members’ interests and member’s equity	$2,305,963	$2,281,948

The accompanying notes to consolidated financial

statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All dollar amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$133,665	$122,356
Costs and expenses:
Service costs	53,668	54,547
Selling, general and administrative expenses	28,153	23,981
Management fee expense	2,036	1,634
Depreciation and amortization	28,203	26,019

Operating income	21,605	16,175

Interest expense, net	20,289	18,934
Loss (gain) on derivative instruments, net	1,634	(343)
Other expenses	1,131	1,329

Net loss	$(1,449)	$(3,745)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(All dollar amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,449)	$(3,745)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	28,203	26,019
Loss (gain) on derivative instruments, net	1,634	(343)
Amortization of deferred financing costs	530	497
Changes in assets and liabilities:
Subscriber accounts receivable, net	681	(2,282)
Prepaid expenses and other assets	(22,003)	(4,044)
Accounts payable and accrued expenses	13,294	4,807
Deferred revenue	1,131	(339)

Net cash flows provided by operating activities	22,021	20,570

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(41,226)	(51,593)
Sale of cable system	8,960	—
Other investment activities	(257)	(1,053)

Net cash flows used in investing activities	(32,523)	(52,646)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
New borrowings	41,000	—
Repayment of debt	(23,000)	—
Dividend payments on preferred members’ interests	(4,500)	(4,500)
Dividend payment to parent	(4,530)	—
Financing costs	(57)	(146)

Net cash flows provided by (used in) financing activities	8,913	(4,646)

Net decrease in cash and cash equivalents	(1,589)	(36,722)
CASH AND CASH EQUIVALENTS, beginning of period	10,307	55,578

CASH AND CASH EQUIVALENTS, end of period	$8,718	$18,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$32,317	$34,468

The accompanying notes to consolidated financial

statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company, a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”) was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC (“AT&T Broadband”). Through these cable systems (the “AT&T cable systems”), the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2003, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

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

(2) Statement of Accounting Presentation and Other Information

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements as of March 31, 2003 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

(3) Debt

As of March 31, 2003 and December 31, 2002, debt consisted of:

	March 31, 2003	December 31, 2002
	(dollars in thousands)
Bank credit facility	$916,000	$898,000
11% senior notes	400,000	400,000

	$1,316,000	$1,298,000

The average interest rate on outstanding debt under the bank credit facility was 3.4% for the three months ended March 31, 2003, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2003, the Company had unused credit commitments of approximately $479.5 million under its bank credit facility, of which about $271.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2003.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties. At March 31, 2003, the Company would have paid approximately $16.7 million if these agreements were terminated, inclusive of accrued interest.

(4) Preferred Members’ Interests

In July 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2003, the Company paid in aggregate $4.5 million in cash dividends on the preferred equity.

(5) Member’s Equity

During the three months ended March 31, 2003, the Company paid a $4.5 million cash dividend to MCC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Organization

Mediacom Broadband LLC was organized as a Delaware limited liability company in April 2001 and serves as a holding company for its operating subsidiaries. Mediacom Broadband Corporation, its wholly-owned subsidiary, was organized as a Delaware corporation in May 2001 for the sole purpose of acting as a co-issuer with the Company’s 11% senior notes due 2013 and does not conduct operations of its own. The Company’s parent and manager, Mediacom Communications Corporation (“MCC”), was organized as a Delaware corporation in November 1999. See Note 1 of the Company’s consolidated financial statements.

General

Approximately 83.7% of the Company’s revenues for the three months ended March 31, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming, and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from high-speed Internet access services and advertising revenues represent 10.5% and 5.8% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under the Company’s management agreements with MCC.

Depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, have caused the Company to report net losses in its limited operating history. The Company believes that such net losses are common for cable television companies.

Actual Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Selected Operating Data. The table below provides selected operating data for the Company’s cable systems. The information provided in this table reflects the sale of a cable system in the first quarter of 2003, which served approximately 3,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

	March 31, 2003	March 31, 2002
Basic subscribers	834,000	838,000
Digital customers	235,000	232,000
Data customers	122,000	82,000

Revenues. Revenues increased by 9.2% to $133.7 million for the three months ended March 31, 2003, as compared to $122.4 million for the three months ended March 31, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2003		2002
	Amount	% of Revenues	Amount	% of Revenues
Video	$111.9	83.7%	$105.3	86.0%
Data	14.1	10.5	9.9	8.1
Advertising	7.7	5.8	7.2	5.9

	$133.7	100.0%	$122.4	100.0%

Video revenues increased by 6.2% to $111.9 million for the three months ended March 31, 2003, as compared to $105.3 million for the three months ended March 31, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in analog premium service units.

Data revenues increased by 43.0% to $14.1 million for the three months ended March 31, 2003, as compared to $9.9 million for the three months ended March 31, 2002. Data revenues increased primarily due to customer growth in the Company’ s high-speed Internet access service.

Advertising revenues increased by 7.7% to $7.7 million for the three months ended March 31, 2003, as compared to $7.2 million for the three months ended March 31, 2002. Advertising revenues increased primarily due to a general improvement in local and national advertising markets.

Service costs. Service costs decreased 1.6% to $53.7 million for the three months ended March 31, 2003, as compared to $54.5 million for the three months ended March 31, 2002. Service costs for the three months ended March 31, 2002 include $3.0 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily of due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming. The increase in programming expenses was partially offset by lower premium programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 40.2% for the three months ended March 31, 2003, as compared with 44.6% for the three months ended March 31, 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 17.4% to $28.2 million for the three months ended March 31, 2003, as compared to $24.0 million for the three months ended March 31, 2002. These costs increased primarily as a result of higher taxes and fees, bad debt expense, and marketing expenses related to the Company’s digital and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 21.1% for the three months ended March 31, 2003 as compared with 19.6% for the three months ended March 31, 2002.

Management fee expense. Management fee expense increased 24.6% to $2.0 million for the three months ended March 31, 2003, as compared to $1.6 million the three months ended March 31, 2002. This increase reflects greater overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.5% for the three months ended March 31, 2003 as compared with 1.3% for the three months ended March 31, 2002.

Depreciation and amortization. Depreciation and amortization increased 8.4% to $28.2 million for the three months ended March 31, 2003, as compared to $26.0 million for the three months ended March 31, 2002. The increase is due to the Company’s ongoing investments in its cable systems.

Interest expense, net. Interest expense, net, increased 7.2% to $20.3 million for the three months ended March 31, 2003, as compared to $18.9 million for the three months ended March 31, 2002. This was primarily due to an increase in average debt outstanding.

Loss on derivative instruments, net. Loss on derivative instruments, net, was $1.6 million for the three months ended March 31, 2003 as compared to a gain of $0.3 million for the three months ended March 31, 2002. This loss reflects a decline in market interest rates relative to the fixed interest rates the Company pays under its interest rate exchange agreements.

Other expenses. Other expenses were $1.1 million for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002. These charges represent fees on unused credit commitments and amortization of deferred financing costs.

Net loss. Due to the factors described above, the Company generated a net loss of $1.4 million for the three months ended

March 31, 2003 as compared to $3.7 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company’s business requires capital for the upgrade, expansion and maintenance of its cable network and for the introduction of new advanced broadband services. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

Operating Activities

Net cash flows provided by operating activities was $22.0 million and $20.6 million for the three months ended March 31, 2003 and 2002, respectively. The change in net cash flows resulted from additions to accounts payable and accrued expenses, offset by increases in prepaid expenses and other assets for the three months ended March 31, 2003.

Investing Activities

Net cash flows used in investing activities was $32.4 million and $52.6 million for the three months ended March 31, 2003 and 2002, respectively. The change in net cash flows resulted from a decrease in capital expenditures for the corresponding period in 2002 and the receipt of $9.0 million in proceeds from the sale of a cable system during the three months ended March 31, 2003.

The Company’s capital expenditures were approximately $41.2 million for the three months ended March 31, 2003. As of March 31, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 97% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 94% of the Company’s homes passed were activated with two-way communications capability. As of March 31, 2003, the Company’s digital cable service was available to approximately 99% of its basic subscribers, and the Company’s data service was marketed to about 90% of its homes passed by the Company’s cable systems.

The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 98% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $225.0 million and $235.0 million in capital expenditures in 2003.

Financing Activities

Net cash flows provided by financing activities was $8.9 million for the three months ended March 31, 2003 as compared to net cash flows used in financing activities of $4.6 million for the corresponding period in 2002. The change in net cash flows resulted from increased borrowing requirements for the three months ended March 31, 2003.

In July 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly-owned by MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2003, the Company paid a $4.5 million cash dividend on the preferred equity.

During the three months ended March 31, 2003, the Company paid a cash dividend of approximately $4.5 million to its parent, MCC.

The Company’s operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $916.0 million was outstanding as of March 31, 2003. The Company entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements. However, the Company does not anticipate their nonperformance. As of the date of this report, about 68% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

As of March 31, 2003, the Company’s total debt was $1.32 billion, it had unused credit commitments of about $479.5 million under its bank credit facility and its annualized cost of debt capital was approximately 4.5%. On such date, approximately $271.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of March 31, 2003, the Company was in compliance with all covenants under its debt arrangements.

Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to meet its long-term business plan, service the Company’s debt obligations and complete its future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically the Company evaluates its estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following represent the most significant and subjective estimates used in the preparation of the Company’s consolidated financial statements.

Property, Plant and Equipment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at March 31, 2003.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed prior to September 30, 2003.

Inflation and Changing Prices

The Company’s systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 2.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At March 31, 2003 the Company would have paid approximately $16.7 million if it terminated these agreements, inclusive of accrued interest.

The table below provides the expected maturity and fair value of the Company’s debt (dollars in thousands). See Note 3 to the Company’s consolidated financial statements

	Senior Notes	Bank Credit Facilities	Total
Expected Maturity:
2003	$—	$—	$—
2004	—	8,500	8,500
2005	—	35,000	35,000
2006	—	42,500	42,500
2007	—	65,000	65,000
Thereafter	400,000	765,000	1,165,000

Total	$400,000	$916,000	$1,316,000

Fair Value	$441,000	$916,000	$1,357,000

Weighted Average Interest Rate	11.0%	3.4%	5.7%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Within the 90 days prior to the date of this report, Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, under the supervision and with the participation of Mediacom Broadband’s management, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband (including Mediacom Broadband’s consolidated subsidiaries) required to be included in Mediacom Broadband’s periodic SEC filings.

There have been no significant changes in Mediacom Broadband’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband carried out its evaluation.

Mediacom Broadband Corporation

Within the 90 days prior to the date of this report, Mediacom Broadband Corporation carried out an evaluation, under the supervision and with the participation of Mediacom Broadband Corporation’s management, including Mediacom Broadband Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband Corporation required to be included in Mediacom Broadband Corporation’s periodic SEC filings.

There have been no significant changes in Mediacom Broadband Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband Corporation carried out its evaluation.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 — Regulation FD Disclosure, dated March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

By:	/S/ MARK E. STEPHAN
Mark E. Stephan Senior Vice President and Chief Financial Officer

May 15, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

By:	/S/ MARK E. STEPHAN
Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)

May 15, 2003

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

May 15, 2003

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

May 15, 2003

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ MARK E. STEPHAN
Mark E. Stephan Chief Financial Officer

May 15, 2003

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ MARK E. STEPHAN
Mark E. Stephan Principal Financial Officer

May 15, 2003