Form 10-Q/A
period 2003-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2003-05-20
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(845) 695-2600

(Registrants’ telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

EXPLANATORY NOTE

Mediacom Broadband LLC and Mediacom Broadband Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed on May 15, 2003, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following section on the Form 10-Q:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The third paragraph under Liquidity and Capital Resources—Investing Activities reflects a typographical correction to the 2003 capital expenditure guidance to between $130.0 million and $140.0 million.

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

General

Approximately 83.7% of the Company’s revenues for the three months ended March 31, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from high-speed Internet access services and advertising revenues represent 10.5% and 5.8% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

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

Data revenues increased by 43.0% to $14.1 million for the three months ended March 31, 2003, as compared to $9.9 million for the three months ended March 31, 2002. Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

Advertising revenues increased by 7.7% to $7.7 million for the three months ended March 31, 2003, as compared to $7.2 million for the three months ended March 31, 2002. Advertising revenues increased primarily due to a general improvement in local and national advertising markets.

Service costs. Service costs decreased 1.6% to $53.7 million for the three months ended March 31, 2003, as compared to $54.5 million for the three months ended March 31, 2002. Service costs for the three months ended March 31, 2002 include $3.0 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming. The increase in programming expenses was partially offset by lower programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 40.2% for the three months ended March 31, 2003, as compared with 44.6% for the three months ended March 31, 2002.

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

Other expenses. Other expenses were $1.1million for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002. These charges represent fees on unused credit commitments and amortization of deferred financing costs.

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

The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 98% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $130.0 million and $140.0 million in capital expenditures in 2003.

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

Property, Plant and Equipment

In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

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

MEDIACOM BROADBAND LLC

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 20, 2003	By:	/s/ MARK E. STEPHAN
Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Broadband LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	BY:	/s/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Broadband Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	BY:	/s/ ROCCO B. COMMISSO
Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Broadband LLC;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan Chief Financial Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Mediacom Broadband Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan Principal Financial Officer