Form 10-Q
period 2003-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2003-08-13
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2003

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Quarterly Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.      FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,305	$10,307
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,164 and $2,683, respectively	33,556	35,449
Prepaid expenses and other assets	7,633	8,323

Total current assets	58,494	54,079
Investment in cable television systems:
Inventory, net	7,102	5,283
Property, plant and equipment, net of accumulated depreciation of $188,668 and $131,507, respectively	732,320	722,086
Intangible assets, net of accumulated amortization of $50,823 and $49,907, respectively	1,475,628	1,481,972

Total investment in cable television systems	2,215,050	2,209,341
Other assets, net of accumulated amortization of $4,174 and $3,085, respectively	17,436	18,528

Total assets	$2,290,980	$2,281,948

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$170,414	$180,266
Deferred revenue	19,418	18,371
Current portion of long-term debt	1,312	—

Total current liabilities	191,144	198,637
Long-term debt, less current portion	1,330,545	1,298,000
Other non-current liabilities	32,702	24,789

Total liabilities	1,554,391	1,521,426
PREFERRED MEMBERS’ INTERESTS	150,000	150,000
MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(138,411)	(114,478)

Total member’s equity	586,589	610,522

Total liabilities, preferred members’ interests and member’s equity	$2,290,980	$2,281,948

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended June 30,

	2003	2002

Revenues	$138,602	$128,264
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $34,833 and $29,053, respectively, shown separately below)	53,928	51,395
Selling, general and administrative expenses	28,524	25,795
Management fee expense	2,149	1,731
Depreciation and amortization	34,833	29,053

Operating income	19,168	20,290

Interest expense, net	21,160	18,776
Loss on derivative instruments, net	5,769	1,585
Other expenses	1,193	1,379

Net loss	$(8,954)	$(1,450)

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Revenues	$272,267	$250,620
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $63,036 and $55,072, respectively, shown separately below)	107,596	105,942
Selling, general and administrative expenses	56,677	49,776
Management fee expense	4,185	3,365
Depreciation and amortization	63,036	55,072

Operating income	40,773	36,465

Interest expense, net	41,449	37,710
Loss on derivative instruments, net	7,403	1,242
Other expenses	2,324	2,708

Net loss	$(10,403)	$(5,195)

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(10,403)	$(5,195)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	63,036	55,072
Loss on derivative instruments, net	7,403	1,242
Amortization of deferred financing costs	1,092	1,084
Changes in assets and liabilities:
Subscriber accounts receivable, net	1,893	(5,243)
Prepaid expenses and other assets	690	191
Accounts payable and accrued expenses	(9,342)	30,116
Deferred revenue	1,047	(808)

Net cash flows provided by operating activities	55,416	76,459

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(72,181)	(107,401)
Sale of cable system	8,960	—
Other investment activities	(442)	(1,840)

Net cash flows used in investing activities	(63,663)	(109,241)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	62,000	63,000
Repayment of debt	(33,225)	(41,000)
Dividend payments on preferred members’ interests	(9,000)	(9,000)
Dividend payment to parent	(4,530)	—
Financing costs	—	(153)

Net cash flows provided by financing activities	15,245	12,847

Net increase (decrease) in cash and cash equivalents	6,998	(19,935)
CASH AND CASH EQUIVALENTS, beginning of period	10,307	55,578

CASH AND CASH EQUIVALENTS, end of period	$17,305	$35,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$43,973	$43,172

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$5,082	$—

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization

          Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company, a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”) was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC (“AT&T Broadband”).  Through these cable systems (the “AT&T cable systems”), the Company provides entertainment, information and telecommunications services to its subscribers.  As of June 30, 2003, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

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

(2)     Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          The consolidated financial statements as of June 30, 2003 and 2002 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-72440 and 333-72440-01).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

     Reclassifications

          Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3)     Recent Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Debt

          As of June 30, 2003 and December 31, 2002, debt consisted of:

	June 30, 2003	December 31, 2002

	(dollars in thousands)
Bank credit facility	$927,000	$898,000
11% senior notes	400,000	400,000
Capital lease obligations	4,857	—

	$1,331,857	$1,298,000

          The average interest rate on outstanding debt under the bank credit facility was 3.4% for the six months ended June 30, 2003, before giving effect to the interest rate exchange agreements discussed below.  As of June 30, 2003, the Company had unused credit commitments of approximately $465.2 million under its bank credit facility, of which about $356.6 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all covenants under its debt arrangements as of June 30, 2003.

          The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the bank credit agreement.  Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $22.5 million if these agreements were terminated, inclusive of accrued interest.

(5)     Preferred Members’ Interests

          Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company.  The preferred equity investment has a 12% annual dividend, payable quarterly in cash.  During the six months ended June 30, 2003, the Company paid in aggregate $9.0 million in cash dividends on the preferred equity.

(6)     Member’s Equity

          During the six months ended June 30, 2003, the Company paid a $4.5 million cash dividend to MCC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

General

          Approximately 82.3% of the Company’s revenues for the three months ended June 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues.  Data revenues from high-speed Internet access services and advertising revenues represent 11.4% and 6.3% of the Company’s revenues, respectively.  Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

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

Actual Results of Operations

          Selected Operating Data.  The table below provides selected operating data for the Company’s cable systems.  The information provided as of June 30, 2003 reflects the sale of a cable system in the first quarter of 2003, which served approximately 3,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

	June 30, 2003	June 30, 2002

Basic subscribers	821,000	833,000
Digital customers	238,000	227,000
Data customers	133,000	89,000

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Revenues.  Revenues increased by 8.1% to $138.6 million for the three months ended June 30, 2003, as compared to $128.3 million for the three months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$114.1	82.3%	$109.0	85.0%
Data	15.7	11.4	10.8	8.4
Advertising	8.8	6.3	8.5	6.6

	$138.6	100.0%	$128.3	100.0%

          Video revenues increased by 4.8% to $114.1 million for the three months ended June 30, 2003, as compared to $109.0 million for the three months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers principally due to increased competition in certain markets and a  reduction in analog premium service units.

          Data revenues increased by 45.3% to $15.7 million for the three months ended June 30, 2003, as compared to $10.8 million for the three months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 2.8% to $8.8 million for the three months ended June 30, 2003, as compared to $8.5 million for the three months ended June 30, 2002.  Advertising revenues increased primarily due to an improvement in local advertising markets.

          Service costs.  Service costs increased 4.9% to $53.9 million for the three months ended June 30, 2003, as compared to $51.4 million for the three months ended June 30, 2002.  Service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services and higher basic programming expenses, partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 38.9% for the three months ended June 30, 2003, as compared with 40.1% for the three months ended June 30, 2002.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 10.6% to $28.5 million for the three months ended June 30, 2003, as compared to $25.8 million for the three months ended June 30, 2002.  This was primarily as a result of increases in taxes and fees, bad debt expense, and marketing expenses related to the Company’s digital and high-speed Internet services.  As a percentage of revenues, selling, general and administrative expenses were 20.6% for the three months ended June 30, 2003, as compared with 20.1% for the three months ended June 30, 2002.

          Management fee expense.  Management fee expense increased 24.1% to $2.1 million for the three months ended June 30, 2003, as compared to $1.7 million the three months ended June 30, 2002.  This increase reflects greater overhead costs charged by MCC.  As a percentage of revenues, management fee expense was 1.6% for the three months ended June 30, 2003, as compared with 1.3% for the three months ended June 30, 2002.

          Depreciation and amortization.  Depreciation and amortization increased 19.9% to $34.8 million for the three months ended June 30, 2003, as compared to $29.1 million for the three months ended June 30, 2002.  The increase is due to the Company’s ongoing investments in its cable systems.

          Interest expense, net.  Interest expense, net, increased 12.7% to $21.2 million for the three months ended June 30, 2003, as compared to $18.8 million for the three months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $150.0 million as of June 30, 2002 to $500.0 million as of June 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the three months ended June 30, 2003.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $5.8 million for the three months ended June 30, 2003, as compared to $1.6 million for the three months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

          Other expenses.  Other expenses were $1.2 million for the three months ended June 30, 2003, as compared to $1.4 million for the three months ended June 30, 2002.  Other expenses represent amortization of deferred financing costs and fees on unused credit commitments.

          Net loss.  Due to the factors described above, the Company generated a net loss of $9.0 million for the three months ended June 30, 2003, as compared to $1.5 million for the three months ended June 30, 2002.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Revenues.  Revenues increased by 8.6% to $272.3 million for the six months ended June 30, 2003, as compared to $250.6 million for the six months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$226.0	83.0%	$214.2	85.5%
Data	29.8	10.9	20.7	8.3
Advertising	16.5	6.1	15.7	6.2

	$272.3	100.0%	$250.6	100.0%

          Video revenues increased by 5.5% to $226.0 million for the six months ended June 30, 2003, as compared to $214.2 million for the six months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers principally due to increased competition in certain markets and a reduction in analog premium service units.

          Data revenues increased by 44.2% to $29.8 million for the six months ended June 30, 2003, as compared to $20.7 million for the six months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 5.0% to $16.5 million for the six months ended June 30, 2003, as compared to $15.7 million for the six months ended June 30, 2002.  Advertising revenues increased primarily due to an improvement in local and national advertising markets.

          Service costs.  Service costs increased 1.6% to $107.6 million for the six months ended June 30, 2003, as compared to $105.9 million for the six months ended June 30, 2002.  Service costs for the six months ended June 30, 2002 include $3.0 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service.  Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher basic programming expenses, partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 39.5% for the six months ended June 30, 2003, as compared with 42.3% for the six months ended June 30, 2002.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 13.9% to $56.7 million for the six months ended June 30, 2003, as compared to $49.8 million for the six months ended June 30, 2002.  This was primarily as a result of increases in taxes and fees, bad debt expense, and marketing expenses related to the Company’s digital and high-speed Internet services.  As a percentage of revenues, selling, general and administrative expenses were 20.8% for the six months ended June 30, 2003, as compared with 19.9% for the six months ended June 30, 2002.

          Management fee expense.  Management fee expense increased 24.4% to $4.2 million for the six months ended June 30, 2003, as compared to $3.4 million the six months ended June 30, 2002.  This increase reflects greater overhead costs charged by MCC.  As a percentage of revenues, management fee expense was 1.5% for the six months ended June 30, 2003, as compared with 1.3% for the six months ended June 30, 2002.

          Depreciation and amortization.  Depreciation and amortization increased 14.5% to $63.0 million for the six months ended June 30, 2003, as compared to $55.1 million for the six months ended June 30, 2002.  The increase is due to the Company’s ongoing investments in its cable systems.

          Interest expense, net.  Interest expense, net, increased 9.9% to $41.4 million for the six months ended June 30, 2003, as compared to $37.7 million for the six months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $150.0 million as of June 30, 2002 to $500.0 million as of June 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the six months ended June 30, 2003.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $7.4 million for the six months ended June 30, 2003, as compared to $1.2 million for the six months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

          Other expenses.  Other expenses were $2.3 million for the six months ended June 30, 2003, as compared to $2.7 million for the six months ended June 30, 2002.  Other expenses represent amortization of deferred financing costs and fees on unused credit commitments.

          Net loss.  Due to the factors described above, the Company generated a net loss of $10.4 million for the six months ended June 30, 2003, as compared to $5.2 million for the six months ended June 30, 2002.

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

     Operating Activities

          Net cash flows provided by operating activities were $55.4 million and $76.5 million for the six months ended June 30, 2003 and 2002, respectively.  The $5.2 million increase in net loss was more than offset by increases of $8.0 million and $6.2 million, respectively, in depreciation and amortization and loss on derivative instruments, net, which are non-cash expenses.  However, accounts payable and accrued expenses declined $9.3 million for the six months ended June 30, 2003, as compared to the $30.1 million increase during the corresponding period in 2002.

     Investing Activities

          Net cash flows used in investing activities were $63.7 million and $109.2 million for the six months ended June 30, 2003 and 2002, respectively.  The change in net cash flows resulted from a decrease in capital expenditures for the corresponding period in 2002 and the receipt of $9.0 million in proceeds from the sale of a cable system during the six months ended June 30, 2003.

          The Company’s capital expenditures were approximately $77.3 million for the six months ended June 30, 2003, inclusive of $5.1 million of vehicles purchased and financed under capital leases.  As of June 30, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 99% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 96% of the Company’s homes passed were activated with two-way communications capability.  As of June 30, 2003, the Company’s digital cable service was available to approximately 99% of its basic subscribers, and the Company’s data service was marketed to about 95% of the homes passed by its cable systems.

          The Company has virtually completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement.  Due to efficiencies associated with the Company’s network upgrade program and overall capital plan, the Company now expects to invest approximately $125.0 million to $130.0 million in capital expenditures in 2003, which represents a reduction from previous guidance of a range of $130.0 million to $140.0 million.

     Financing Activities

          Net cash flows provided by financing activities were $15.2 million for the six months ended June 30, 2003, as compared to $12.8 million for the corresponding period in 2002.  During the six month periods in both years, the Company utilized borrowings under its subsidiary credit facility to fund a portion of its cash uses.  However, during the 2002 period, the Company also used existing cash and cash equivalents to fund a portion of its cash uses.

          Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company.  The preferred equity investment has a 12% annual dividend, payable quarterly in cash.  During the six months ended June 30, 2003, the Company paid in aggregate $9.0 million in cash dividends on the preferred equity.

          During the six months ended June 30, 2003, the Company paid a cash dividend of approximately $4.5 million to its parent, MCC.

          The Company’s operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $927.0 million was outstanding as of June 30, 2003.  The Company has entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements.  However, the Company does not anticipate their nonperformance.  As of the filing date of this report, about 67% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

          As of June 30, 2003, the Company’s total debt was $1.33 billion, it had unused credit commitments of about $465.2 million under its bank credit facility and its annualized cost of debt capital was approximately 6.5%. On such date, approximately $356.6 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of June 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

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

     Impairment of Long-Lived Assets

          The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.   There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at June 30, 2003.

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

Recent Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

          In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighed average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $22.5 million if it terminated these agreements, inclusive of accrued interest.

          The table below provides the expected maturity and estimated fair value of the Company’s debt as of June 30, 2003 (dollars in thousands).  See Note 4 to the Company’s unaudited consolidated financial statements.

	Senior Notes	Bank Credit Facilities	Capital Lease Obligations	Total

Expected Maturity:
Less than 1 year	$—	$—	$1,312	$1,312
1 year	—	26,000	1,238	27,238
2 years	—	38,750	1,190	39,940
3 years	—	53,750	850	54,600
4 years	—	65,000	267	65,267
Thereafter	400,000	743,500	—	1,143,500

Total	$400,000	$927,000	$4,857	$1,331,857

Fair Value	$446,500	$927,000	$4,857	$1,378,357

Weighted Average Interest Rate	11.0%	3.4%	3.1%	5.7%

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

          The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of June 30, 2003.  Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

          The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of June 30, 2003.  Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the  Securities and Exchange Commission.

          There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(b)     Reports on Form 8-K

          During the quarter ended June 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

          Current reports on Form 8-K, dated May 15, 2003 and May 20, 2003, were furnished on May 15, 2003 and May 20, 2003, respectively.  The item reported was:

•	Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 13, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 13, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)