Form 10-Q
period 2004-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2004-05-13
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in 000’s)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,863	$9,379
Investment	—	644
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,418 and $2,455, respectively	32,262	34,522
Prepaid expenses and other assets	1,786	9,853

Total current assets	38,911	54,398
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $229,148 and $204,305, respectively	736,746	743,120
Intangible assets, net of accumulated amortization of $54,383 and $53,377, respectively	1,473,134	1,473,854

Total investment in cable television systems	2,209,880	2,216,974
Other assets, net of accumulated amortization of $5,730 and $5,176, respectively	15,858	16,412

Total assets	$2,264,649	$2,287,784

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBER’S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$125,940	$148,969
Deferred revenue	20,943	20,202
Current portion of long-term debt	18,535	9,771

Total current liabilities	165,418	178,942
Long-term debt, less current portion	1,332,898	1,344,897
Other non-current liabilities	29,153	24,929

Total liabilities	1,527,469	1,548,768

PREFERRED MEMBERS’ INTERESTS	150,000	150,000

MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(137,820)	(135,984)

Total member’s equity	587,180	589,016

Total liabilities, preferred members’ interests and member’s equity	$2,264,649	$2,287,784

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$144,662	$133,665

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $25,849 and $28,203, respectively, shown separately below)	56,117	53,668
Selling, general and administrative expenses	31,057	28,153
Management fee expense	2,685	2,036
Depreciation and amortization	25,849	28,203

Operating income	28,954	21,605
Interest expense, net	(20,995)	(20,289)
Loss on derivative instruments, net	(4,159)	(1,634)
Other expense	(1,136)	(1,131)

Net income (loss)	$2,664	$(1,449)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$2,664	$(1,449)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	25,849	28,203
Loss on derivative instruments, net	4,159	1,634
Amortization of deferred financing costs	554	530
Changes in assets and liabilities:
Subscriber accounts receivable, net	2,260	681
Prepaid expenses and other assets	8,067	(22,003)
Accounts payable and accrued expenses	(23,029)	13,379
Deferred revenue	741	1,131
Other non current liabilities	(568)	(85)

Net cash flows provided by operating activities	20,697	22,021

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(17,192)	(41,226)
Proceeds from sale of cable television systems	—	8,960
Other investment activities	(286)	(257)

Net cash flows used in investing activities	(17,478)	(32,523)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	31,000	41,000
Repayment of debt	(34,235)	(23,000)
Dividend payments on preferred members’ interests	(4,500)	(4,500)
Dividend payment to parent	—	(4,530)
Financing costs	—	(57)

Net cash flows (used in) provided by financing activities	(7,735)	8,913

Net decrease in cash and cash equivalents	(4,516)	(1,589)
CASH AND CASH EQUIVALENTS, beginning of period	9,379	10,307

CASH AND CASH EQUIVALENTS, end of period	$4,863	$8,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$31,106	$31,586

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

     Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001.

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally with Mediacom Broadband, $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has no assets (other than a $100 receivable from affiliate), operations, revenues or cash flows. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

     Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Broadband has prepared these unaudited consolidated financial statements as of March 31, 2004 and 2003. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $11.3 million for the three months ended March 31, 2004.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a component of depreciation expense.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, and new cable installations. Costs include direct labor and material, as well as certain indirect costs. The Company performs periodic evaluations of certain estimates used to determine such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of March 31, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Land and land improvements	$4,525	$4,518
Buildings and leasehold improvements	23,332	22,941
Cable systems, equipment and subscriber devices	895,555	878,600
Vehicles	34,212	33,491
Furniture, fixtures and office equipment	8,270	7,875

	965,894	947,425
Accumulated depreciation	(229,148)	(204,305)

Property, plant and equipment, net	$736,746	$743,120

     Depreciation expense for the quarters ended March 31, 2004 and 2003 was approximately $24.8 million and $27.8 million, respectively. As of March 31, 2004 the Company had property under capitalized leases of $5.6 million, before accumulated depreciation, and $4.8 million, net of accumulated depreciation. There was no property under capital leases as of March 31, 2003.

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
March 31, 2004	Value	Amortization	Value
Franchise costs	$1,289,812	$38,752	$1,251,060
Goodwill	204,582	—	204,582
Subscriber lists	33,123	15,631	17,492

	$1,527,517	$54,383	$1,473,134

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,289,526	$38,752	$1,250,774
Goodwill	204,582	—	204,582
Subscriber lists	33,123	14,625	18,498

	$1,527,231	$53,377	$1,473,854

     Amortization expense for the quarters ended March 31, 2004 and 2003 was approximately $1.0 million and $0.4 million, respectively. The Company’s estimated aggregate amortization expense for 2004 through 2008 and beyond is $1.6 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $7.5 million, respectively.

(5) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Accrued capital	$6,948	$12,899
Accrued interest	13,908	24,012
Accrued payroll and benefits	9,266	10,588
Accrued programming	59,595	63,152
Accrued taxes and fees	14,019	16,303
Accrued telecommunications	9,884	8,214
Other accrued expenses	12,320	13,801

	$125,940	$148,969

(6) Debt

     As of March 31, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Bank credit facility	$947,000	$950,000
11% senior notes	400,000	400,000
Capital lease obligations	4,433	4,668

	$1,351,433	$1,354,668
Less: current portion	18,535	9,771

Total long-term debt	$1,332,898	$1,344,897

     The average interest rate on outstanding debt under the bank credit facility was 3.3% for the three months ended March 31, 2004, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2004, the Company had unused credit commitments of approximately $444.9 million under its bank credit facility, of which about $320.6 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2004.

     The Company uses interest rate exchange agreements with counterparties in order to fix the interest rate on a portion of its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. This fixed rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $16.4 million if these agreements were terminated, inclusive of accrued interest.

(7) Preferred Members’ Interests

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2004 and 2003, the Company paid $4.5 million in cash dividends on the preferred equity.

(8) Member’s Equity

     During the three months ended March 31, 2003, the Company paid $4.5 million in cash dividends to MCC. There were no dividend payments for the three months ended March 31, 2004.

(9) Subsequent Event

     On April 5, 2004, a lawsuit was filed against MCC Georgia LLC, one of the Company’s subsidiaries, its parent, Mediacom Communications Corporation, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network.” Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     MCC Georgia LLC and the Company’s parent company have advised it that they intend to vigorously defend against such claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material to its consolidated financial position, results of operations, cash flows or business.

     The Company also is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of March 31, 2004, our cable systems passed approximately 1.4 million homes and served approximately 811,000 basic subscribers in four states. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager.

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of March 31, 2004, approximately 99% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services.

     Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and high-speed Internet access. We currently provide digital video services to approximately 224,000 subscribers, representing a penetration of approximately 27.6% of our basic subscribers. We also currently provide high speed Internet services to approximately 169,000 subscribers, representing a penetration of approximately 11.8% of our homes passed. Beginning in the fourth quarter of 2004, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP, telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. In the first quarter of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 9% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been gradually increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods including the first quarter of 2004. As of March 31, 2004, competitive local-into-local services in our markets covered an estimated 84% of our basic subscribers.

Actual Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets forth the unaudited consolidated statement of operations for the three months ended March 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2004	2003	$ Change	% Change
Revenues	$144,662	$133,665	$10,997	8.2%

Costs and expenses:
Service costs	56,117	53,668	2,449	4.6
Selling, general and administrative expenses	31,057	28,153	2,904	10.3
Management fee expense	2,685	2,036	649	31.9
Depreciation and amortization	25,849	28,203	(2,354)	(8.3)

Operating income	28,954	21,605	7,349	34.0
Interest expense, net	(20,995)	(20,289)	(706)	(3.5)
Gain (loss) on derivative instruments, net	(4,159)	(1,634)	2,525	NM
Other expense	(1,136)	(1,131)	(5)	(0.4)

Net income (loss)	$2,664	$(1,449)	$4,113	NM

Operating income before depreciation and amortization	$54,803	$49,808	$4,995	10.0%

     Use of Operating Income Before Depreciation and Amortization

     Operating income before depreciation and amortization, or OIBDA, is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

     OIBDA should not be regarded as an alternative to operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. The following table sets forth the reconciliation of OIBDA to operating income for the three months ended March 31, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended
	March 31,
	2004	2003
OIBDA	$54,803	$49,808
Depreciation and amortization	(25,849)	(28,203)

Operating income	$28,954	$21,605

Revenues

	Three Months Ended March 31,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$116,002	80.2%	$111,882	83.7%	$4,120	3.7%
Data	20,644	14.3%	14,038	10.5	6,606	47.1
Advertising	8,016	5.5%	7,745	5.8	271	3.5

	$144,662	100.0%	$133,665	100.0%	$10,997	8.2%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and analog premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 8.2%, largely attributable to an increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases.

     Video revenues increased 3.7% as a result of the aforementioned basic rate increases, partially offset by a 2.8% decline in basic subscribers from 834,000 to 811,000. Digital customers, at 224,000, declined modestly relative to 235,000 a year ago. Our loss in basic subscribers and digital customers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 47.1% due primarily to an increase in data customers from 122,000 to 169,000, as well as a gain in average monthly data revenue per data subscriber from $40.34 to $42.11. We expect this customer trend in our data business to continue given anticipated demand for our high-speed data service.

     Advertising revenues increased 3.5%, with stronger local and regional advertising sales more than offsetting weaker national advertising sales.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel, who maintain our cable network and perform customer installation activities; high-speed Internet access costs, including costs of bandwidth connectivity, customer provisioning and technical support for our customers; and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 4.6% over the prior year. Of this increase, 60.2% was due to servicing the growth in our data customers, 38.5% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities and the remainder was due to other operating costs related to servicing our customers, partly offset by a decline in total programming costs. Although we experienced higher unit costs for basic programming, these were more than offset by a decrease in analog premium units, basic subscribers and digital customers, as well as a modest increase in launch support received from programmers. We expect programming costs on a per unit basis to continue to rise in 2004, primarily due to price increases reflecting both inflation-indexed and negotiated license fee increases. As a percentage of revenues, service costs were 38.8% and 40.2% for the three months ended March 31, 2004 and March 31, 2003, respectively.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 10.3%. Of this increase, 22.2% was due to higher advertising expense related to both in-house advertising and proprietary programming cost increases, 19.5% was due to increased marketing expense related to additional campaigns to promote new services, 16.0% was due to an increase in support personnel, and 15.3% was due to higher taxes and fees as a result of increases in franchise fees and property taxes. As a percentage of revenues, selling, general and administrative expenses were 21.5% for the three months ended March 31, 2004, as compared with 21.1% for the three months ended March 31, 2003. We expect continued growth in advanced services, which include digital cable and high-speed Internet access and, in late 2004, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 31.9% to $2.7 million for the three months ended March 31, 2004, as compared to $2.0 million the three months ended March 31, 2003. This increase reflects greater overhead costs charged by MCC during the three month period ended March 31 ,2004. As a percentage of revenues, management fee expense was 1.9% for the three months ended March 31, 2004, as compared with 1.5% for the three months ended March 31, 2003.

     Depreciation and amortization decreased 8.3% to $25.8 million for the three months ended March 31, 2004, as compared to $28.2 million for the three months ended March 31, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $11.3 million for the three months ended March 31, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. See Note 2 to our consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, increased 3.5% to $21.0 million for the three months ended March 31, 2004, as compared to $20.3 million for the three months ended March 31, 2003. This was primarily due to higher average indebtedness for the three months ended March 31, 2004, offset by lower market interest rates on our variable rate debt.

     Loss on Derivative Instruments, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The aggregate change in value is reported as either a noncash gain or loss on derivative instruments, net. Principally as a result of a downward change during the quarter in market interest rates that are used to fair value our interest swaps, loss on derivative instruments, net, was $4.2 million for the three months ended March 31, 2004, as compared to a loss on derivative instruments, net of $1.6 million for the three months ended March 31, 2003.

     Other Expense

     Other expense was $1.1 million for the three months ended March 31, 2004 and 2003. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Income (Loss)

     Due to the factors described above, we generated a net income of $2.7 million for the three months ended March 31, 2004, as compared to a net loss of $1.4 million for the three months ended March 31, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 10.0% to $54.8 million due to an 8.2% increase in revenues, partially offset by a 4.6% increase in service costs and a 10.3% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 37.9% for the three months ended March 31, 2004, as compared to 37.3% in the year-ago period.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements through a combination of internally generated funds, and amounts available under our bank credit facilities.

     Operating Activities

     Net cash flows provided by operating activities were $20.7 million and $22.0 million for the three months ended March 31, 2004 and 2003, respectively. The change in net operating cash flows was principally due to the use of cash for certain working capital accounts, principally accounts payable and accrued expenses, partly offset by our generation of net income and an increase in the source of cash from prepaid expenses and other assets for the three months ended March 31, 2004.

     Investing Activities

     Net cash flows used in investing activities were $17.5 million and $32.5 million for the three months ended March 31, 2004 and 2003, respectively. The change in net investing cash flows resulted primarily from a reduction in capital expenditures for the three months ended March 31, 2004, due to the completion of our planned network upgrade and rebuild program.

     Our capital expenditures were approximately $17.2 million for the three months ended March 31, 2004, as compared to $41.2 million for the three months ended March 31, 2003. We expect prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. We plan to invest approximately $125.0 million to $130.0 million in capital expenditures in 2004.

     Financing Activities

     For the three months ended March 31, 2004, net cash flows used in financing activities were $7.7 million as compared to net cash flows provided by financing activities of $8.9 million for the same period of the prior year. The use of net cash flows in the first quarter of 2004 was due principally to the above-mentioned reduction of capital expenditures, which allowed us to make net repayments of debt, as compared to our net borrowings in the comparable 2003 quarter, which funded capital expenditures in that period.

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in our Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2004 and 2003 we paid in aggregate $4.5 million in cash dividends on the preferred equity.

     Our operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $947.0 million was outstanding as of March 31, 2004. We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade or better, we do not anticipate their nonperformance. As of March 31, 2004, about 67% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of March 31, 2004, our total debt was $1.35 billion, we had unused credit commitments of about $444.9 million under our bank credit facility and our annualized cost of debt capital was approximately 6.3%. On such date, approximately $320.6 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of March 31, 2004, we were in compliance with all covenants under our debt arrangements.

     As of March 31, 2004, approximately $8.1 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to meet our long-term business plan, service our debt obligations and complete our future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

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

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:

     Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rates to determine the interest expenses related to the Company’s interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate their nonperformance. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $16.4 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of the Company’s debt as of March 31, 2004 (dollars in thousands). See Note 7 to the Company’s unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
April 1, 2004 to March 31, 2005	$—	$17,250	$1,285	$18,535
April 1, 2005 to March 31, 2006	—	36,875	1,326	38,201
April 1, 2006 to March 31, 2007	—	48,125	1,367	49,492
April 1, 2007 to March 31, 2008	—	65,000	455	65,455
April 1, 2008 to March 31, 2009	—	70,625	—	70,625
Thereafter	400,000	709,125	—	1,109,125

Total	$400,000	$947,000	$4,433	$1,351,433

Fair Value	$432,000	$947,000	$4,433	$1,383,433

Weighted Average Interest Rate	11.0%	3.3%	3.1%	5.6%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 8 to our consolidated financial statements.

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

MEDIACOM BROADBAND LLC

May 13, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and
Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 13, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and
Chief Financial Officer