Form 10-Q/A
period 2004-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2004-05-24
CIK 1161364, 1161366

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

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION: LLC
CERTIFICATION: LLC
CERTIFICATION: CORPORATION
CERTIFICATION: CORPORATION
CERTIFICATION: LLC
CERTIFICATION: CORPORATION

EXPLANATORY NOTE

     Mediacom Broadband LLC and Mediacom Broadband Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 13, 2004, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following sections on the Form 10-Q:

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The second paragraph under Liquidity and Capital Resources - Investing Activities reflects a typographical correction to delete the last sentence.

Part II, Item 1. Legal Proceedings. The sentence reflects a typographical correction to refer to Note 9.

PART I

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 to our consolidated financial statements.

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

MEDIACOM BROADBAND LLC

May 21, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 21, 2004	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Executive Vice President and Chief Financial Officer