Form 10-Q
period 2004-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2004-08-09
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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
FOR THE PERIOD ENDED JUNE 30, 2004

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,689	$9,379
Investment	—	644
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,905 and $2,455, respectively	32,965	34,522
Prepaid expenses and other assets	2,801	9,853

Total current assets	48,455	54,398
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $253,679 and $204,305, respectively	727,921	743,120
Intangible assets, net of accumulated amortization of $54,900 and $53,377, respectively	1,472,631	1,473,854

Total investment in cable television systems	2,200,552	2,216,974
Other assets, net of accumulated amortization of $6,284 and $5,176, respectively	15,305	16,412

Total assets	$2,264,312	$2,287,784

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$121,162	$148,969
Deferred revenue	20,475	20,202
Current portion of long-term debt	27,295	9,771

Total current liabilities	168,932	178,942
Long-term debt, less current portion	1,326,817	1,344,897
Other non-current liabilities	15,603	24,929

Total liabilities	1,511,352	1,548,768
PREFERRED MEMBER’S INTERESTS	150,000	150,000
MEMBER’S EQUITY
Capital Contributions	725,000	725,000
Accumulated deficit	(122,040)	(135,984)

Total member’s deficit	602,960	589,016

Total liabilities and member’s deficit	$2,264,312	$2,287,784

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$146,462	$138,602
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $27,494 and $34,833, respectively, shown separately below)	55,377	53,928
Selling, general and administrative expenses	31,135	28,524
Management fee expense	2,723	2,149
Depreciation and amortization	27,494	34,833

Operating income	29,733	19,168
Interest expense, net	(21,353)	(21,160)
Gain (loss) on derivatives, net	13,005	(5,769)
Other expense	(1,105)	(1,193)

Net income (loss)	$20,280	$(8,954)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

< /TR>

	Six Months Ended
	June 30,
	2004	2003
Revenues	$291,124	$272,267
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,343 and $63,036, respectively, shown separately below)	111,494	107,596
Selling, general and administrative expenses	62,192	56,677
Management fee expense	5,408	4,185
Depreciation and amortization	53,343	63,036

Operating income	58,687	40,773
Interest expense, net	(42,348)	(41,449)
Gain (loss) on derivatives, net	8,846	(7,403)
Other expense	(2,241)	(2,324)

Net income (loss)	$22,944	$(10,403)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$22,944	$(10,403)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	53,343	63,036
(Gain) loss on derivatives, net	(8,846)	7,403
Amortization of deferred financing costs	1,107	1,092
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	1,557	1,893
Prepaid expenses and other assets	7,052	690
Accrued liabilities	(27,807)	(17,255)
Deferred revenue	273	1,047
Other non-current liabilities	(1,113)	7,913

Net cash flows provided by operating activities	48,510	55,416

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(35,644)	(72,181)
Proceeds from sales of investments	—	8,960
Other investing activities	—	(442)

Net cash flows used in investing activities	(35,644)	(63,663)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	65,000	62,000
Repayment of debt	(65,556)	(33,225)
Dividend payments on preferred members’ interests	(9,000)	(9,000)
Dividend payment to parent	—	(4,530)

Net cash flows (used in) provided by financing activities	(9,556)	15,245

Net increase in cash and cash equivalents	3,310	6,998
CASH AND CASH EQUIVALENTS, beginning of period	9,379	10,307

CASH AND CASH EQUIVALENTS, end of period	$12,689	$17,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$42,671	$42,851
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$5,082

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

     Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC.

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally with Mediacom Broadband, $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has no operations, revenues or cash flows. The Company maintains a one-hundred dollar receivable from an affiliate and common stock on its balance sheet. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

     Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Broadband has prepared these unaudited consolidated financial statements as of March 31, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

     Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $11.4 million and $22.7 million for the three and six months ended June 30, 2004, respectively.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 Years
Leasehold improvements	Life of respective lease
Cable systems and equipments and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the losses are presented as a component of depreciation expense.

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

     Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

     Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of June 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Land and land improvements	$4,547	$4,518
Buildings and leasehold improvements	23,557	22,941
Cable systems, equipment and subscriber devices	912,842	878,600
Vehicles	32,101	33,491
Furniture, fixtures and office equipment	8,553	7,875

	981,600	947,425
Accumulated depreciation	(253,679)	(204,305)

Property, plant and equipment, net	$727,921	$743,120

     Depreciation expense for the three and six months ended June 30, 2004 was approximately $27.0 million and $51.8 million, respectively and $34.2 million and $62.0 million for the respective periods in 2003.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2004	Value	Amortization	Value
Franchise costs	$1,289,826	$38,752	$1,251,074
Goodwill	204,582	—	204,582
Subscriber Lists	33,123	16,148	16,975

	$1,527,531	$54,900	$1,472,631

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,289,526	$38,752	$1,250,774
Goodwill	204,582	—	204,582
Subscriber Lists	33,123	14,625	18,498

	$1,527,231	$53,377	$1,473,854

     Amortization expense for the three and six months ended June 30, 2004 was approximately $0.5 million and $1.5 million, respectively and $0.6 million and $1.0 million for the respective periods in 2003. The Company’s estimated future aggregate amortization expense for 2004 through 2008 and beyond is $1.0 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $7.6 million, respectively.

(5) Accrued Liabilities

     Accrued liabilities consist of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003
Accrued interest	$23,687	$24,012
Accrued payroll and benefits	10,544	10,588
Accrued programming costs	43,078	63,152
Accrued property, plant and equipment	4,734	12,899
Accrued taxes and fees	13,511	16,303
Accrued telecommunications	10,497	8,214
Other accrued expenses	15,111	13,801

	$121,162	$148,969

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Debt

     As of June 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Bank credit facilities	$950,000	$950,000
11% senior notes	400,000	400,000
Capital lease obligations	4,112	4,668

	$1,354,112	$1,354,668
Less: Current portion	27,295	9,771

Total long-term debt	$1,326,817	$1,344,897

     The average interest on outstanding debt under the bank credit facility for the three and six months ended June 30, 2004, was 3.2%, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2004, the Company had unused credit commitments of approximately $441.9 million under its bank credit facility, of which about $360.9 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through June 30, 2004.

     The Company uses interest rate exchange agreements with counterparties to fix the interest rate on a portion of its floating rate debt. As of June 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. This fixed rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. The Company had a gain of $13.0 million and $8.8 million, respectively, for the three and six months ended June 30, 2004, as compared to a loss of $5.8 million and $7.4 million, respectively, for the three and six months ended June 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance. The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At June 30, 2004, based on the mark-to-market valuation, the Company would have paid approximately $3.4 million if these agreements were terminated, inclusive of accrued interest.

(7) Preferred Members’ Interests

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the six months ended June 30, 2004 and 2003, the Company paid $9.0 million in cash dividends on the preferred equity.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Contingency

     On April 5, 2004, a lawsuit was filed against MCC Georgia LLC, one of the Company’s subsidiaries, its parent, Mediacom Communications Corporation, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     MCC Georgia LLC and the Company’s parent company have advised it that they intend to vigorously defend against these claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material to its consolidated financial position, results of operations, cash flows or business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of June 30, 2004, our cable systems passed approximately 1.45 million homes and served approximately 790,000 basic subscribers in four states. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager.

     In mid-2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and broadband data access. We currently provide digital video services to approximately 223,000 subscribers, representing a penetration of approximately 28.2% of our basic subscribers. We also currently provide broadband data services to approximately 182,000 subscribers, representing a penetration of approximately 12.6% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first six months of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 9% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been gradually increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods including the first quarter of 2004. As of June 30, 2004, competitive local-into-local services in our markets covered an estimated 91% of our basic subscribers.

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

     OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

     The following table sets forth the reconciliation of OIBDA to operating income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OIBDA	$57,227	$54,001	$112,030	$103,809
Depreciation and amortization	(27,494)	(34,833)	(53,343)	(63,036)

Operating income	$29,733	$19,168	$58,687	$40,773

Actual Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following table sets forth the unaudited consolidated statement of operations for the three months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$146,462	$138,602	$7,860	5.7%
Costs and expenses:
Service costs	55,377	53,928	$1,449	2.7
Selling, general and administrative expenses	31,135	28,524	$2,611	9.2
Management fee expense	2,723	2,149	$574	26.7
Depreciation and amortization	27,494	34,833	$(7,339)	(21.1)

Operating income	29,733	19,168	10,565	55.1
Interest expense, net	(21,353)	(21,160)	$(193)	0.9
Gain (loss) on derivatives, net	13,005	(5,769)	$18,774	NM
Other expense	(1,105)	(1,193)	$88	(7.4)

Net income (loss)	$20,280	$(8,954)	$29,234	NM

Operating income before depreciation and amortization	$57,227	$54,001	$3,226	6.0%

     Revenues

     The following table sets forth revenue information for the three months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$116.1	79.3%	$114.1	82.3%	$2.0	1.8%
Data	21.3	14.5	15.7	11.3	5.6	35.7
Advertising	9.1	6.2	8.8	6.4	0.3	3.4

	$146.5	100.0%	$138.6	100.0%	$7.9	5.7%

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

     Revenues rose 5.7%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 1.8% as a result of the aforementioned basic rate increases, partially offset by a 3.8% decline in basic subscribers from 821,000 to 790,000. Digital customers, at 223,000, were down compared to 238,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 35.7% due primarily to an increase in data customers from 133,000 to 182,000, partially offset by a decrease in average monthly data revenue per data subscriber from $41.18 to $40.49. We expect this customer trend in our data business to continue given anticipated demand for our broadband data service and introduction of new data products.

     Advertising revenues increased 3.4%, with stronger local and regional advertising sales more than offsetting weaker national advertising sales.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; broadband data access costs, including costs of bandwidth connectivity, customer provisioning and technical support and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 2.7% over the prior year. Of this increase, 58.9% was due to servicing the growth in our data customers, 34.4% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities and the remainder was due to other operating costs related to servicing our customers, partly offset by a decline in total programming costs. Although we experienced higher unit costs for basic programming, these were more than offset by a decrease in video subscribers, as well as an increase in launch support received from programmers. As a percentage of revenues, service costs were 37.8% and 38.9% for the three months ended June 30, 2004 and June 30, 2003, respectively.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 9.2%. Of this increase, 51.2% was due to higher marketing costs for new programs instituted during the quarter, 19.4% was due to an increase in employee costs, 10.7% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 10.6% was due to increased property taxes and franchise fees. As a percentage of revenues, selling, general and administrative expenses were 21.3% for the three months ended June 30, 2004, as compared with 20.6% for the three months ended June 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 26.7% to $2.7 million for the three months ended June 30, 2004, as compared to $2.1 million the three months ended June 30, 2003. This increase reflects greater overhead costs charged by MCC during the three month period ended June 30 ,2004. As a percentage of revenues, management fee expense was 1.9% for the three months ended June 30, 2004, as compared with 1.6% for the three months ended June 30, 2003.

     Depreciation and amortization decreased 21.1% to $27.5 million for the three months ended June 30, 2004, as compared to $34.8 million for the three months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $11.4 million for the three months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 2 to our unaudited consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, increased 0.9% to $21.4 million for the three months ended June 30, 2004, as compared to $21.2 million for the three months ended June 30, 2003. This was primarily due to higher average indebtedness for the three months ended June 30, 2004, partially offset by lower market interest rates on our variable rate debt.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The aggregate change in value is reported as either a noncash gain or loss on derivative instruments, net. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning, we recorded a net gain on derivatives amounting to $13.0 million for the three months ended June 30, 2004, as compared to a net loss on derivatives of $5.8 million for the three months ended June 30, 2003.

     Other Expense

     Other expense was $1.1 million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Income (Loss)

     Due to the factors described above, we generated a net income of $20.3 million for the three months ended June 30, 2004, as compared to a net loss of $9.0 million for the three months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 6.0% to $57.2 million due to a 5.7% increase in revenues, partially offset by a 2.7% increase in service costs and a 9.2% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 39.1% for the three months ended June 30, 2004, as compared to 39.0% in the year-ago period.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth the unaudited consolidated statement of operations for the six months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$291,124	$272,267	$18,857	6.9%
Costs and expenses:
Service costs	111,494	107,596	3,898	3.6
Selling, general and administrative expenses	62,192	56,677	5,515	9.7
Management fee expense	5,408	4,185	1,223	29.2
Depreciation and amortization	53,343	63,036	(9,693)	(15.4)

Operating income	58,687	40,773	17,914	43.9
Interest expense, net	(42,348)	(41,449)	(899)	2.2
Gain (loss) on derivatives, net	8,846	(7,403)	16,249	NM
Other expense	(2,241)	(2,324)	83	(3.6)

Net income (loss)	$22,944	$(10,403)	$33,347	NM

Operating income before depreciation and amortization	$112,030	$103,809	$8,221	7.9%

     Revenues

     The following table sets forth revenue information for the six months ended June 30, 2004 and 2003 (dollars in millions):

	Six Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$232.1	79.7%	$226.0	83.0%	$6.1	2.7%
Data	41.9	14.4	29.8	10.9	12.1	40.6
Advertising	17.1	5.9	16.5	6.1	0.6	3.6

	$291.1	100.0%	$272.3	100.0%	$18.8	6.9%

     Revenues rose 6.9%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 2.7% as a result of the aforementioned basic rate increases, partially offset by a 3.8% decline in basic subscribers from 821,000 to 790,000. Digital customers, at 223,000, were down compared to 238,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 40.6% due primarily to an increase in data customers from 133,000 to 182,000, as well as a gain in average monthly data revenue per data subscriber from $40.86 to $41.17. We expect this customer trend in our data business to continue given anticipated demand for our broadband data service.

     Advertising revenues increased 3.6%, with stronger local and regional advertising sales more than offsetting weaker national advertising sales.

     Costs and Expenses

     Service costs increased 3.6% over the prior year. Of this increase, 59.7% was due to servicing the growth in our data customers, 37.0% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities and the remainder was due to other operating costs related to servicing our customers, partly offset by a decline in total programming costs. Although we experienced higher unit costs for basic programming, these were more than offset by a decrease in video subscribers, as well as an increase in launch support received from programmers. As a percentage of revenues, service costs were 38.3% and 39.5% for the six months ended June 30, 2004 and June 30, 2003, respectively.

     Selling, general and administrative expenses increased 9.7%. Of this increase, 31.3% was due to higher marketing costs for new programs instituted during the quarter, 20.6% was due to an increase in employee costs, 13.1% was due to increased property taxes and franchise fees, 13.0% was due to higher advertising expense related to both in-house advertising and proprietary programming cost increases, and 9.4% was due to an increase in telephone costs. As a percentage of revenues, selling, general and administrative expenses were 21.4% for the six months ended June 30, 2004, as compared with 20.8% for the six months ended June 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 29.2% to $5.4 million for the six months ended June 30, 2004, as compared to $4.2 million the six months ended June 30, 2003. This increase reflects greater overhead costs charged by MCC during the six month period ended June 30 ,2004. As a percentage of revenues, management fee expense was 1.9% for the six months ended June 30, 2004, as compared with 1.5% for the six months ended June 30, 2003.

     Depreciation and amortization decreased 15.4% to $53.3 million for the six months ended June 30, 2004, as compared to $63.0 million for the six months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $22.7 million for the six months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 2 to our unaudited consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, increased 2.2% to $42.3 million for the six months ended June 30, 2004, as compared to $41.4 million for the six months ended June 30, 2003. This was primarily due to higher average indebtedness for the six months ended June 30, 2004, partially offset by lower market interest rates on our variable rate debt.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The aggregate change in value is reported as either a noncash gain or loss on derivative instruments, net. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning, we recorded a net gain on derivatives amounting to $8.8 million for the six months ended June 30, 2004, as compared to a loss on derivatives amounting to $7.4 million for the six months ended June 30, 2003.

     Other Expense

     Other expense was $2.2 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Income (Loss)

     Due to the factors described above, we generated a net income of $22.9 million for the six months ended June 30, 2004, as compared to a net loss of $10.4 million for the six months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 7.9% to $112.0 million due to a 6.9% increase in revenues, partially offset by a 3.6% increase in service costs and a 9.7% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 38.5% for the six months ended June 30, 2004, as compared to 38.1% in the year-ago period.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements and operations through a combination of internally generated fund, and amounts available under our bank credit facilities.

      Net cash flows provided by operating activities amounted to $48.5 million for the six months ended June 30, 2004, due principally to our operating income, depreciation and amortization, interest expense and changes in current assets and liabilities. Net cash flows used in investing activities for the six months ended June 30, 2004 were $35.6 million, due entirely to capital expenditures. Net cash flows used in financing activities for the six months ended June 30, 2004, were $9.6 million and principally reflected the payment of a $9.0 million cash dividend to Mediacom LLC.

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in our Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the six months ended June 30, 2004 we paid in aggregate $9.0 million in cash dividends on the preferred equity.

     Our operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $950.0 million was outstanding as of June 30, 2004. We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of June 30, 2004, about 67% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of June 30, 2004, our total debt was $1.35 billion, we had unused credit commitments of about $441.9 million under our bank credit facility and our annualized cost of debt capital was approximately 6.6%. On such date, approximately $360.9 million could be borrowed and used for general corporate purposes based on the most restrictive terms and conditions of our debt arrangements. As of June 30, 2004, we were in compliance with all covenants under our debt arrangements.

     As of June 30, 2004, approximately $8.1 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges in the past, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to meet our long-term business plan, service our debt obligations and complete our future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

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

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:

     Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new broadband data subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of June 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rates to determine the interest expenses related to our interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. At June 30, 2004, based on the mark-to-market valuation, we would have paid approximately $3.4 million if we terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of our debt as of June 30, 2004 (dollars in thousands). See Note 6 to our unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
July 1, 2004 to June 30, 2005	$—	$26,000	$1,295	$27,295
July 1, 2005 to June 30, 2006	—	38,750	1,336	40,086
July 1, 2006 to June 30, 2007	—	53,750	1,299	55,049
July 1, 2007 to June 30, 2008	—	65,000	182	65,182
July 1, 2008 to June 30, 2009	—	95,750	—	95,750
Thereafter	400,000	670,750	—	1,070,750

Total	$400,000	$950,000	$4,112	$1,354,112

Fair Value	$429,000	$950,000	$4,112	$1,383,112

Weighted Average Interest Rate	11.0%	3.2%	3.1%	5.5%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC

August 9, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and
Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 9, 2004	BY:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and
Chief Financial Officer