Form 10-Q
period 2004-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2004-11-09
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,498	$9,379
Investment	—	644
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,700 and $2,455, respectively	32,616	34,522
Prepaid expenses and other assets	2,727	9,853

Total current assets	38,841	54,398
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $280,118 and $204,305, respectively	727,927	743,120
Intangible assets, net of accumulated amortization of $55,417 and $53,377, respectively	1,472,211	1,473,854

Total investment in cable television systems	2,200,138	2,216,974
Other assets, net of accumulated amortization of $6,535 and $5,176, respectively	14,802	16,412

Total assets	$2,253,781	$2,287,784

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$105,779	$148,969
Deferred revenue	20,448	20,202
Current portion of long-term debt	31,805	9,771

Total current liabilities	158,032	178,942
Long-term debt, less current portion	1,328,729	1,344,897
Other non-current liabilities	16,939	24,929

Total liabilities	1,503,700	1,548,768
PREFERRED MEMBER’S INTEREST	150,000	150,000
MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(124,919)	(135,984)

Total member’s deficit	600,081	589,016

Total liabilities and member’s deficit	$2,253,781	$2,287,784

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$144,977	$137,207
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $26,957 and $24,974, respectively, shown separately below)	56,186	52,612
Selling, general and administrative expenses	32,075	30,259
Management fee expense	2,798	2,408
Depreciation and amortization	26,957	24,974

Operating income	26,961	26,954
Interest expense, net	(21,875)	(20,502)
(Loss) gain on derivatives, net	(2,146)	5,433
Other expense	(1,319)	(1,908)

Net income	$1,621	$9,977

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenues	$436,101	$409,474
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $80,300 and $88,010, respectively, shown separately below)	167,680	160,208
Selling, general and administrative expenses	94,267	86,936
Management fee expense	8,206	6,593
Depreciation and amortization	80,300	88,010

Operating income	85,648	67,727
Interest expense, net	(64,223)	(61,951)
Gain (loss) on derivatives, net	6,700	(1,970)
Other expense	(3,560)	(4,232)

Net income (loss)	$24,565	$(426)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$24,565	$(426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,300	88,010
(Gain) loss on derivatives, net	(6,700)	1,970
Amortization of deferred financing costs	1,610	1,756
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	1,906	448
Prepaid expenses and other assets	7,126	4,626
Accrued liabilities	(43,189)	(34,387)
Deferred revenue	246	1,539
Other non-current liabilities	(1,925)	(1,393)

Net cash flows provided by operating activities	63,939	62,143

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(61,558)	(97,067)
Proceeds from sales of investments	—	9,671
Other investing activities	(628)	1,409

Net cash flows used in investing activities	(62,186)	(85,987)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	116,000	106,554
Repayment of debt	(110,134)	(59,385)
Dividend payments on preferred members’ interests	(13,500)	(13,500)
Dividend payment to parent	—	(9,060)

Net cash flows (used in) provided by financing activities	(7,634)	24,609

Net (decrease) increase in cash and cash equivalents	(5,881)	765
CASH AND CASH EQUIVALENTS, beginning of period	9,379	10,307

CASH AND CASH EQUIVALENTS, end of period	$3,498	$11,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$75,794	$74,386

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$5,023

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

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally with Mediacom Broadband, $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has no operations, revenues or cash flows. Mediacom Broadband Corporation maintains a one-hundred dollar receivable from an affiliate and common stock on its balance sheet. Therefore, separate financial statements have not been presented for this entity.

(2) Statement of Accounting Presentation and Other Information

  Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Broadband has prepared these unaudited consolidated financial statements as of September 30, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

  Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such plant and equipment changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $22.7 million and $11.1 million for the nine months ended September 30, 2004 and 2003, respectively.

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

  Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

(3) Property, Plant and Equipment

     As of September 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2004	2003
Land and land improvements	$4,571	$4,518
Buildings and leasehold improvements	23,769	22,941
Cable systems, equipment and subscriber devices	937,530	878,600
Vehicles	32,140	33,491
Furniture, fixtures and office equipment	10,035	7,875

	1,008,045	947,425
Accumulated depreciation	(280,118)	(204,305)

Property, plant and equipment, net	$727,927	$743,120

     Depreciation expense for the three and nine months ended September 30, 2004 was approximately $26.5 million and $78.4 million, respectively and $23.9 million and $85.9 million for the respective periods in 2003.

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

     In accordance with FASB No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets include goodwill and cable franchise costs. The provisions of SFAS No. 142 prohibits the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
September 30, 2004	Value	Amortization	Value
Franchise costs	$1,289,923	$38,752	$1,251,171
Goodwill	204,582	—	204,582
Subscriber Lists	33,123	16,665	16,458

	$1,527,628	$55,417	$1,472,211

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,289,526	$38,752	$1,250,774
Goodwill	204,582	—	204,582
Subscriber Lists	33,123	14,625	18,498

	$1,527,231	$53,377	$1,473,854

     Amortization expense for the three and nine months ended September 30, 2004 was approximately $0.5 million and $2.0 million, respectively and $1.1 million and $2.1 million for the respective periods in 2003. The Company’s estimated future aggregate amortization expense for 2004 through 2008 and beyond are $0.5 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $7.6 million, respectively.

(5) Accrued Liabilities

     Accrued liabilities consist of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30,	December 31,
	2004	2003
Accrued interest	$13,039	$24,012
Accrued payroll and benefits	10,454	10,588
Accrued programming costs	41,278	63,152
Accrued property, plant and equipment	5,799	12,899
Accrued taxes and fees	10,523	16,303
Accrued telecommunications	8,893	8,214
Other accrued expenses	15,793	13,801

	$105,779	$148,969

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Debt

     As of September 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	September 30,	December 31,
	2004	2003
Bank credit facilities	$956,750	$950,000
11% senior notes	400,000	400,000
Capital lease obligations	3,784	4,668

	$1,360,534	$1,354,668
Less: Current portion	31,805	9,771

Total long-term debt	$1,328,729	$1,344,897

     The average interest rates on outstanding debt under the bank credit facility were 3.7% and 3.4% for the three and nine months ended September 30, 2004, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2004, the Company had unused credit commitments of approximately $430.9 million under its bank credit facility, of which about $283.1 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through September 30, 2004.

     The Company uses interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on a portion of its floating rate debt. As of September 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rate, or LIBOR, to determine the interest expense related to these agreements. At the end of each quarterly reporting period the carrying values of these swap agreements are marked-to-market. The fair values of these agreements are driven by market interest rates, their remaining time to maturity and the creditworthiness of the counterparties. The aggregate fair value of the agreements is the estimated amount that the Company would receive or pay to terminate them. At September 30, 2004, based on the mark-to-market valuation, the Company would have paid approximately $5.5 million, including accrued interest, if these agreements were terminated.

     Changes in the aggregate mark-to-market values of these swap agreements result in short-term gains or losses and may increase the volatility of the Company’s earnings. The Company had a net loss of $2.1 million and a net gain of $6.7 million for the three and nine months, respectively, ended September 30, 2004, as compared to a net gain of $5.4 million and a net loss of $2.0 million for the three and nine months, respectively, ended September 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance.

(7) Preferred Members’ Interests

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the nine months ended September 30, 2004 and 2003, the Company paid $13.5 million in cash dividends on the preferred equity.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Contingency

     On April 5, 2004, a lawsuit was filed against MCC Georgia LLC, one of the Company’s subsidiaries, its parent, MCC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists. There have been no further proceedings since that date. MCC Georgia LLC and the Company’s parent company have advised the Company that they intend to vigorously defend against these claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material to its consolidated financial position, results of operations, cash flows or business.

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

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation. As of September 30, 2004, our cable systems passed approximately 1.45 million homes and served approximately 780,000 basic subscribers in four states. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager.

     In mid-2003, we completed our network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television, digital video recorders and broadband data access. We currently provide digital video services to approximately 228,000 subscribers, representing a penetration of approximately 29.2% of our basic subscribers. We also currently provide broadband data services to approximately 197,000 subscribers, representing a penetration of approximately 13.6% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first nine months of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 17% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been gradually increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers.

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

     The following table sets forth the reconciliation of OIBDA to operating income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OIBDA	$53,918	$51,928	$165,948	$155,737
Depreciation and amortization	(26,957)	(24,974)	(80,300)	(88,010)

Operating income	$26,961	$26,954	$85,648	$67,727

Actual Results of Operations

  Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth the unaudited consolidated statement of operations for the three months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$144,977	$137,207	$7,770	5.7%
Costs and expenses:
Service costs	56,186	52,612	3,574	6.8%
Selling, general and administrative expenses	32,075	30,259	1,816	6.0%
Management fee expense	2,798	2,408	390	16.2%
Depreciation and amortization	26,957	24,974	1,983	7.9%

Operating income	26,961	26,954	7	—
Interest expense, net	(21,875)	(20,502)	(1,373)	6.7%
(Loss) gain on derivatives, net	(2,146)	5,433	(7,579)	NM
Other expense	(1,319)	(1,908)	589	(30.9%)

Net income	$1,621	$9,977	$(8,356)	NM

OIBDA	$53,918	$51,928	$1,990	3.8%

  Revenues

     The following table sets forth revenue information for the three months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$113.1	78.0%	$111.7	81.4%	$1.4	1.3%
Data	21.9	15.1%	16.9	12.3%	5.0	29.6%
Advertising	10.0	6.9%	8.6	6.3%	1.4	16.3%

	$145.0	100.0%	$137.2	100.0%	$7.8	5.7%

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

     Revenues rose 5.7%, largely attributable to an increase in broadband data customers and basic rate increases applied to our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 1.3% as a result of the aforementioned basic rate increases, partially offset by a decline in basic subscribers from 821,000 to 780,000. Digital customers, at 228,000, were down compared to 239,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches and, to a lesser extent, from our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 29.6% due primarily to an increase in data customers from 148,000 to 197,000. Average monthly data revenue per data customer decreased 4.2% from $40.15 to $38.45 due to growth of lower-priced, slower speed data customers, as well as the discounting associated with our bundling of digital and data services.

     Advertising revenues increased 16.3%, as a result of stronger local advertising market and an increase in political advertising sales.

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

     Service costs increased 6.8% over the prior year. Of this increase, 36.0% was due to increased programming costs related to rate increases on basic and, to a lesser extent, premium services, offset in part by a reduction in video subscribers, 26.4% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, 16.5% was due to increased use of outside contractors to service our customers, and 13.2% was due to servicing the growth in our data customers. As a percentage of revenues, service costs were 38.8% and 38.3% for the three months ended September 30, 2004 and September 30, 2003, respectively.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 6.0%. Of this increase, 57.9% was due to higher marketing costs for new programs instituted during the quarter, 37.9% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 31.7% was due to higher advertising commissions as well as higher production costs, partially offset by a decrease in bad debt. As a percentage of revenues, selling, general and administrative expenses were 22.1% for the three months ended September 30, 2004 and 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 16.2% to $2.8 million for the three months ended September 30, 2004, as compared to $2.4 million the three months ended September 30, 2003. This increase reflects greater overhead costs charged by MCC during the three month period ended September 30, 2004. As a percentage of revenues, management fee expense was 1.9% for the three months ended September 30, 2004, as compared with 1.8% for the three months ended September 30, 2003.

     Depreciation and amortization increased 7.9% to $27.0 million for the three months ended September 30, 2004, as compared to $25.0 million for the three months ended September 30, 2003. This increase is due to investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 2 to our unaudited consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, increased 6.7% to $21.9 million for the three months ended September 30, 2004, as compared to $20.5 million for the three months ended September 30, 2003. This increase was primarily due to lower interest expense capitalization for the three months ended September 30, 2004 associated with the substantial reduction of upgrade/rebuild capital expenditures, as well as higher market interest rates on variable rate debt.

  (Loss) Gain on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of lower market interest rates at the end of the quarter compared with the beginning, we recorded a loss on derivatives amounting to $2.1 million for the three months ended September 30, 2004, as compared to a net gain on derivatives of $5.4 million for the three months ended September 30, 2003.

  Other Expense

     Other expense was $1.3 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net Income (Loss)

     As a result of the factors described above, we generated net income for the three months ended September 30, 2004 of $1.6 million, as compared to net income of $10.0 million for the three months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA increased 3.8% to $53.9 million due to a 5.7% increase in revenues, partially offset by a 6.8% increase in service costs and a 6.0% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 37.2% for the three months ended September 30, 2004, as compared to 37.8% in the year-ago period.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets forth the unaudited consolidated statement of operations for the nine months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$436,101	$409,474	$26,627	6.5%
Costs and expenses:
Service costs	167,680	160,208	7,472	4.7%
Selling, general and administrative expenses	94,267	86,936	7,331	8.4%
Management fee expense	8,206	6,593	1,613	24.5%
Depreciation and amortization	80,300	88,010	(7,710)	(8.8%)

Operating income	85,648	67,727	17,921	26.5%
Interest expense, net	(64,223)	(61,951)	(2,272)	3.7%
Gain (loss) on derivatives, net	6,700	(1,970)	8,670	NM
Other expense	(3,560)	(4,232)	672	(15.9%)

Net income (loss)	$24,565	$(426)	$24,991	NM

OIBDA	$165,948	$155,737	$10,211	6.6%

  Revenues

     The following table sets forth revenue information for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$345.2	79.2%	$337.7	82.5%	$7.5	2.2%
Data	63.8	14.6%	46.7	11.4%	17.1	36.6%
Advertising	27.1	6.2%	25.1	6.1%	2.0	8.0%

	$436.1	100.0%	$409.5	100.0%	$26.6	6.5%

     Revenues rose 6.5%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 2.2% as a result of the aforementioned basic rate increases, partially offset by a decline in basic subscribers from 821,000 to 780,000. Digital customers, at 228,000, were down compared to 239,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 36.6% due primarily to an increase in data customers from 148,000 to 197,000. Average monthly data revenue per data customer decreased 0.6% from $40.23 to $39.97 due to growth of lower-priced, slower speed data customers, as well as the discounting associated with our bundling of digital and data services.

     Advertising revenues increased 8.0%, with stronger local advertising sales.

  Costs and Expenses

     Service costs increased 4.7% over the prior year. Of this increase, 37.5% was due to servicing the growth in our data customers, 31.9% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, 6.7% was due to increased use of contractors to service our customers, and the remainder was due to other operating costs related to servicing our customers. As a percentage of revenues, service costs were 38.4% and 39.1% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     Selling, general and administrative expenses increased 8.4%. Of this increase, 37.9% was due to higher marketing costs for new programs instituted during the quarter, 18.7% was due to an increase in employee costs, 17.6% was due to higher advertising expense related to both in-house advertising and proprietary programming cost increases, and 16.8% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities. As a percentage of revenues, selling, general and administrative expenses were 21.6% for the nine months ended September 30, 2004, as compared with 21.2% for the nine months ended September 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 24.5% to $8.2 million for the nine months ended September 30, 2004, as compared to $6.6 million the nine months ended September 30, 2003. This increase reflects greater overhead costs charged by MCC during the nine month period ended September 30, 2004. As a percentage of revenues, management fee expense was 1.9% for the nine months ended September 30, 2004, as compared with 1.6% for the nine months ended September 30, 2003.

     Depreciation and amortization decreased 8.8% to $80.3 million for the nine months ended September 30, 2004, as compared to $88.0 million for the nine months ended September 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $22.7 million and $11.1 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease in the 2004 period was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 2 to our unaudited consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, increased 3.7% to $64.2 million for the nine months ended September 30, 2004, as compared to $62.0 million for the nine months ended September 30, 2003. This increase was primarily due to lower interest expense capitalization for the nine months ended September 30, 2004, associated with the substantial reduction of upgrade/rebuild capital expenditures, as well as higher market interest rates on variable rate debt.

  Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the period compared with the beginning, we recorded a net gain on derivatives amounting to $6.7 million for the nine months ended September 30, 2004, as compared to a loss on derivatives amounting to $2.0 million for the nine months ended September 30, 2003.

  Other Expense

     Other expense was $3.6 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net Income (Loss)

     As a result of the factors described above, we generated net income for the nine months ended September 30, 2004 of $24.6 million, as compared to a net loss of $0.4 million for the nine months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA increased 6.6% to $165.9 million due to a 6.5% increase in revenues, partially offset by a 4.7% increase in service costs and an 8.4% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 38.1% for the nine months ended September 30, 2004, as compared to 38.0% in the year-ago period.

Liquidity and Capital Resources

  Uses of Cash

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We plan to continue to pursue a business strategy that includes selective acquisitions. We also pay quarterly cash dividends to Mediacom LLC, a wholly owned subsidiary of MCC that has a $150.0 million preferred equity investment in our Company with a 12% annual dividend payable quarterly in cash. For the nine months ended September 30, 2004, we made capital expenditures of $61.6 million and paid in aggregate $13.5 million of cash dividends to Mediacom LLC.

  Sources of Cash

     We expect to fund our capital requirements and operations through a combination of internally generated funds and amounts available under our bank credit facilities. For the nine months ended September 30, 2004, net cash flows provided by operating activities amounted to $63.9 million and net borrowings were $5.9 million.

  Other

     Our operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $956.8 million was outstanding as of September 30, 2004. We have entered into interest rate exchange agreements with counterparties, which expire from September 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of September 30, 2004, about 66% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of September 30, 2004, our total debt was $1.36 billion and we were in compliance with all covenants under our debt arrangements. On the same date our annualized cost of debt capital was approximately 6.5% and we had unused credit commitments of about $430.9 million, of which $283.1 million could be borrowed and used for general corporate purposes based on the most restrictive terms and conditions of our debt arrangements.

     As of September 30, 2004, approximately $8.1 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

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

  Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the fourth quarter of 2003, based on financial information as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

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

     In the normal course of business, we use interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on our floating rate debt. As of September 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rates to determine the interest expense related to these agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. At September 30, 2004, based on the mark-to-market valuation, we would have paid approximately $5.5 million, including accrued interest, if we terminated these agreements.

     The table below provides the expected maturity and estimated fair value of our debt as of September 30, 2004 (dollars in thousands). See Note 6 to our unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
October 1, 2004 to September 30, 2005	$—	$30,500	$1,305	$31,805
October 1, 2005 to September 30, 2006	—	40,625	1,347	41,972
October 1, 2006 to September 30, 2007	—	59,375	1,031	60,406
October 1, 2007 to September 30, 2008	—	65,000	101	65,101
October 1, 2008 to September 30, 2009	—	153,625	—	153,625
Thereafter	400,000	607,625	—	1,007,625

Total	$400,000	$956,750	$3,784	$1,360,534

Fair Value	$426,000	$956,750	$3,784	$1,386,534

Weighted Average Interest Rate	11.0%	3.8%	3.1%	5.9%

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
November 9, 2004	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 9, 2004	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer