Form 10-K
period 2004-12-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2005-03-31
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File Numbers:	333-72440 333-72440-01

Mediacom Broadband LLC
Mediacom Broadband Corporation*

(Exact names of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	06-1615412 06-1630167 (I.R.S. Employer Identification Numbers)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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
2004 FORM 10-K ANNUAL REPORT

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

     References in this Annual Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise. References in this Annual Report to “MCC” are to Mediacom Communications Corporation.

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

PART I

ITEM 1. BUSINESS

Our Manager

     We are a wholly-owned subsidiary of Mediacom Communications Corporation, who is also our manager. Mediacom Communications is the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. As of December 31, 2004, our manager’s cable systems, which are owned and operated through our operating subsidiaries and those of Mediacom LLC, passed an estimated 2.79 million homes and served approximately 1.46 million basic subscribers and 2.22 million revenue generating units (“RGUs”). Mediacom LLC is also a wholly-owned subsidiary of our manager. A basic subscriber is a customer who subscribes to a package of cable television services. RGUs represent the sum of basic subscribers, digital customers and high-speed data (“HSD”) customers. Our manager is a publicly-owned company whose Class A common stock is listed on the Nasdaq National Market under the symbol “MCCC”.

     Our manager’s principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our manager’s telephone number at that address is (845) 695-2600. Our manager’s website is located at www.mediacomcc.com. We have made available free of charge through our manager’s website (follow the Corporate Info link to the Investor Relations tab to “Annual Reports/SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our manager’s website is not part of this Annual Report.

Mediacom Broadband LLC

     As of December 31, 2004, our cable systems passed an estimated 1.46 million homes and served approximately 783,000 basic subscribers and 1.22 million RGUs. Through our interactive broadband network we provide our customers with a wide array of products and services, including analog and digital video services, advanced video services such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVR”), and HSD, also known as high-speed Internet access or cable modem service. We currently offer our customers a variety of options to bundle our array of video services with HSD. In the second quarter of 2005, we plan to begin the rollout of cable telephony, which will enable us to offer our customers a triple-play bundle of video, HSD and voice services.

Business Strategy

     Our strategy is to be the leading single-source provider of advanced video, data and voice products and services in our markets, which will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams. We believe that our interactive broadband network is the superior platform today for the delivery of these products and services within our service areas. We have a local presence, with facilities and employees in the communities where our customers live. We believe that offering products and services in bundles, together with reliable customer service and our local community presence, will enable us to execute our strategy and compete effectively.

   Network Technology

     We operate high-capacity, fiber-optic cable systems, substantially all of which are activated with two-way communications capability. We have also interconnected more than 90% of our estimated homes passed with a regional fiber network. In 2005, we plan to add synchronous optical network (“SONET”) technology to our regional fiber network in order to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. We believe that our broadband network’s extended reach and robust capabilities facilitate launches of new products such as cable telephony.

   Product Development and New Applications

     Our network technology allows us to offer an array of advanced video, data and voice products and services. As of December 31, 2004, our digital cable service was available to substantially all of our basic subscribers, and we served approximately 236,000 digital customers. Our VOD and HDTV services were available to approximately 85% and 100% of our digital customers, respectively, and DVRs were available to our entire digital customer base. As of the same date, HSD was marketed to substantially all of the estimated homes passed by our cable systems, and we served approximately 205,000 data customers. We will continue to capitalize on the capabilities of our network technology to develop new products and services that will further differentiate us from our competitors.

   Bundling of Broadband Products and Services

     We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can also realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer video and HSD bundles, and when we introduce cable telephony in the second quarter of 2005, we will offer triple-play bundles of video, HSD and voice. We also believe that, as we become more effective in bundling products and services, it will help us to attract new customers and reduce customer churn.

   Customer Service

     Attaining higher levels of customer satisfaction is critical to our success in the increasingly competitive environment we face today. We continue to invest in our customer care personnel and call center technology to improve our capabilities in customer service and have attained internal customer service measures that generally meet or exceed those standards established by the National Cable and Telecommunications Association on a 24 hour per day, seven day per week basis. In 2004, we completed our investment in virtual contact center technology across our call centers and, as a result, raised our level of customer service and improved the productivity of our call center personnel.

   Community Presence

     Historically, one of our key objectives was to bridge the “digital divide,” or technology gap, that had developed between the smaller cities and towns and the large urban markets in the United States. Today, due to the significant investments we have made in our cable systems, substantially all of the communities we serve now have access to the latest in broadband products and services.

     We continue our efforts to build good relationships with the communities we serve by participating in a wide range of local educational and community service initiatives. Our major company-wide programs include the “Mediacom Cable in the Classroom” program which provides 1,370 schools with free video service and 190 schools with free high-speed Internet access. We also provide free cable service to over 1,000 government buildings, libraries, and not-for-profit hospitals in our franchise areas. We develop and offer exclusive local programming in our communities in an effort to foster community awareness. For example, in the communities we serve in Iowa, the Mediacom Connections channel currently airs 60 to 70 hours of programming per week, including high school and college sporting events and statewide public affairs programs.

Products and Services

Video

     We receive a majority of our revenues from video subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Our video services include the following:

     Basic Service. Our basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

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

     Digital Cable Service. Customers who subscribe to our digital cable offerings receive up to 230 digital channels in many of our cable systems. We currently offer several digital cable programming packages that include digital basic channels, multichannel premium services, pay-per-view movie and sports channels, digital music channels, and an interactive on-screen program guide. Our digital offerings of multichannel premium services include premium channels in HD format and unlimited access to subscription-based VOD (“SVOD”). We believe that these offerings highlight both the value of our digital cable services and our technologically advanced broadband network, and encourage basic subscribers to upgrade to digital cable service. Customers pay a monthly fee for digital cable service, which varies according to the level of service and the number of digital converters selected by the subscriber. A digital converter or cable card is required to receive our digital cable service.

     Video-On-Demand. Our VOD service provides on-demand access to approximately 1,200 hours of movies, special events and general interest titles stored at our headend facilities. With this service, our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Our VOD service is either free of charge, offered as part of an SVOD premium package, such as Starz!, Showtime or HBO, or ordered on a pay-per-view basis. We currently offer VOD service to approximately 85% of our digital customers. During 2005, we plan to make VOD service available in additional cable systems representing another 12% of our digital customers and increase the amount of available content, including additional children’s and music programming.

     High-Definition Television. HDTV features improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service includes high definition signals for local broadcast stations that make these signals available to us, and, as part of premium channel subscriptions, Starz! HD, Showtime HD and HBO HD. We also provide, as part of our HD Pak tier for an additional monthly fee, certain premium HDTV programming, such as ESPNHD, HDNet, HDNet Movies, Universal HD and Discovery HD. As of December 31, 2004, 35 local broadcast channels in our service areas were transmitting in HDTV, and we had secured agreements to carry 13 of them. We currently offer HDTV service in markets serving substantially all of our digital customers. During 2005, we plan to increase the amount of available HDTV content, including more local broadcast channels and other HDTV content. Our HDTV service requires the use of an advanced digital converter for which we charge a monthly fee.

     Digital Video Recorders. We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming on the hard drive component of the digital converter and view the recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The DVRs we provide our customers are HDTV-capable. We began deploying DVRs in certain of our cable systems in March 2004 and expanded this offering to all of our cable systems by the end of 2004.

   High-Speed Data

     We offer several packages of HSD services with differing speeds and prices. Our HSD services are always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization. Our HSD services include our interactive portal, which provides multiple e-mail addresses and personal webspace for customers, as well as local content, such as community Chamber of Commerce news, which we solicit and support.

   Commercial Data

     Through our network technology, we provide a range of advanced data and communications services for the commercial market. We leverage our existing cable systems and cable modem services to offer small and medium-sized businesses a range of high-speed data access products. For larger enterprise customers, we capitalize on the broad reach and capabilities of our regional fiber network, with nearly 3,000 route miles of high-capacity fiber optic cable, to build customized solutions, which may include transparent LAN services, virtual private networks, and high-volume, high-speed data access.

   Telephony

     In the second quarter of 2005, we plan to begin the rollout of our cable telephony service in certain of our cable systems. Our service will use technology that makes it possible to have a telephone conversation over a dedicated Internet Protocol (“IP”) network instead of dedicated voice transmission lines. This allows the elimination of circuit switching and the associated waste of bandwidth. Instead, packet switching is used, where IP packets with voice data are sent over the network only when data needs to be sent, i.e. when a caller is talking. Its advantages over traditional telephony include: lower costs per call, especially for long-distance calls; lower infrastructure costs because once the IP infrastructure is installed, little or no additional telephony infrastructure is needed; and new advanced features.

     Our telephony service will compete primarily with the phone service offered by the incumbent local phone company. Its features will include: unlimited local and long-distance calling throughout the U.S. and North America; ability to keep the existing phone number where local number portability is supported; the ability to access enhanced Emergency 911 dialing; and the ability to use existing phones and in-home wiring.

     In 2004, we entered into an agreement with Sprint Corporation whereby Sprint assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced emergency 911 service, local number portability and operator and directory services. We expect to offer cable telephony service to approximately 1.1 million homes in our markets within twelve months of our initial market launch.

   Advertising

     We generate revenues from the sale of advertising time on up to 36 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally based sales workforce. In 2004, we completed the process of extending our advertising infrastructure to our cable systems that previously had third-party advertising agreements. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us.

Description of Our Cable Systems

   Overview

     The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2004	2003	2002	2001
Operating Data:

Core Video
Estimated homes passed (1)	1,456,000	1,472,500	1,463,000	1,430,000
Basic subscribers (2)	783,000	819,300	840,000	824,000
Basic penetration (3)	53.8%	55.6%	57.4%	57.6%

Digital Cable
Digital customers (4)	236,000	231,600	238,000	233,000
Digital penetration (5)	30.1%	28.3%	28.3%	28.3%

Data
Data customers (6)	205,000	157,800	110,000	77,000
Data penetration (7)	14.1%	10.7%	7.5%	5.4%

Revenue Generating Units (8)	1,224,000	1,208,700	1,188,000	1,134,000

Customer Relationships (9)	802,000	834,100	851,000	833,000

Cable Network Data:
Miles of plant	19,500	19,750	19,500	19,100
Density (10)	75	75	75	75

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the most prevalent combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers that receive digital cable services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential data customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

(7)	Represents the number of total data customers as a percentage of estimated homes passed.

(8)	Represents the sum of basic subscribers, digital customers and data customers.

(9)	Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase.

(10)	Represents estimated homes passed divided by miles of plant.

Technology Overview

     We believe in investing in our broadband network, our facilities and other equipment to improve our competitive position. During our planned network upgrade, which was completed in 2003, we made substantial investments in our cable network. The primary features of our network are:

•	hybrid fiber-optic coaxial, or HFC, architecture;

•	100% of the network miles with bandwidth capacity of 550MHz to 870MHz;

•	100% of estimated homes passed with two-way communications capability; and

•	the ability to provide advanced broadband services across virtually our entire footprint.

     A central feature of our cable network is the deployment of high capacity, HFC architecture. The HFC architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires more extensive signal amplification in order to obtain the desired levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system’s main, high-capacity fiber optic cable. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe that our design provides high capacity and superior signal quality, as well as providing reserve capacity for the addition of future services.

     The following table describes the technological state of our cable network as of December 31, 2004:

Percentage of Cable Network
Standard	Greater than	Two-Way
550 MHz	550 MHz	Capable
0.2%	99.8%	100%

     A headend facility is the location where signals are received and processed for distribution over a cable system. As of December 31, 2004, our cable systems were operated from 19 headend facilities. Fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services.

     As part of our headend consolidation program, which was substantially completed in 2003, we deployed nearly 3,000 route miles of fiber optic cable, creating a large regional fiber network with the potential to provide advanced telecommunications services to over 90% of our estimated homes passed. In 2005, we plan to add SONET technology to our regional fiber network in order to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. This regional network has excess fiber optic capacity to accommodate new and expanded products and services, such as our commercial data business. Its ability to reach more subscribers from a single headend also makes it more efficient, in terms of capital investment, to introduce new and advanced services.

Programming Supply

     We have various fixed-term contracts, to obtain directly and indirectly, programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per customer. We negotiate programming contract renewals both directly and through a programming cooperative of which we are a member. Most of our contracts are secured directly due to the need to tailor contracts to our specific business concerns. We attempt to secure longer-term programming contracts which may include marketing support and incentives from programming suppliers.

     We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports programming, well in excess of the inflation rate or the change in the consumer price index. Our programming costs will continue to rise in the future due to increased costs to purchase programming and as we provide additional programming to our customers.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.

Customer Service

     System reliability, a motivated and productive workforce and customer satisfaction are cornerstones of our business strategy. We expect that investments in our cable network and our regional contact centers significantly strengthen customer service, enhance the reliability of our cable network and allow us to introduce new services to our customers. We benefit from locally-based customer technical support staff who are available to visit customers’ premises if problems arise. We maintain three regional contact centers staffed with dedicated customer service representatives, or CSRs, and technical service representatives, or TSRs, who are available to respond to customer calls 24 hours a day, seven days a week. We believe our regional contact centers allow us to effectively manage resources and reduce response times to customer inquiries. TSRs handle our HSD customers, ensuring prompt and efficient resolution of technical inquiries or issues.

     In 2004, we completed the implementation of virtual contact center technology to provide our customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and to enable us to re-route customer calls among our three regional contact centers and other satellite offices to minimize hold times. Our virtual contact centers also give our CSRs and TSRs instant access to the calling customer’s file and our products and services in the customer’s market. We believe our virtual contact centers will help us ensure the most efficient utilization of our call center personnel and the most effective customer interactions. Reinforcing our commitment to customer service, we have attained customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association. Also in 2004, we completed the rollout of interactive voice response, or IVR, technology, and today over 25% of all inbound calls to our customer contact centers are handled through the IVR, further enhancing the efficiencies of our customer service operations.

     We continue to invest in personnel, equipment and technology to improve our customer care. In 2004, we implemented a web-based customer service platform called e-Care for bill presentment purposes, and we are currently expanding our e-Care capabilities to include customer self-fulfillment.

Community Relations

     We are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides 1,370 schools with free video service and 190 schools with free high-speed Internet service. We also provide free cable television service to over 1,000 government buildings, libraries and not-for-profit hospitals in our franchise areas.

     We also develop and offer exclusive local programming to our communities, a capability not available to direct broadcast satellite service providers, our primary competition in the video business. Several of our cable systems have production facilities for the creation of local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In Iowa, we are the exclusive broadcaster of city council meetings, the Little League Championships in Des Moines and the Iowa High School State Football Championships. We believe increasing our emphasis on local programming builds customer loyalty.

Franchises

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act, as amended.

     As of December 31, 2004, we held 377 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2004.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2005 through 2008	193	51.2%	480,000	61.3%
2009 and thereafter	184	48.8%	303,000	38.7%

Total	377	100.0%	783,000	100.0%

     We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Competition

     Our manager is the eighth largest cable television company based on subscribers and we compete with various communications and entertainment providers. Our competitive positioning is significantly influenced by several factors, such as changes in technology and regulation and the corporate size and affiliations of our competitors. We operate in a constantly changing technological environment, and new technologies may give rise to new products and services that compete against our own. Recent regulatory policies have created a more favorable operating environment for new and existing technologies that provide, or may provide, both opportunities and threats. Acquisitions or combinations that significantly change a company’s size, or permanent and temporary alliances also impact competitiveness as these may provide benefits, such as improved access to resources (including financing, content and equipment), efficiencies of scale and the ability to provide multiple services. We expect the number and types of our competitors to increase as the expansion of our products and services brings us into new businesses and as new providers of alternative products and services enter our markets. We are unable to predict the effects, if any, of such future developments on our business.

     In video services our principal competitors are direct broadcast satellite (“DBS”) services. In high-speed data we compete with digital subscriber line (“DSL”) services in markets where it has been made available by telephone companies. Telephone companies now bundle voice and data and have recently entered into marketing alliances that allow them to add DBS video to their bundles. Major telephone companies have also begun to carry out their announced plans to construct new fiber networks over the next several years, which will allow them to offer video services over their networks. These phone companies may become significant direct video competitors if they deploy new fiber networks on a large scale in our markets. With our planned launch of cable telephony in the second quarter of 2005, we will compete with providers of various types of telephone services, including providers of traditional circuit switched and wireless telephony.

     We seek to compete effectively by using our broadband network to continue to provide a rich variety of video programming and new products and services including VOD, HDTV, DVRs, HSD and, beginning this year, cable telephony. We believe our ability to deliver multiple services from a single platform and to bundle these services strengthens our competitive position. We also believe it is important for us to continue to provide high quality customer service and foster good community relationships through our locally-based personnel and facilities.

Video

   Direct Broadcast Satellite Providers

     DBS service providers are the cable industry’s most significant competitors, having grown their customer base rapidly over the past several years, far exceeding the basic subscriber growth rate of the cable industry. According to recent industry reports, DBS service providers currently deliver video programming services to over 24 million customers in the United States. The two largest DBS companies, DIRECTV, Inc., or DIRECTV and EchoStar Communications Corporation, or Echostar, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, which acquired a controlling interest in DIRECTV in 2003, owns the Fox Television Network and several cable programming services, as well as DBS operations in Europe, Asia and Latin America. Affiliation with News Corporation could provide DIRECTV with access to financial, programming and other resources that strengthen its competitive position. In early 2005, Echostar entered into a definitive agreement to acquire from Cablevision Systems Corporation the broadcast satellite and certain related assets of VOOM, a recently launched DBS service offering primarily HDTV services on a national basis. DBS service providers have also entered into alliances with certain telephone companies that allow the telephone companies to bundle DBS video with their voice and data services.

     DBS differs from cable television in certain areas that impact competitiveness. DBS service providers use high-powered satellites to offer their customers services with typically more than 300 channels of programming. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, with the only requirement being an unobstructed view of the southern sky. DBS service providers do not pay the franchise fees of up to 5% of revenues and property taxes that cable operators are required by many localities to pay. These fundamental differences allow DBS providers to offer uniform nationwide service, pricing and branding, giving them greater operating efficiencies overall and allowing them to compete effectively. Furthermore, the initial investment by a DBS customer for equipment has decreased substantially with offers by DBS service providers of discounted or free equipment, installation and multiple units.

     DBS service providers have also benefited meaningfully from a change in legislation in 1999 that allowed them to deliver local broadcast signals, eliminating a significant competitive advantage which we and other cable system operators had over them. As of December 31, 2004, DBS service providers delivered local broadcast stations in markets representing an estimated 92% of our basic subscribers, an increase of 17% from the prior year-end.

     The technological limitations of DBS give us and other cable operators certain advantages. DBS technology has limited two-way interactivity, which restricts its ability to compete in interactive video, HSD and voice services. In contrast, our broadband network allows full two-way interactivity and greater varieties of advanced services. In video, we are able to offer VOD, SVOD and DVR products and services while DBS is limited to DVRs. We also believe our cable-delivered VOD and SVOD services are superior to DBS DVR service, as our VOD/SVOD customer can access and independently control thousands of titles stored at a headend facility, while a DBS DVR customer is limited to the much smaller number of titles that can be stored in the disk drive of the DVR box sitting in the home. We are also able to deliver greater quantities of HDTV programming for the foreseeable future, as DBS service providers currently face technological and other limitations on their ability to deliver local HDTV broadcast signals in most of our markets.

     Our broadband network allows single platform delivery of video, HSD and, in the second quarter of 2005, cable telephony. DBS service providers and certain phone companies have partnered to provide these services in bundles. However, we believe our ability to deliver comparable bundles from one platform is an advantage, as it allows us to provide customers a single provider contact for ordering, provisioning, billing and customer care.

     We also believe our subscribers continue to prefer our meaningful presence in their communities and the proprietary local content we produce and broadcast in several of our systems. DBS service providers are not locally-based and do not have the ability to offer locally-produced programming.

   Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well-financed businesses from outside the cable industry, such as utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, are also competitors. We believe that various entities are currently offering cable service to an estimated 15.8% of the estimated homes passed in the service areas of our franchises.

   Multichannel Multipoint Distribution Systems

     Multichannel multipoint distribution systems (“MMDS”), or wireless cable systems, deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC’s recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel’s signal. Generally, wireless cable operators are now concentrated on data transmission services rather than video-service. We have very limited competition from MMDS operators.

   Private Cable Television Systems

     Private cable television systems, known as satellite master antenna television (“SMATV”) systems, compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple dwelling unit facilities. SMATV systems typically use a single satellite dish for an entire building or complex to provide improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. SMATV systems typically are not subject to regulation like local franchised cable operators.

     Under the Telecommunications Act of 1996, or 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

     SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting dedicated compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act with respect to easements located entirely on private property.

   Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. As local over-the-air broadcasters continue their federally-mandated transition to digital-only signal formats, the extent to which those local broadcasters offer digital feeds of their analog programming, additional programming on other digital channels and/or HDTV signals may increase competition for customers with digital or HDTV receivers where such signals are not carried on the cable system. The FCC has issued digital television (“DTV”) licenses that give traditional broadcasters the ability to deliver HDTV and advanced digital services such as data transmission and subscription video. Over-the-air DTV subscription service is now available in a few cities in the United States.

     Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

   Telephone Companies

     The 1996 Telecom Act eliminated many restrictions on the ability of local telephone companies to offer video programming. In addition to their joint-marketing alliances with DBS service providers, certain local telephone companies have recently announced that they are now constructing new fiber networks to replace their existing networks, which will allow them to offer video services in addition to improved voice and high speed data services. If these and other telephone companies decide to rebuild their networks in our markets and offer video services they will compete with us and other video providers, which includes DBS service providers.

     Local telephone companies may have a number of different ways to enter the video programming business, some of which do not require obtaining a local franchise. Local telephone companies and other potential competitors have the ability to certify their competing video service as an “open video” system. Open video system operators are not subject to certain requirements imposed by the 1984 Cable Act upon more traditional cable operators.

High Speed Data

     We offer HSD, or cable modem service, in many of our cable systems. Our cable modem service competes mainly with the high-speed Internet access services offered by local and long distance telephone companies. These competitors have substantial resources.

     DSL services offered by telephone companies provide Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our cable modem service. Telephone companies that have made the necessary plant investment have introduced DSL services in many of our markets, however, we believe their serviceable areas currently do not match our network reach in those markets. The FCC has an ongoing rulemaking proceeding that may materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. Federal legislation or judicial decisions may also reduce regulation of Internet services offered by incumbent telephone companies.

     As discussed above, certain major telephone companies are currently constructing new fiber networks. These companies have indicated that this will create a new platform that will allow them to offer significantly faster high-speed data services compared to the offerings available under current DSL technology.

     DBS service providers are currently offering two alternatives of satellite-delivered high-speed data. The first is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the customer and is offered at higher prices than our own equivalent service. Due to these differences we believe our high-speed data service is superior to the satellite-delivered service.

     Some Internet service providers, or ISPs offer dial-up Internet access service over standard telephone lines in our markets. Dial-up service operates at much lower speeds than cable modem service and is therefore not competitive with our high-speed data service. A number of these ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers. This kind of access is often called “open access”. Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC has classified cable modem service as an “information service,” not as a “telecommunications service.” As an information service, the FCC has held that cable systems are not required to open their networks for use by others to provide ISP services. The 9th Circuit Court of Appeals has issued a contrary decision that finds cable modem services to include both telecommunications service and information service components. If the 9th Circuit’s decision (which is on appeal) prevails, it could result in an open access requirement. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

     Certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, using wireless technologies that may transcend present service boundaries and avoid certain regulatory restrictions. Moreover, some electric utilities have announced plans to deliver broadband services over their electrical distribution networks. The FCC has an on-going rulemaking which, to date, appears limited to basic regulations to avoid technical interference with existing services. If electric utilities provide broadband services over their existing electrical distribution networks, they could become formidable competitors given their resources.

Cable Telephony

     We plan to roll out our cable telephony service in certain markets beginning in the second quarter of 2005 and expanding to additional markets in subsequent years. Our planned telephony service will provide both local and long distance calling. As such, it will directly compete with the incumbent local phone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and data service bundles will help us compete with other providers of bundled services, including telephone companies that bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competition

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. The FCC has authorized a new interactive television service that permits non-video transmission of information between an individual’s home and entertainment and information service providers. This service, which can be used by DBS systems, television stations and other video programming distributors, including cable systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service called Local Multipoint Distribution Service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable systems.

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

     The quality of real-time or streaming of video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, programming suppliers may market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high speed Internet access service.

Employees

     As of December 31, 2004, we employed 2,006 full-time employees and 35 part-time employees. Approximately 30 of our employees have organized but are not covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

     Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators and the level of competition that we face. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

Federal Regulation

     The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the “Cable Act”), establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission, or FCC and state and local governmental authorities.

     The Cable Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

•	subscriber rates;

•	the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

•	the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

•	our franchise agreements with local governmental authorities;

•	cable system ownership limitations and prohibitions; and

•	our use of utility poles and conduit.

     The FCC and some state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Cable Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. Further court actions and regulatory proceedings may occur that might affect the rights and obligations of various parties under the Cable Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations.

   Subscriber Rates

     The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that historically were rarely satisfied but are increasingly likely to be satisfied with the recent increase in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business or operations can be predicted at this time.

     Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the ability to regulate the rates charged by the operator for:

•	the lowest level of programming service offered by the cable operator, typically called basic service, which includes, at a minimum, the local broadcast channels and any public access or governmental channels that are required by the operator’s franchise;

•	the installation of cable service and related service calls; and

•	the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first affirmatively seek and obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator’s rates. Currently, the majority of the communities we serve have not sought such certification to regulate our rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using either a detailed cost-of-service methodology or an add-on to the benchmark rate based on the additional capital cost and certain operating expenses resulting from qualifying upgrades to the cable plant. The Cable Act and FCC rules also allow franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator’s rates are too high under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC’s regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

•	the number of regulated channels;

•	inflation; and

•	certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-imposed obligations.

The Cable Act and/or the FCC’s regulations also:

•	require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

•	prohibit regulation of non-predatory bulk discount rates offered by cable operators to subscribers in multiple dwelling units; and

•	permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     The FCC recently conducted an inquiry into the advisability of mandating the a la carte offering of programming, as opposed to the cable industry’s practice of packaging numerous channels into tiers. Although the FCC recommended against an a la carte mandate, it is possible that in the future rate regulation on the cable industry could be expanded to include new restrictions on the retail pricing or packaging of cable programming. Such restrictions could adversely impact our business.

   Content Requirements

   Must Carry and Retransmission Consent

     The FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years whether to require a cable system:

•	to carry the station, subject to certain exceptions; or

•	to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent.

     The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial, educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:

•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.

     Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (through 2006) and required that broadcasters negotiate retransmission consent agreements in “good faith.” In November 2004, Congress extended the ban on exclusive retransmission consent agreements to cover all multi-channel video programming distributors, including cable operators.

     The FCC has opened an inquiry into the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network nonduplication, syndicated exclusivity and sports blackouts. The FCC’s inquiry will form the basis for a report to Congress mandated by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which is due September 8, 2005. The FCC also recently opened a rulemaking to implement the requirement in SHVERA that extends the good faith retransmission consent bargaining requirements from broadcasters to multichannel video programming providers, including cable operators. Neither the outcome of these proceedings nor their impact upon subsequent legislation, FCC regulations or the cable industry or our business or operations can be predicted at this time.

     Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both broadcast stations based on must-carry obligations and others that have granted retransmission consent.

     The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services), both during and after the transition. In addition, in November 2004, Congress passed a non-binding resolution urging that legislation be considered in 2005 that would set a firm date for the broadcasters to return their analog spectrum. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming that may be more desirable to our customers.

   Tier Buy Through

     The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

   Program Access

     To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:

•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

   Other Programming

Federal law actively regulates other aspects of our programming, involving such areas as:

•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

   Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act:

•	permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

•	requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

•	the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

•	the terms and conditions for commercial use of such channels; and

•	the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

   Franchise Matters

     We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities.

For example, the Cable Act and/or FCC regulations and determinations:

Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services;

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems;

•	restricting our use of any type of subscriber equipment or transmission technology; and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises; and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     The Cable Act and the FCC allow cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003 an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.

     In connection with its decision in March 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. In 2003 an appellate court vacated the FCC’s decision classifying cable operators’ Internet services as an interstate information service and not a telecommunications service; however, the United States Supreme Court has agreed to hear the FCC’s appeal of the appellate court decision. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

   Ownership Limitations

     The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels which can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC’s rules implementing these statutory provisions and remanded the case to the FCC for further proceedings.

     The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation has been invalidated by a federal appellate court. The FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Cable Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

•	eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

•	preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

•	set basic standards for relationships between telecommunications providers; and

•	generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Pursuant to these changes in federal law, local telephone companies may now provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Open video systems are exempt from certain regulatory obligations that currently apply to cable operators. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

     The 1996 amendments to the Cable Act allow registered utility holding companies and subsidiaries to provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. In 2004, the FCC adopted rules: 1) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and 2) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to cable system operators.

     The Cable Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

   Cable Equipment

     The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. Beginning July 1, 2006 cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions.

     To promote compatibility of cable television systems and consumer electronics equipment the FCC recently adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality.

   Pole Attachment Regulation

     The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The United States Supreme Court will review an appellate court decision classifying Internet services provided over cable systems to include a “telecommunications service” component. If the Supreme Court affirms the appellate court’s decision, it may subject our pole attachments to higher rates.

Other Regulatory Requirements of the Cable Act and the FCC

     The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units.

     The Cable Act and/or FCC rules include provisions, among others, regulating other parts of our cable operations, involving such areas as:

•	equal employment opportunity;

•	consumer protection and customer service;

•	technical standards and testing of cable facilities;

•	consumer electronics equipment compatibility;

•	registration of cable systems;

•	maintenance of various records and public inspection files;

•	microwave frequency usage; and

•	antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC routinely conducts rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

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

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS service providers to become more competitive with cable operators. Congress recently adopted legislation extending this authority through 2009. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.

     Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities generally offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks’ programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives negotiated standard license agreements with the largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

Interactive Television

     The FCC has issued a Notice of Inquiry covering a wide range of issues relating to interactive television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Privacy

     The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, some states in which we operate have also enacted customer privacy statutes that are in some cases more restrictive than those in federal law.

Cable Modem Service

     There are currently few laws or regulations that specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.

     The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights or if customers use the service to publish or disseminate infringing materials. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

     A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access”. Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access, although several federal courts have ruled that localities are not authorized to require open access. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access and other requirements related to the merged company’s Internet and Instant Messaging platforms.

     In March of 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service, a classification that is currently under review by the United States Supreme Court. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

•	the FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

•	the FCC found that cable modem service is an information service, not a cable service, which has resulted in several court rulings that local franchise authorities may not collect franchise fees on cable modem service revenues under existing laws and regulations.

•	the FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

•	the FCC is considering whether cable operators providing cable modem service should be required to contribute to a “universal service fund” designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

•	the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC’s classification of cable Internet access service as an information service and not a cable service or a telecommunications service have been filed in federal court. Based on a finding that it was bound by an earlier decision, an appellate court overturned the FCC’s classification and found cable Internet service to include both information service and telecommunications service components. The United States Supreme Court has agreed to hear an appeal of the appellate court’s decision. If the lower court’s decision prevails, it could result in an open access requirement and other obligations imposed on telecommunications carriers. Any such requirements could adversely affect our results of operations.

Voice-Over-Internet Protocol Telephony

     The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators are exploring, planning or have commenced offering Voice-over-Internet-Protocol (“VoIP”) telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise;

•	territory of the franchise;

•	indemnification of the franchising authority;

•	use and occupancy of public streets; and

•	types of cable services provided.

     In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Cable Act require the municipality to take into account the cost of meeting such requirements. The Cable Act also contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; it must be exercised consistent with federal law. The Cable Act immunizes franchising authorities from most monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices and cable modems.

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

ITEM 3. LEGAL PROCEEDINGS

     On April 5, 2004, a lawsuit was filed against MCC Georgia LLC, one of our subsidiaries, our parent, MCC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists. There have been no further proceedings since that date. MCC Georgia LLC and our parent company have advised us that they intend to vigorously defend against these claims. At the present time, we are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not those damages would be material.

     We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our equity, all of which is held by MCC.

ITEM 6. SELECTED FINANCIAL DATA

     We were organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001.  In the table below, we provide you with:

•	selected historical financial data for the period January 1, 2000 through July 18, 2001, and balance sheet data as of December 31, 2000 and July 18, 2001, which are derived from the audited financial statements of Mediacom Systems (“Predecessor Company”); and

•	selected historical consolidated financial and operating data for the period from our inception on April 5, 2001 through December 31, 2004 and balance sheet data as of December 31, 2001 through 2004, which are derived from our audited consolidated financial statements.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Mediacom Broadband LLC				Predecessor Company

				Inception
				(April 5, 2001)	Period from
	Year Ended	Year Ended	Year Ended	through	January 1	Year Ended
	December 31,	December 31,	December 31,	December 31,	Through	December 31,
	2004	2003	2002	2001	July 18, 2001	2000

		(dollars in thousands)
		(unaudited)
Statement of Operations Data:
Revenues	$585,039	$552,342	$512,792	$215,900	$249,238	$439,541
Costs and expenses:
Service costs	225,764	215,310	207,053	89,006	117,205	223,530
Selling, general and administrative expenses	126,575	118,918	105,407	42,442	42,449	39,892
Management fee expense(1)	10,585	9,322	6,967	2,875	18,625	22,267
Depreciation and amortization	107,592	113,007	123,704	88,463	83,610	137,182
Restructuring charge(2)	—	—	—	—	570	—

Operating income (loss)	114,523	95,785	69,661	(6,886)	(13,221)	16,670
Interest expense, net (3)	(86,125)	(82,536)	(76,790)	(41,430)	—	—
Gain (loss) on derivative instruments, net	10,929	2,807	(15,049)	—	—	—
Other expense	(4,475)	(5,974)	(5,066)	(2,270)	—	—
Gain on disposition of assets(4)	—	—	—	—	5,183	—

Net income (loss) before income taxes	34,852	10,082	(27,244)	(50,586)	(8,038)	16,670
Provision (benefit) for income taxes(5)	—	—	—	—	(3,546)	6,646

Net income (loss)	$34,852	$10,082	$(27,244)	$(50,586)	$(4,492)	$10,024

Balance Sheet Data (end of period):
Total assets	$2,258,245	$2,287,784	$2,281,948	2,234,091	$1,941,047	$2,307,354
Total debt	1,363,955	1,354,668	1,298,000	1,200,000	—	—
Total member’s equity	595,157	589,016	610,522	666,294	—	—

(continued on next page)

	Mediacom Broadband LLC				Predecessor Company

				Inception
				(April 5, 2001)	Period from
	Year Ended	Year Ended	Year Ended	through	January 1	Year Ended
	December 31,	December 31,	December 31,	December 31,	Through	December 31,
	2004	2003	2002	2001	July 18, 2001	2000

		(dollars in thousands)
		(unaudited)
Other Data:
Operating income before depreciation and amortization(6)	$222,115	$208,792	$193,365	$81,577	$70,389	$153,852
Operating income before depreciation and amortization margin(7)	38.0%	37.8%	37.7%	37.8%	28.2%	35.0%
Net cash flows provided by (used in):
Operating activities	$106,304	$96,627	$125,059	$161,651	$(34,278)	$119,756
Investing activities	(85,394)	(116,613)	(239,310)	(2,151,583)	(34,682)	(131,177)
Financing activities	(21,159)	19,058	68,980	2,045,510	47,806	14,493

Operating Data (end of period):
Estimated homes passed(8)	1,456,000	1,472,500	1,463,000	1,430,000
Basic subscribers(9)	783,000	819,300	840,000	824,000
Basic penetration(10)	53.8%	55.6%	57.4%	57.6%
Digital customers (11)	236,000	231,600	238,000	233,000
Data customers(12)	205,000	157,800	110,000	77,000

(1)	For all periods presented prior to our inception on April 5, 2001, management fees were paid to AT&T Broadband, LLC. Upon our acquisition of cable systems, in June and July of 2001, from AT&T Broadband, LLC, Mediacom Communications Corporation replaced AT&T Broadband as manager and AT&T Broadband was no longer entitled to receive management fees from our cable systems.

(2)	As part of a cost reduction plan undertaken by our Predecessor Company in 2001, approximately 63 employees were terminated, resulting in a restructuring charge of approximately $570,000. The entire charge was paid in cash by our Predecessor Company.

(3)	For all periods presented prior to our inception on April 5, 2001, our cable systems operated as fully integrated businesses of AT&T Broadband and no debt or interest expense was allocated to these operations.

(4)	Represents the gain on disposition from the sale of the Missouri systems to Mediacom Broadband LLC on June 29, 2001 for cash proceeds of approximately $308.1 million, before final closing adjustments.

(5)	Provision (benefit) for income taxes in Predecessor Company combined financial statements were based upon the AT&T cable systems’ contribution to the overall tax liability or benefit of AT&T Corp. and its affiliates. Under our ownership, these cable systems are organized as limited liability companies and are subject to minimum income taxes.

(6)	Operating income before depreciation and amortization (“OIBDA”) is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies.

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

The following represents a reconciliation of OIBDA to operating income (loss), which is the most directly comparable GAAP measure:

	Mediacom Broadband LLC				Predecessor Company

				Inception
				(April 5,
				2001)	Period from
	Year Ended	Year Ended	Year Ended	through	January 1	Year Ended
	December 31,	December 31,	December 31,	December 31,	Through	December 31,
	2004	2003	2002	2001	July 18, 2001	2000

OIBDA	$222,115	$208,792	$193,365	$81,577	$70,389	$153,852
Depreciation and amortization	(107,592)	(113,007)	(123,704)	(88,463)	(83,610)	(137,182)

Operating income (loss)	$114,523	$95,785	$69,661	$(6,886)	$(13,221)	$16,670

(7)	Represents OIBDA as a percentage of revenue. See Note 6 above.

(8)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(9)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(10)	Represents basic subscribers as a percentage of estimated homes passed.

(11)	Represents customers that receive digital cable services.

(12)	Represents residential data customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirement less than 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002.

Overview

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2004, all of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and was activated with two-way communications capability. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services. A headend facility is the location where signals are received and processed for distribution over a cable system to our customers.

     Our network technology allows us to offer an array of advanced video, data and voice products and services, including VOD, DVRs, HDTV, HSD and, beginning in the second quarter of 2005, cable telephony. We currently offer video and HSD bundles, and when we introduce cable telephony, we will offer triple play bundles of video, HSD and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from DBS service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. As of December 31, 2004, local-to-local launches in our markets represented an estimated 92% of our basic subscribers. During 2004, competitive pressure from DBS service providers further intensified when they launched local television channels in additional markets representing an estimated 17% of our basic subscriber base. These local-into-local launches were usually accompanied by heavy marketing and advertising and are the primary cause of our loss of basic subscribers during the last two years.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     The following table sets forth the consolidated statement of operations for the years ended December 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,

	2004	2003	$ Change	% Change

Revenues	$585,039	$552,342	$32,697	5.9%
Costs and expenses:
Service costs	225,764	215,310	10,454	4.9%
Selling, general and administrative expenses	126,575	118,918	7,657	6.4%
Management fee expense	10,585	9,322	1,263	13.5%
Depreciation and amortization	107,592	113,007	(5,415)	(4.8%)

Operating income	114,523	95,785	18,738	19.6%
Interest expense, net	(86,125)	(82,536)	(3,589)	4.3%
Gain on derivatives, net	10,929	2,807	8,122	NM
Other expense	(4,475)	(5,974)	1,499	(25.1%)

Net income	$34,852	$10,082	$24,770	NM

     Revenues

     The following table sets forth revenue information for the years ended December 31, 2004 and 2003 (dollars in millions):

	Year Ended December 31,

	2004		2003

		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Video	$457.5	78.2%	$450.8	81.6%	$6.7	1.5%
Data	88.1	15.1%	66.7	12.1%	21.4	32.1%
Advertising	39.4	6.7%	34.8	6.3%	4.6	13.2%

	$585.0	100.0%	$552.3	100.0%	$32.7	5.9%

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

     Revenues rose 5.9%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers during the period.

     Video revenues rose 1.5% as a result of the aforementioned basic rate increases, substantially offset by a decline in basic subscribers from 819,300 to 783,000. Digital customers increased 1.9% to 236,000 as compared to 231,600 a year ago. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their local-into-local launches and, to a lesser extent, from our tighter customer credit policies. In an effort to reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVR and more local programming.

     Data revenues rose 32.1%, due primarily to a 29.9% growth in data customers from 157,800 to 205,000 and an increased contribution from our relatively new commercial enterprise business.

     Advertising revenues increased 13.2%, primarily as a result of political advertising and stronger local advertising. Political advertising accounted for 82.6% of the growth. We do not expect growth in advertising revenues to continue at the same rate in 2005, due to the likely reduction in political advertising.

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

     Service costs increased 4.9%, primarily due to increases in employee and plant operating costs and programming expenses. Employee and plant operating costs rose 21.5%, primarily due to greater expensing of such operational costs resulting from the continued transition from upgrade construction in 2003 to maintenance activities in 2004, and higher operational insurance claims and employee benefits. Programming related expense, the largest component of service costs, increased 1.3%, as a result of rate increases on basic and premium services, significantly offset by a reduction in basic subscribers and an increase in launch support received from programmers in return for our carriage of their programming services. Service costs as a percentage of revenues were 38.6% for the year ended December 31, 2004, as compared with 39.0% for the year ended December 31, 2003.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 6.4%, principally due to higher marketing, advertising and employee costs, and higher taxes and fees, partially offset by a decrease in bad debt expense. Marketing costs rose 25.1%, as a result of mass media campaigns to support the rollout of new advanced services, and to promote customer retention and acquisition initiatives. Advertising costs rose 13.2%, primarily as a result of employee commissions on increased revenues. Employee costs increased 4.9%, as a result of increases in employee compensation, benefit costs and customer service overtime, driven by increased activity related to the rollout of new products. Taxes and fees increased 5.1% due to higher state property taxes. This increase in selling, general and administrative expenses was partly offset by a 7.0% decrease in bad debt expense as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 21.6% for the year ended December 31, 2004, as compared with 21.5% for the year ended December 31, 2003.

     We expect continued revenue growth in advanced services, which include digital cable and broadband data access and, in the second quarter of 2005, the launch of cable telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

    Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 13.5% due to greater overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.8% for the year ended December 31, 2004, as compared with 1.7% for the year ended December 31, 2003.

    Depreciation and amortization decreased 4.8%, primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program, offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services including VOD, HDTV, DVRs and HSD. See Note 2 to our consolidated financial statements.

   Interest Expense, net

    Interest expense, net, increased by 4.3%, primarily due to lower interest expense capitalization associated with the substantial reduction of upgrade/rebuild capital expenditures and slightly higher market interest rates on variable rate debt.

   Gain on Derivatives, net

    We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2004 we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $10.9 million for the year ended December 31, 2004, as compared to a gain on derivatives of $2.8 million for the year ended December 31, 2003.

   Other Expense

    Other expense was $4.5 million and $6.0 million for the years ended December 31, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

   Net Income

    As a result of the factors described above, we generated net income for the years ended December 31, 2004 and 2003 of $34.9 million and $10.1 million, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The following table sets forth the consolidated statement of operations for the years ended December 31, 2003 and 2002 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,

	2003	2002	$ Change	% Change

Revenues	$552,342	$512,792	$39,550	7.7%
Costs and expenses:
Service costs	215,310	207,053	8,257	4.0%
Selling, general and administrative expenses	118,918	105,407	13,511	12.8%
Corporate expenses	9,322	6,967	2,355	33.8%
Depreciation and amortization	113,007	123,704	(10,697)	(8.6%)

Operating income	95,785	69,661	26,124	37.5%
Interest expense, net	(82,536)	(76,790)	(5,746)	7.5%
Gain (loss) on derivatives, net	2,807	(15,049)	17,856	NM
Other expense	(5,974)	(5,066)	(908)	17.9%

Net income (loss)	$10,082	$(27,244)	$37,326	NM

     Revenues

     The following table sets forth revenue information for the years ended December 31, 2003 and 2002 (dollars in millions):

	Year Ended December 31,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Video	$450.8	81.6%	$433.1	84.4%	$17.7	4.1%
Data	66.7	12.1%	45.0	8.8%	21.7	48.2%
Advertising	34.8	6.3%	34.7	6.8%	0.1	0.3%

	$552.3	100.0%	$512.8	100.0%	$39.5	7.7%

     Revenues rose 7.7% attributable to a 43% increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own programming cost increases.

     Video revenues increased 4.1% as a result of the aforementioned basic rate increases, partially offset by a 2.2% decline in basic subscribers, after adjusting for small acquisitions and divestitures during 2003. Our loss in basic subscribers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their local-to-local launches.

     Data revenues rose 48.2% due, in large part, to a 43% increase in data customers from 110,000 to 157,800.

     Advertising revenues increased slightly by 0.3% primarily as a result of weak conditions in local markets.

Costs and Expenses

     Service costs increased 4.0% over the prior year, which included $3.0 million of one-time incremental costs related to our transition to our Mediacom Online high-speed Internet access service. These costs represented the excess over the agreed-upon charges owed to our former high-speed provider that were incurred in the first quarter of 2002. Excluding these incremental costs, service costs would have increased 5.5% or $11.3 million. Approximately 68% of this increase was due to the growth in our data customers of 47,800, with the balance primarily represented by increases in unit costs for basic programming. The increase in total programming costs, however, was primarily offset by the aforementioned decline in basic subscribers as well as a decrease in analog premium service units. As a percentage of revenues, service costs were 39.0% for the year ended December 31, 2003, as compared to 40.4% for the year ended December 31, 2002.

     Selling, general and administrative expenses increased 12.8%, principally due to higher customer support, bad debt and marketing expenses, and higher taxes and fees. Customer support expenses increased 38.2% as a result of higher staffing levels and employee commissions. Bad debt expense rose 23.6% primarily as a result of higher customer churn and the implementation throughout the year of tighter customer credit controls. Marketing expenses rose 18.4% to support the digital television and data products and services, to cover the costs of advertising campaigns we deployed to counter competitive pressures from DBS, and to pay commissions to our marketing personnel. Expenses relating to taxes and fees increased 11.2% due to higher levels of franchise fees and property taxes. As a percentage of revenues, selling, general and administrative expenses were 21.5% for the year ended December 31, 2003, as compared with 20.6% for the year ended December 31, 2002.

     Management fee expense increased 33.8% due to greater overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.7% for the year ended December 31, 2003, as compared with 1.4% for the year ended December 31, 2002.

     Depreciation and amortization decreased 8.6%, primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $22.3 million for the year ended December 31, 2003. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. See Note 2 to our consolidated financial statements.

   Interest Expense, net

     Interest expense, net, increased 7.5%, primarily due to higher average indebtedness, offset in part by a decrease in market interest rates on our variable rate debt.

   Gain (loss) on Derivative Instruments, net

     As of December 31, 2003 we had interest rate swaps with an aggregate principal amount of $500.0 million, compared to $400.0 million as of December 31, 2002. As a result of the quarterly mark-to-market valuations of these interest rate swaps, we recorded a gain on derivatives amounting to $2.8 million for the year ended December 31, 2003, as compared to loss on derivative instruments, net of $15.0 million for the year ended December 31, 2002.

   Other Expense

     Other expense was $6.0 million for the year ended December 31, 2003, as compared to $5.1 million for the year ended December 31, 2002. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

   Net Income (loss)

     Due to the factors described above, net income was $10.1 million for the year ended December 31, 2003, as compared to a net loss of $27.2 million for the year ended December 31, 2002.

Liquidity and Capital Resources

     In recent years, we have made significant capital investments in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments are now more focused on the deployment of new products and services, including VOD, DVRs, HSD and cable telephony. We also may continue to make strategic acquisitions of cable systems. Given our level of indebtedness, we also have significant amounts of interest expense to pay each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing.

  Operating Activities

     Net cash flows provided by operating activities were $106.3 million for the year ended December 31, 2004, as compared to $96.6 million for the prior year, and reflected an increase in operating income before depreciation and amortization, slightly offset by a decrease in working capital.

  Investing Activities

     Net cash flows used in investing activities were $85.4 million for the year ended December 31, 2004, as compared to $116.6 million for the prior year, and principally comprised capital expenditures. For the year ended December 31, 2004, we made capital expenditures of $83.7 million, including $2.2 million to fund our cable telephony initiative. This compares to $118.0 million and $234.8 million we invested in 2003 and 2002, respectively, which reflected significantly higher levels of capital expenditures for network upgrade and rebuild activities than in 2004. This reduction in capital expenditures resulted primarily from the completion of our planned network upgrade program in 2003. A larger percentage of our capital spending in 2004 was attributable to the deployment of our advanced products and services, including VOD, HDTV and HSD, and our preparation for the launch of cable telephony. In 2004, approximately 62% of our capital expenditures was for advanced product and service deployment and cable telephony; 10% was for rebuild and upgrade activities, including modifications to our cable network; 18% was for extensions of our cable network to enter new service territories; and 10% was for outlays associated with non-network assets. This trend of spending more on the deployment of advanced products and services as compared to network improvements is expected to continue in 2005 and beyond.

  Financing Activities

     Net cash flows used in financing activities were $21.2 million for the year ended December 31, 2004, as compared to $19.1 million of net cash flows provided by financing activities the prior year, primarily due to a decrease in net borrowings under our credit facility. In 2004, our net borrowings were $9.3 million, compared to $51.3 million for the prior year.

  Description of Our Credit Facilities

     Our operating subsidiaries have a $1.4 billion bank credit facility (the “Broadband credit facility”) that expires in September 2010 and consists of a $600.0 million revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan, which are subject to commitment reductions and amortization, as applicable. In December 2004, our operating subsidiaries amended their bank credit agreement to conform its definitions, financial covenants, and other terms (including those relating to letters of credit, mandatory prepayment, representations and warranties, negative covenants and events of default) to those of the credit agreement of the Mediacom LLC credit facility dated October 21, 2004. As of December 31, 2004, $960.5 million was outstanding under the Broadband credit facility.

     We have entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of December 31, 2004, about 66.2% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of December 31, 2004, our total debt was approximately $1.36 billion and we were in compliance with all covenants under our debt arrangements. On that same date, our annualized cost of debt was approximately 6.7% and we had unused revolving commitments under our credit facilities of about $410.9 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements, including the applicable financial measures of leverage and interest coverage. The average interest rate for borrowings under the revolving commitments of our credit facilities is now LIBOR plus 1.50%.

     As of December 31, 2004, approximately $8.1 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     In January 2005, we borrowed $88.0 million from Mediacom LLC and repaid a portion of our indebtedness under our revolving credit commitments. The loan was funded with borrowings under Mediacom LLC’s bank credit facility. The loan is in the form of a demand note, which has a 6.7% annual interest rate, payable semi-annually in cash.

     Although we have not generated earnings sufficient to cover fixed charges in the past, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments, and the effect they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2004 and thereafter (dollars in thousands)*:

		Capital	Operating
	Debt	Leases	Leases	Total (1)

2005	$35,000	$1,316	$1,728	$38,044
2006	42,500	1,357	651	44,508
2007	65,000	740	486	66,226
2008	65,000	42	307	65,349
2009	208,500	—	234	208,734
Thereafter	944,500	—	433	944,933

Total cash obligations	$1,360,500	$3,455	$3,839	$1,367,794

     * Refer to Note 6 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Excludes interest expense.

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgment and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our consolidated financial statements.

   Property, Plant and Equipment

     We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs and are based on historical construction and installation costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Intangibles

     Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142 we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

     Based on the guidance outlined in Emerging Issues Task Force (“EITF”) issue No. 02-7, we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.

     We assess the fair value of our franchise costs based on a discounted cash flow methodology. If the determined fair value of our franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on our financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise value) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.

     Upon adoption of SFAS No. 142, we determined that no impairment of our franchise costs and goodwill existed as of January 1, 2002. Subsequent impairment tests performed in 2002 and 2003 reflected no impairment of our franchise costs and goodwill. We completed our most recent impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future.

   Impairment of Long-Lived Assets

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

   Derivatives

     We account for derivatives instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. During 2004, 2003 and 2002, none of our derivative financial instruments were designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

Recent Accounting Pronouncements

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” in December 2002, which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 did not affect our financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R is effective for periods beginning after June 15, 2005. We plan on adopting SFAS No. 123R effective July 1, 2005 and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations.

     There are three methods of adopting SFAS No. 123R. The first method is called modified prospective method, which allows companies to avoid recording additional compensation expense for vested awards that are outstanding on the effective date of the SFAS No. 123R. Unvested awards outstanding on the effective date would be charged to expense over the remaining vesting period. The second method is similar to the modified prospective method, except it allows companies to restate earlier interim periods in the year of adoption using the applicable SFAS No. 123R pro forma amounts. The third method is the modified retrospective method, which directs companies to apply the modified prospective method and restate prior financial statements. We are currently evaluating these transitional methods.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provision of EITF 03-1.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the FCC’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

Risks Related to our Business

     We have a history of net losses.

         We have a history of net losses. Although we reported net income of $34.9 million and $10.1 million for the years ended December 31, 2004 and 2003, respectively, we reported net losses of $27.2 million and $50.6 million for the year ended December 31, 2002 and for the period from April 5, 2001 through December 31, 2001, respectively. The principal reasons for our prior net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

     If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

         We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services and the introduction of additional new services. Relatively new services include HSD, VOD, DVRs and HDTV. We plan to offer cable telephony service to our subscribers beginning with certain markets in the second quarter of 2005 and expanding to an additional 1.1 million homes in our markets within twelve months of our initial market launch. We may not be able to successfully expand existing services or introduce cable telephony due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

         Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass all programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able to pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we may not be able to pass increased or additional programming costs, particularly sports programming, through to subscribers, our business and results of operations will be adversely affected.

         We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

     We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of customers to direct broadcast satellite competition, and further loss of customers could have a material negative impact on our business.

         The industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities and customers.

         Our video business faces competition primarily from DBS service providers. Our principal competitor in the HSD business, in markets where it is available, is telephone service, or DSL. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications, are each among the four largest providers of multichannel video programming services based on reported customers. In addition, DIRECTV’s affiliation with News Corporation could strengthen that company’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. Competition from DBS has had an adverse effect on our ability to retain customers. DBS has grown rapidly over the past several years and continue to do so. We have lost a significant number of customers to DBS competition, and will continue to face significant challenges from DBS providers.

          Local telephone companies, electric utilities and other municipal organizations are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, in a manner to avoid the same regulatory burdens imposed on our business. These deployments will enable them to begin providing video services, as well as telephone and Internet access services, to residential and business customers. New laws or regulations at the federal or state level may clarify the ability of the local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business.

          We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products. Further losses of customers to DBS or other alternative video and HSD services could have a material adverse effect on our business.

          In our HSD business, we face competition primarily from telephone companies and other providers of “dial-up” and DSL. DSL service is competitive with HSD service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, certain DBS providers are currently offering two-way broadband data access services, which compete with our ability to offer bundled services to our customers.

          Our HSD business may also face competition in the future from registered utility holding companies and subsidiaries In 2004, the FCC adopted rules: (i) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to us.

          Some of our competitors, including franchised, wireless or private cable operators, satellite television providers and local exchange carriers, may benefit from permanent or temporary business combinations such as mergers, joint ventures and alliances and the potential repeal of certain ownership rules, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

     If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

          Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. An inability to maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and our results of operations.

     The loss of key personnel could have a material adverse effect on our business.

          If any of our manager’s key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager’s key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. Our manager has not entered into a long-term employment agreement with Mr. Commisso. Neither our manager nor we currently maintain key man life insurance on Mr. Commisso or other key personnel.

     We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

          We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

Risks Related to our Indebtedness and the Indebtedness of our Operating Subsidiaries

     We are a holding company with no operations and we depend on our operating subsidiaries for cash to fund our obligations.

          As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to pay interest on, and repay the principal of, our indebtedness and to meet our other obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

     We have substantial existing debt and have significant interest payment requirements, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

          Our total debt as of December 31, 2004 was approximately $1.36 billion. Our interest expense for the year ended December 31, 2004 was $86.1 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

          This high level of debt and our debt service obligations could have material consequences, including that:

•	our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

•	we may be more vulnerable to economic downturns and adverse developments in our business;

•	we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	we may be at a disadvantage when compared to those of our competitors that have less debt; and

•	we may not be able to fully implement our business strategy.

     A default under our indenture or our subsidiary credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

          The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our subsidiary credit facility. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

     The terms of our indebtedness could materially limit our financial and operating flexibility.

          Several of the covenants contained in the agreements and instruments governing our own and our subsidiaries’ indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

•	incur additional indebtedness;

•	create liens and other encumbrances;

•	pay dividends and make other payments, investments, loans and guarantees;

•	enter into transactions with related parties;

•	sell or otherwise dispose of assets and merge or consolidate with another entity;

•	repurchase or redeem capital stock, other equity interests or debt;

•	pledge assets; and

•	issue capital stock or other equity interests.

     Complying with these covenants could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

     We may not be able to obtain additional capital to continue the development of our business.

          We have invested substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional products and services. While we have completed our planned system upgrades, if there is accelerated growth in our video, HSD and voice products and services, or we decide to introduce other new advanced products and services, or the cost to provide these products and services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

Risks Related to Legislative and Regulatory Matters

     Our cable television business is subject to extensive governmental regulation.

          The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

          Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level such as collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, it is possible that individual states may also impose such restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

     Changes in channel carriage regulations could impose significant additional costs on us.

          Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included with a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation.

     Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

          Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of the filing date of this report, approximately 15.8% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

     Pending FCC and court proceedings could adversely affect our HSD service.

          The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose open access or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

          Challenges to the FCC’s classification of cable Internet access service as an information service and not a cable service or a telecommunications service have been addressed by a federal appellate court. Based on a finding that it was bound by an earlier decision, the appellate court overturned the FCC’s classification and found cable Internet service to include both information service and telecommunications service components. The United States Supreme Court has agreed to review the appellate court’s decision. If the appellate court’s decision prevails, it could result in an open access requirement and other obligations imposed on telecommunications carriers, which would be adverse to us.

     We may be subject to legal liability because of the acts of our HSD customers or because of our own negligence.

          Our HSD service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other Websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

          It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from third parties which could contain errors or other material that could give rise to liability.

          To date, no one has filed such a claim against us. However, in the future someone may file such a claim against us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

          Since we launched our proprietary Mediacom Online(SM) HSD service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider–for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

          Local authorities and the FCC have been asked to require cable operators to provide non-discriminatory access over their cable systems to other Internet service providers. A federal court in each of California, Virginia and Florida has struck down these open-access requirements imposed by a variety of franchising authorities as unlawful. Each of these courts used different legal grounds to strike down the open-access requirements. However, an appellate court has found that cable modem service is part telecommunications service and part information service. The U.S. Supreme Court has agreed to hear an appeal of that decision. If not overturned, the decision could potentially result in open access being imposed on us. If we are required to provide access in this manner, it could have a significant adverse impact on our financial results, including by: (i) increasing competition; (ii) increasing the expenses we incur to maintain our systems; and/or (iii) increasing the expense of upgrading and/or expanding our systems.

     We may become subject to additional regulatory burdens when we offer cable telephony service.

          The regulatory obligations of VoIP are currently under consideration by the FCC and state authorities. If our planned cable telephony service is deemed by regulators to be a telecommunications service or a state-regulated telephone service, such service could subject us to significant regulation as well as higher fees for pole attachments. The additional regulatory requirements could cause us to incur additional costs and we may not be able to meet them in a timely manner.

     Actions by pole owners might subject us to significantly increased pole attachment costs.

          Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. However, an appellate court has subsequently held that cable modem service is not cable service but is part telecommunications service and part information service, which possibly could lead to higher pole attachment rates. The U.S. Supreme Court has agreed to hear an appeal of the lower court’s decision. As a result of this uncertainty, utility pole owners in many areas are attempting to raise pole attachment rates and impose additional costs on cable operators and others. In addition, utility companies can increase the favorable pole attachment rates afforded cable operators under federal law if the operator provides telecommunications services, as well as cable service, over plant attached to utility poles. Our financial results could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2004, we had $500.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.4%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2004, based on the mark-to-market valuation, we would have paid approximately $1.3 million, including accrued interest, if we terminated these agreements.

          The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2004 (all dollars in thousands). See Note 6 to our consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:

January 1, 2005 to December 31, 2005	$—	$35,000	$1,316	$36,316
January 1, 2006 to December 31, 2006	—	42,500	1,357	43,857
January 1, 2007 to December 31, 2007	—	65,000	740	65,740
January 1, 2008 to December 31, 2008	—	65,000	42	65,042
January 1, 2009 to December 31, 2009	—	208,500	—	208,500
Thereafter	400,000	544,500	—	944,500

Total	$400,000	$960,500	$3,455	$1,363,955

Fair Value	$430,000	$960,500	$3,455	$1,393,955

Weighted Average Interest Rate	11.0%	4.3%	3.1%	6.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)

	December 31,

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,130	$9,379
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,803 and $2,455, respectively	31,287	34,522
Prepaid expenses and other assets	2,787	9,278

Total current assets	43,204	53,179
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $306,894 and $204,305, respectively	723,248	743,120
Intangible assets, net of accumulated amortization of $55,934 and $53,377, respectively	1,471,884	1,473,854

Total investment in cable television systems	2,195,132	2,216,974
Other assets, net of accumulated amortization of $7,026 and $5,176, respectively	19,909	17,631

Total assets	$2,258,245	$2,287,784

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accrued liabilities	$115,379	$148,969
Deferred revenue	20,831	20,202
Current portion of long-term debt	36,316	9,771

Total current liabilities	172,526	178,942
Long-term debt, less current portion	1,327,639	1,344,897
Other non-current liabilities	12,923	24,929

Total liabilities	1,513,088	1,548,768

PREFERRED MEMBERS’ INTEREST	150,000	150,000

MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(129,843)	(135,984)

Total member’s equity	595,157	589,016

Total liabilities, preferred members’ interests and member’s equity	$2,258,245	$2,287,784

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(All dollar amounts in thousands)

	Years ended December 31,

	2004	2003	2002

Revenues	$585,039	$552,342	$512,792

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $107,592, $113,007 and $123,704, respectively, shown separately below)	225,764	215,310	207,053
Selling, general and administrative expenses	126,575	118,918	105,407
Management fee expense	10,585	9,322	6,967
Depreciation and amortization	107,592	113,007	123,704

Operating income	114,523	95,785	69,661

Interest expense, net	(86,125)	(82,536)	(76,790)
Gain (loss) on derivatives, net	10,929	2,807	(15,049)
Other expense	(4,475)	(5,974)	(5,066)

Net income (loss)	$34,852	$10,082	$(27,244)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
MEMBER’S EQUITY
(All dollar amounts in thousands)

	Capital	Accumulated
	Contributions	Deficit	Total

Balance, December 31, 2001	$725,000	$(58,706)	$666,294
Net loss	—	(27,244)	(27,244)
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(10,528)	(10,528)

Balance, December 31, 2002	$725,000	$(114,478)	$610,522
Net income	—	10,082	10,082
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(13,588)	(13,588)

Balance, December 31, 2003	$725,000	$(135,984)	$589,016
Net income	—	34,852	34,852
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(10,711)	(10,711)

Balance, December 31, 2004	$725,000	$(129,843)	$595,157

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts in thousands)

	Years ended December 31,

	2004	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$34,852	$10,082	$(27,244)
Adjustments to reconcile net income (loss ) to net cash provided by operating activities:
Depreciation and amortization	107,592	113,007	123,704
(Gain) loss on derivatives, net	(10,929)	(2,807)	15,049
Amortization of deferred financing costs	2,099	2,365	2,248
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	3,235	927	(9,521)
Prepaid expenses and other assets	6,491	(955)	(1,723)
Accounts payable and accrued expenses	(33,590)	(29,134)	18,627
Deferred revenue	629	1,831	2,369
Other non-current liabilities	(4,075)	1,311	1,550

Net cash flows provided by operating activities	106,304	96,627	125,059

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(83,656)	(118,039)	(234,832)
Acquisitions of cable television systems	—	(5,047)	—
Proceeds from sale of cable television systems	—	11,989	—
Other investing activities	(1,738)	(5,516)	(4,478)

Net cash flows used in investing activities	(85,394)	(116,613)	(239,310)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	126,750	144,554	183,000
Repayment of debt	(117,463)	(93,659)	(85,000)
Dividend payments on preferred members’ interests	(18,000)	(18,000)	(18,000)
Dividend payment to parent	(10,711)	(13,588)	(10,528)
Financing costs	(1,735)	(249)	(492)

Net cash flows (used in) provided by financing activities	(21,159)	19,058	68,980

Net decrease in cash and cash equivalents	(249)	(928)	(45,271)

CASH AND CASH EQUIVALENTS, beginning of period	9,379	10,307	55,578

CASH AND CASH EQUIVALENTS, end of period	$9,130	$9,379	$10,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$86,388	$83,673	$81,015

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$5,773	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

           Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. As of December 31, 2004, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

           Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC. See Notes 7, 8 and 9.

           Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally, with Mediacom Broadband $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has no assets (other than a $100 receivable from affiliate), operations, revenues or cash flows. Therefore, separate financial statements have not been presented for this entity.

(2) Summary of Significant Accounting Policies

        Basis of Preparation of Consolidated Financial Statements

           The consolidated financial statements include the accounts of Mediacom Broadband and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include assessment and valuation of intangibles, useful lives of property, plant and equipment and the valuation of programming liabilities. Actual results could differ from those and other estimates.

        Change in Estimate

           Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in an increase in net income of approximately $46.0 million for the year ended December 31, 2004, as compared to approximately $22.3 for the year ended December 31, 2003

        Revenue Recognition

           Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from video and data services are recognized when the services are provided to the customers. Installation revenues are less than direct installation costs. Therefore, installation revenues are recognized as connects are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses as a component of selling, general and administrative.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Allowance for Doubtful Accounts

           The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

        Cash and Cash Equivalents

           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Concentration of Credit Risk

           The Company’s accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

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

           The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are presented as a separate component on the statement of operations.

           The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

        Capitalized Software Costs

           The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life. During the year ended December 31, 2004 and 2003, the Company capitalized

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.7 million and $0.4 million, respectively of software development costs. Amortization will begin when the Company launches its telephony product.

   Intangible Assets

     In accordance with FASB No. 142 “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.

   Other Assets

     Other assets, net represent debt financing costs incurred to raise debt and are deferred and amortized as other expense over the expected term of such financings.

   Segment Reporting

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. The Company’s operations are organized and managed on the basis of cable system clusters that represent operating segments responsible for certain geographical regions. Each operating segment derives its revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services and operates within a similar regulatory environment. In addition, each operating segment has similar economic characteristics. Management evaluated the criteria for aggregation of the geographic operating segments under SFAS No. 131 and believes the Company meets each of the respective criteria set forth. Accordingly, management has identified broadband services as the Company’s one reportable segment.

   Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. During 2004, 2003 and 2002, none of the Company’s derivative financial instruments were designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

   Accounting for Asset Retirement

     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. In determining the fair value of the Company’s asset retirement obligation, consideration was given to

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

     Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company has recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million.

   Accounting for Long-Lived Assets

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

   Comprehensive Income/Loss

     In June 1997, the FASB issued SFAS No. 130, “ Reporting Comprehensive Income”. This statement requires companies to classify items of other comprehensive income/loss by their nature in the financial statements and display the accumulated balance of other comprehensive income/loss separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income/loss to report.

   Income Taxes

     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the limited liability company is reported in MCC’s income tax returns.

   Reclassifications

     Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

   Recent Accounting Pronouncements

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in December 2002, which amended: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003.

     The Company did not change to the fair value-based expense recognition method of accounting for stock-based employees’ compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and net income (loss) per share beginning with the first quarter of 2003. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of MCC’s stock at the date of the grant over the amount the employee must pay to acquire the stock.

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company plans on adopting SFAS No. 123R effective July 1, 2005 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations.

     There are three methods of adopting SFAS No. 123R. The first method is called modified prospective method, which allows companies to avoid recording additional compensation expense for vested awards that are outstanding on the effective date of the SFAS No. 123R. Unvested awards outstanding on the effective date would be charged to expense over the remaining vesting period. The second method is similar to the modified prospective method, except it allows companies to restate earlier interim periods in the year of adoption using the applicable SFAS No. 123R pro forma amounts. The third method is the modified retrospective method, which directs companies to apply the modified prospective method and to restate prior financial statements. The Company is currently evaluating these transitional methods.

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provision of EITF 03-1.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

(3) Property, Plant and Equipment

     As of December 31, 2004 and 2003, property, plant and equipment consisted of (dollars in thousands):

	2004	2003

Land and land improvements	$4,577	$4,518
Buildings and leasehold improvements	24,026	22,941
Cable systems, equipment and subscriber devices	959,096	878,600
Vehicles	31,662	33,491
Furniture, fixtures and office equipment	10,781	7,875

	1,030,142	947,425
Accumulated depreciation	(306,894)	(204,305)

Property, plant and equipment, net	$723,248	$743,120

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $105.0 million, $109.6 million and $117.5 million, respectively. As of December 31, 2004 and 2003, the Company had property under capitalized leases of $5.5 million and $5.3 million, respectively, before accumulated depreciation, and $3.7 million and $4.7 million, respectively, net of accumulated depreciation. During the years ended December 31, 2004, 2003 and 2002, the Company incurred gross interest expense of $87.4 million, $86.0 million and $80.9 million, respectively of which $1.3 million, $3.4 million and $4.1 million was capitalized. See Note 2 to our consolidated financial statements.

(4) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2004, the company held 377 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting.

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets", which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002.

     The Company has assessed franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Recognition of Customer Relationship Intangible Assets acquired in a Business Combination,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise costs is less the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its last impairment test in accordance with SFAS No. 142 as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. There have been no events since then that would require an analysis to be completed before the next annual test date.

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2004 and 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
2004	Value	Amortization	Value
Franchise costs	$1,290,113	$38,752	$1,251,361
Goodwill	204,582	—	204,582
Subscriber lists	33,123	17,182	15,941

	$1,527,818	$55,934	$1,471,884

	Gross Asset	Accumulated	Net Asset
2003	Value	Amortization	Value
Franchise costs	$1,289,526	$38,752	$1,250,774
Goodwill	204,582	—	204,582
Subscriber lists	33,123	14,625	18,498

	$1,527,231	$53,377	$1,473,854

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.6 million, $3.4 million and $6.2 million, respectively. The Company’s estimated aggregate amortization expense for the year of 2005 through 2009 and beyond are $2.1 million, $2.1 million, $2.1 million, $2.1 million and $7.5 million, respectively.

     The net asset value as of December 31, 2004 decreased approximately $2.0 million from December 31, 2003, primarily due to the recording of amortization expense.

(5) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003 (dollars in thousands):

	December 31,	December 31,
	2004	2003

Accrued interest	$24,342	$24,012
Accrued payroll and benefits	10,477	10,588
Accrued programming costs	36,356	63,152
Accrued property, plant and equipment	5,822	12,899
Accrued taxes and fees	12,804	16,303
Accrued telecommunications	9,160	8,214
Other accrued expenses	16,418	13,801

	$115,379	$148,969

(6) Debt

     As of December 31, 2004 and 2003, debt consisted of (dollars in thousands):

	2004	2003

Bank credit facilities	$960,500	$950,000
11% senior notes	400,000	400,000
Capital lease obligations	3,455	4,668

	$1,363,955	$1,354,668
Less: Current portion	36,316	9,771

Total long-term debt	$1,327,639	$1,344,897

  Bank Credit Facility

     The Company maintains a $1.4 billion senior secured credit facility (the “Broadband credit facility”) consisting of a revolving credit facility (the “Broadband revolver”) with an initial commitment of $600 million, a $300 million term loan A (the “Broadband term loan A”) and a $500 million term loan B (the “Broadband term loan B”). On December 16, 2004, the Company amended the credit agreement of the Broadband credit facility (the “Broadband credit agreement”) to conform its definitions, financial covenants and other terms (including those relating to letters of credit, mandatory prepayment, representations and warranties, negative covenants and events of default) to those of the Mediacom LLC credit agreement dated October 21, 2004. The Broadband revolver expires on March 31, 2010 and, beginning on December 31, 2004, its

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments were subject to quarterly reductions ranging from 2.00% to 8.00% of the original commitment amount. The Broadband term loan A matures on March 31, 2010 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original amount. The Broadband term loan B matures on September 30, 2010 and is subject to quarterly reductions of 0.25% from September 30, 2004 to June 30, 2010, and 94.00% on maturity, of the original amount. As of December 31, 2004, the maximum commitment available under the Broadband revolver was $588.0 million and the revolver had an outstanding balance of $169.0 million, the Broadband term loan A had an outstanding balance of $294.0 million, and the Broadband term loan B had an outstanding balance of $497.5 million.

     The Broadband credit agreement provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     For the year ended December 31, 2005, the maximum commitment amount under the Broadband revolver will be reduced by $60.0 million or 10.0% of the original commitment amount, the outstanding debt under the Broadband term loan A will be reduced by $30.0 million or 10.0% of the original amount, and the Broadband term loan B will be reduced by $5.0 million or 1.0% of the original amount.

     The Broadband credit agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The Broadband credit agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Broadband credit agreement as of and for all periods in the year ended December 31, 2004.

     The Broadband credit agreement is collateralized by Mediacom Broadband’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the Broadband credit agreement was 4.3% and 3.3% for the year ended December 31, 2004 and 2003, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2004, the Company had approximately $410.9 million of unused bank commitments under the Broadband credit agreement.

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the Eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to high creditworthiness of its counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At December 31, 2004, based on the mark-to-market valuation, the Company recorded an investment in derivatives of $2.4 million, offset by a $3.7 million derivative liability. As a result of the quarterly mark-to-market valuation of these interest rate swaps, the Company recorded a gain on derivative instruments amounting to $10.9 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Senior Notes

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the “Issuers”) jointly issued $400.0 million in aggregate principal amount of 11% senior notes due July 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. Interest accrues at 11% per annum, beginning from the date of issuance and is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The Issuers were in compliance with the indenture governing the 11% Senior Notes as of and for all periods in the year ended December 31, 2004.

  Fair Value and Debt Maturities

     The fair value of the Company’s bank credit facility approximates the carrying value. The fair value at December 31, 2004 of the 11% Senior Notes was approximately $430.0 million.

     The stated maturities of all debt outstanding as of December 31, 2004 are as follows (dollars in thousands):

2005	$36,316
2006	43,857
2007	65,740
2008	65,042
2009	208,500
Thereafter	944,500

$1,363,955

(7) Preferred Members’ Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2004 and 2003, the Company paid in aggregate $18.0 million in cash dividends on the preferred equity.

(8) Member’s Equity

     As a wholly-owned subsidiary of MCC, the Company’s business affairs, including its financing decisions, are directed by MCC. For the years ended December 31, 2004, 2003 and 2002, the Company paid cash dividends to MCC of approximately $10.7 million, $13.6 million and $10.5 million, respectively, as permitted under the Company’s debt arrangements.

(9) Related Party Transactions

     MCC manages the Company pursuant to a management agreement with each operating subsidiary. Under such agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems. Management fees for the years ended December 31, 2004, 2003 and 2002, amounted to approximately $10.6 million, $9.3 million and $7.0 million, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

     Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in the Company. See Note 7 for a discussion on the transactions between these two parties.

(10) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $1.2 million for the year ended December 31, 2004 and $1.1 million for the years ended December 31, 2003 and 2002.

(11) MCC Stock Options and Employee Stock Purchase Program

     Under MCC’s 2003 Incentive Plan, certain employees of the Company received grants of MCC stock options.

     The following table summarizes information concerning stock option activity for the years ended December 31, 2004, 2003 and 2002:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2001	—	—
Granted	496,785	$11.96
Exercised	—	—
Forfeited	(48,486)	11.96

Outstanding at December 31, 2002	448,299	$11.96
Granted	112,000	6.96
Exercised	—	—
Forfeited	(22,330)	11.48

Outstanding at December 31, 2003	537,969	$10.94
Granted	2,000	8.82
Exercised	—	—
Forfeited	(34,954)	10.90

Outstanding at December 31, 2004	505,015	$10.93

     The Company’s employees had options exercisable on underlying MCC shares amounting to 185,126 and 85,620, with average prices of $11.24 and $10.94 at December 31, 2004 and 2003, respectively. The Company had no options exercisable at December 31, 2002. The weighted average fair value of options granted was $4.25, $3.37 and $6.04 per share for the years ended December 31, 2004, 2003 and 2002, respectively.

================================================================================

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information concerning stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
Range of	Outstanding at	Average	Weighted	Exercisable at	Weighted
Exercise	December 31,	Remaining	Average	December 31,	Average
Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price
$6.94 to $11.96	505,015	7.57 years	$10.89	185,126	$11.24

     The Company accounts for the stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 3.8%, 3.6% and 5.0% for the years ended December 31, 2004, 2003 and 2002, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $600,000, $500,000, and $400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     MCC maintains an employee stock purchase plan (“ESPP”). Under the plan, all of the Company’s employees are allowed to participate in the purchase of MCC’s Class A Common Stock at a 15% discount on the date of the allocation. MCC shares purchased by the Company’s employees amounted to 117,279, 131,367 and 117,644 in 2004, 2003 and 2002 respectively. The net proceeds to MCC were approximately $700,000, $700,000 and $800,000 in 2004, 2003 and 2002 respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $221,000, $223,000 and $257,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income (loss) would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	2004	2003	2002
Net income (loss), as reported	$34,852	$10,082	$(27,244)
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(821)	(723)	(657)

Pro forma net income (loss)	$34,031	$9,359	$(27,901)

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $1.7 million, $2.4 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2005	$1,728
2006	651
2007	486
2008	307
2009	234
Thereafter	433

$3,839

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $4.3 million, $4.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002 respectively.

     As of December 31, 2004, approximately $8.1 million of letters of credit were issued in favor of various parties to secure the Company’s performance relating to franchise and lease requirements. The fair value of such letters of credit were not material.

  Legal Proceedings

     On April 5, 2004, a lawsuit was filed against the Company’s parent, MCC, MCC Georgia LLC, one of the Company’s subsidiaries, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of MCC’s employees, who allegedly acted as an agent for MCC, by which MCC received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted MCC’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over MCC exists. There have been no further proceedings since that date. MCC Georgia LLC and MCC have advised the Company that they intend to vigorously defend against these claims. They also have informed the Company that they are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material.

     The Company, its parent company and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

(13) Subsequent Event

     In January 2005, the Company received an $88.0 million loan from Mediacom LLC. The investment is in the form of demand notes, which have a 6.7% annual interest rate, payable semi-annually in cash.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to	Balance at
	beginning of	costs	other	costs	other	end of
	period	and expenses	accounts	and expenses	accounts	period
December 31, 2002
Allowance for doubtful accounts
Current receivables	$2,148	$6,909	$—	$6,374	$—	$2,683
Acquisition reserves (1)
Accrued expenses	$36,579	$—	$300	$4,613	$31,966	$300

December 31, 2003
Allowance for doubtful accounts
Current receivables	$2,683	$4,534	$—	$4,762	$—	$2,455
Acquisition reserves
Accrued expenses	$300	$—	$—	$—	$—	$300

December 31, 2004
Allowance for doubtful accounts
Current receivables	$2,455	$1,323	$347	$1,322	$—	$2,803
Acquisition reserves
Accrued expenses	$300	$—	$—	$—	$—	$300

     (1) Additions were charged in connection with purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation (“Mediacom Broadband”) carried out an evaluation, with the participation of Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

Name	Age	Position
Rocco B. Commisso	55	Chairman and Chief Executive Officer of MCC; Manager, Chairman and Chief Executive Officer of Mediacom Broadband LLC; and President, Chief Executive Officer and Director of Mediacom Broadband Corporation
Mark E. Stephan	48	Executive Vice President, Chief Financial Officer, Treasurer and Director of MCC; Executive Vice President, Chief Financial Officer and Treasurer of Mediacom Broadband LLC; and Treasurer and Secretary of Mediacom Broadband Corporation
John G. Pascarelli	43	Executive Vice President, Operations of MCC
Italia Commisso Weinand	51	Senior Vice President, Programming and Human Resources of MCC
Joseph E. Young	56	Senior Vice President, General Counsel and Secretary of MCC
Charles J. Bartolotta	50	Senior Vice President, Customer Operations of MCC
Calvin G. Craib	50	Senior Vice President, Business Development of MCC
Brian Walsh	39	Senior Vice President and Corporate Controller of MCC
Craig S. Mitchell	46	Director of MCC
William S. Morris III	70	Director of MCC
Thomas V. Reifenheiser	69	Director of MCC
Natale S. Ricciardi	56	Director of MCC
Robert L. Winikoff	58	Director of MCC

     Rocco B. Commisso has 27 years of experience with the cable television industry and has served as our Manager, Chairman and Chief Executive Officer since our inception in April 2001 and our manager’s Chairman and Chief Executive Officer since founding its predecessor company in July 1995. Mr. Commisso has served as President, Chief Executive Officer and Director of Mediacom Broadband Corporation since its inception in May 2001. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 18 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that, he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     John G. Pascarelli has 24 years of experience in the cable television industry and has served as our manager’s Executive Vice President, Operations since November 2003. Prior to that he was our manager’s Senior Vice President, Marketing Consumer Services from June 2000 and our manager’s Vice President of Marketing from 1998. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Italia Commisso Weinand has 28 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc, Times Mirror Cable and Time Warner Inc. Ms. Weinand is the sister of Mr. Commisso.

     Joseph E. Young has 20 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President and General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Charles J. Bartolotta has 22 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 23 years of experience in the cable television industry and has served as our manager’s Senior Vice President, Business Development since August 2001. Prior to that he was our manager’s Vice President, Business Development since April 1999. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     Brian M. Walsh has 16 years of experience in the cable television industry and has served as our manager’s Senior Vice President and Corporate Controller since February 2005. Prior to that he was our manager’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, our manager’s Vice President and Corporate Controller from February 1998 and our manager’s Director of Accounting from April 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its President/Team Leader, Global Manufacturing, with responsibility for all of Pfizer’s manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as MCC’s outside general counsel, and prior to such representation, Cooperman Levitt Winikoff Lester & Newman, P.C. served as MCC’s outside general counsel from 1995.

     Since we are not a listed company, we are not required to establish an audit committee. Rather, the functions of an audit committee for our company are performed by the audit committee of our manager. The audit committee of our manager consists of three directors, all of whom are independent directors as defined by the listing standards of the Nasdaq Stock Market. The current members of the audit committee are Thomas V. Reifenheiser (Chairman), Craig S. Mitchell, and Natale S. Ricciardi. The board of directors of our manager has determined that Mr. Reifenheiser meets the Securities and Exchange Commission definition of an audit committee financial expert.

     The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2003.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

     Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the year ended December 31, 2004, MCC received $10.6 million of such management fees.

Other Relationships

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2004, we paid in aggregate $18.0 million in cash dividends on the preferred equity.

     On January 25, 2005, we borrowed $88.0 million from Mediacom LLC. The loan was funded with borrowings under Mediacom LLC’s bank credit facility. The loan is in the form of a demand note, which has a 6.7% annual interest rate, payable semi-annually in cash.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2004	2003
Audit fees	$225	$295
Audit-related fees	658	30
Tax fees	—	—
All other fees	11	—

Total	$894	$325

     Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and annual reports on Form 10-K. Audit-related fees consist of the Sarbanes-Oxley Section 404 readiness project fees and related audit consultation. All other fees include fees associated with the review of documents filed with the Securities and Exchange Commission.

     The audit committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Financial Statements

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b) Exhibits

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

2.1	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) (1)

2.2	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) (1)

2.3	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) (1)

2.4	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) (1)

3.1	Certificate of Formation of Mediacom Broadband LLC (2)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (2)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation (2)

3.4	By-Laws of Mediacom Broadband Corporation (2)

4.1	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (2)

4.2	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (3)

10.1	Amendment and Restatement of Credit Agreement, dated as of December 16, 2004, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Mediacom Broadband LLC (2)

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(c) Financial Statement Schedule

     The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts - is part of this Form 10-K and is on page 71.

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC
March 30, 2005	By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Manager, Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Manager, Chairman and Chief Executive Officer (principal executive officer)	March 30, 2005

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 30, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation
March 30, 2005	By:	/s/ Rocco B. Commisso
Rocco B. Commisso
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2005

/s/ Mark E. Stephan Mark E. Stephan	Treasurer and Secretary (principal financial officer and principal accounting officer)	March 30, 2005