Form 10-Q
period 2005-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2005-08-11
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,053	$9,130
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,034 and $2,803, respectively	33,243	31,287
Prepaid expenses and other assets	16,559	2,787

Total current assets	56,855	43,204
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $360,061 and $306,894, respectively	720,655	723,248
Intangible assets, net of accumulated amortization of $56,969 and $55,934, respectively	1,470,849	1,471,884

Total investment in cable television systems	2,191,504	2,195,132
Other assets, net of accumulated amortization of $8,143 and $7,026, respectively	20,034	19,909

Total assets	$2,268,393	$2,258,245

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$123,850	$115,379
Deferred revenue	21,545	20,831
Current portion of long-term debt	40,086	36,316

Total current liabilities	185,481	172,526
Long-term debt, less current portion	1,336,462	1,327,639
Other non-current liabilities	10,751	12,923

Total liabilities	1,532,694	1,513,088
Commitments and contingencies

PREFERRED MEMBERS’ INTEREST	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	725,000	725,000
Deferred compensation	(938)	—
Paid-in capital	1,028	—
Accumulated deficit	(139,391)	(129,843)

Total members’ equity	585,699	595,157

Total liabilities, preferred members’ interest and members’ equity	$2,268,393	$2,258,245

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$154,293	$146,462

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $28,206 and $27,494, respectively, shown separately below)	58,669	54,568
Selling, general and administrative expenses	34,957	31,944
Management fee expense	3,083	2,723
Depreciation and amortization	28,206	27,494

Operating income	29,378	29,733

Interest expense, net	(23,404)	(21,353)
(Loss) gain on derivatives, net	(916)	13,005
Other expense	(1,011)	(1,105)

Net income	$4,047	$20,280

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenues	$303,039	$291,124

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $57,087 and $53,343, respectively, shown separately below)	116,745	109,851
Selling, general and administrative expenses	68,082	63,835
Management fee expense	5,979	5,408
Depreciation and amortization	57,087	53,343

Operating income	55,146	58,687

Interest expense, net	(46,853)	(42,348)
Gain on derivatives, net	4,061	8,846
Other expense	(2,039)	(2,241)

Net income	$10,315	$22,944

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,315	$22,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,087	53,343
Gain on derivatives, net	(4,061)	(8,846)
Amortization of original issue discounts and deferred financing costs	1,117	1,107
Amortization of deferred compensation	90	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,956)	1,557
Prepaid expenses and other assets	(13,542)	7,052
Accrued liabilities	8,940	(27,807)
Deferred revenue	714	273
Other non-current liabilities	(160)	(1,113)

Net cash flows provided by operating activities	58,544	48,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,352)	(35,644)

Net cash flows used in investing activities	(53,352)	(35,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	200,750	65,000
Repayment of debt	(188,156)	(65,556)
Dividend payment on preferred members’ interest	(9,000)	(9,000)
Dividend payment to parent	(10,863)	—

Net cash flows used in financing activities	(7,269)	(9,556)

Net (decrease) increase in cash and cash equivalents	(2,077)	3,310
CASH AND CASH EQUIVALENTS, beginning of period	9,130	9,379

CASH AND CASH EQUIVALENTS, end of period	$7,053	$12,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$45,944	$42,671

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
     Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States
     Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC.
     Mediacom Broadband Corporation (“Broadband Corporation”), a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally with Mediacom Broadband, public debt securities. Broadband Corporation has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock on its consolidated balance sheets. Therefore, separate financial statements have not been presented for this entity.
(2) Statement of Accounting Presentation and Other Information
 Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom Broadband has prepared these unaudited consolidated financial statements as of June 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
 Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
 Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
 Programming Costs
     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company records them as liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.
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
     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Repairs and maintenance are expensed as incurred. Capitalized costs include direct labor and material as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a separate component in the consolidated statement of operations.
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 Derivative Instruments
     The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities in its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.
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
(3) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the SEC approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statements of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Property, Plant and Equipment
     As of June 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2005	2004
Land and land improvements	$4,585	$4,577
Buildings and leasehold improvements	24,253	24,026
Cable systems, equipment and subscriber devices	1,007,535	959,096
Vehicles	32,302	31,662
Furniture, fixtures and office equipment	12,041	10,781

	1,080,716	1,030,142
Accumulated depreciation	(360,061)	(306,894)

Property, plant and equipment, net	$720,655	$723,248

     Depreciation expenses for the three and six months ended June 30, 2005 were approximately $27.7 million and $56.1 million, respectively, and $27.0 million and $51.8 million, for the respective periods in 2004. As of June 30, 2005 and 2004, the Company had property under capitalized leases of $5.5 million and $5.5 million, respectively, before accumulated depreciation, and $3.0 million and $4.4 million, respectively, net of accumulated depreciation. During the three and six months ended June 30, 2005, the Company capitalized interest expense of $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2004, the Company capitalized interest expense of $0.3 million and $0.6 million, respectively.
(5) Intangible Assets
     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and the acquisitions were accounted for using the purchase method of accounting.
     The following table summarizes the net asset value for each intangible asset category as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2005	Value	Amortization	Value
Franchise costs	$1,290,113	$38,752	$1,251,361
Goodwill	204,582	—	204,582
Subscriber lists	33,123	18,217	14,906

	$1,527,818	$56,969	$1,470,849

	Gross Asset	Accumulated	Net Asset
December 31, 2004	Value	Amortization	Value
Franchise costs	$1,290,113	$38,752	$1,251,361
Goodwill	204,582	—	204,582
Subscriber lists	33,123	17,182	15,941

	$1,527,818	$55,934	$1,471,884

     Amortization expense for the three and six months ended June 30, 2005 were approximately $0.5 million and $1.0 million, as compared to $0.5 million and $1.5 million for the respective periods in 2004. The Company’s

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimated future aggregate amortization expense for 2005 through 2009 and beyond are $1.1 million, $2.1 million, $2.1 million, $2.1 million and $7.5 million, respectively.
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed its last impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of June 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accrued Liabilities
     Accrued liabilities consist of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Accrued interest	$24,705	$24,342
Accrued payroll and benefits	11,956	10,477
Accrued programming costs	42,534	36,356
Accrued property, plant and equipment	7,235	5,822
Accrued taxes and fees	12,484	12,804
Accrued telecommunications	6,746	9,160
Other accrued expenses	18,190	16,418

	$123,850	$115,379

(7) Debt
As of June 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):
	June 30,	December 31,
	2005	2004
Bank credit facilities	$973,750	$960,500
11% senior notes	400,000	400,000
Capital lease obligations	2,798	3,455

	$1,376,548	$1,363,955
Less: current portion	40,086	36,316

Total long-term debt	$1,336,462	$1,327,639

     The average interest rate on outstanding debt under the bank credit facility as of June 30, 2005 and 2004 were 5.0% and 3.2%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2005, the Company had unused credit commitments of approximately $352.1 million under its bank credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through June 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.4%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturity and the creditworthiness of the Company’s counterparties. At June 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $3.9 million, which is a component of other assets, and a derivative liability of $1.2 million, which is recorded in accrued liabilities and other non-current liabilities.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a loss of $0.9 million and a gain of $4.1 million for the three and six months ended June 30, 2005, and gains of $13.0 million and $8.8 million, for the respective three and six months periods in 2004.
     In January 2005, the Company received an $88.0 million loan from Mediacom LLC, a New York limited liability company wholly-owned by MCC. This loan was in the form of a demand note, with a 6.7% annual interest rate payable semi-annually in cash, and recorded as a component of the current portion of debt in the Company’s consolidated balance sheets and as new borrowings in its consolidated statements of cash flows. The proceeds from the loan were used to repay outstanding borrowings under the Company’s revolving credit facility. The Company repaid this loan and accrued interest in April 2005. The Company recorded $0.4 and $1.5 million of interest expense related to the demand note for the three and six months ended June 30, 2005, respectively.
     In May 2005, the Company refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.
     As of June 30, 2005, approximately $9.9 million letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
(8) Stock-Based Compensation
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
     During the six months ended June 30, 2005, certain employees received grants of stock options and restricted stock units exercisable on underlying MCC shares. The stock option grants totaled 36,000 options which had an exercise price of $5.42 and vest equally over four years. The restricted stock units were granted in two tranches. The first tranche was a grant of 42,600 restricted stock units at a grant price of $5.69 and vests equally over four years. The second tranche was a grant of 145,000 restricted stock units at a grant price of $5.42 with a cliff vest at the end of four years.
     No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the exercise price of the options was at fair market value at the date of grant. As of June 30, 2005, the Company has recorded $1.0 million of intrinsic value related to the restricted stock unit awards as deferred compensation and paid-in capital in its consolidated balance sheet. During the three and six months ended June 30, 2005, the Company amortized $64,000 and $90,000, respectively, of deferred compensation as compensation expense in its consolidated statements of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$4,047	$20,280	$10,315	$22,944
Add: Total stock-based compensation expense included in net income as reported above	64	—	90	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(205)	(146)	(477)	(396)

Pro forma net income	$3,906	$20,134	$9,928	$22,548

The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Related Party Transactions
     The Company paid dividends to MCC in the amount of $6.3 million and $10.9 million, for the three and six months ended June 30, 2005, respectively. The Company recorded management fee expense due to MCC of $3.1 and $6.0 for the three and six months ended June 30, 2005, respectively.
     Mediacom LLC has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the six months ended June 30, 2005 and 2004, the Company paid $9.0 million in cash dividends on the preferred equity.
(10) Legal Proceedings
     On April 5, 2004, a lawsuit was filed against MCC Georgia LLC, one of the Company’s subsidiaries, MCC, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleged that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleged that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff sought injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.
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
     On August 2, 2005, the Company settled its litigation with EchoStar for an amount which is not significant to the Company’s financial condition, operations or cash flows. Neither party admitted liability concerning the matter.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant or adverse effect on the Company’s financial position, operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and, beginning in June 2005 in certain markets, residential cable telephony. We currently offer video and HSD bundles and, with the introduction of cable telephony in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of June 30, 2005, our cable systems passed an estimated 1.46 million homes and served 776,000 basic subscribers. We provide digital video services to 266,000 digital customers, representing a penetration of 34.3% of our basic subscribers. We also currently provide HSD to 235,000 data customers, representing a penetration of 16.1% of our estimated homes passed.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. By year-end 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers, as compared to an estimated 75% at year-end 2003. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets in 2005 representing a modest amount of our subscriber base.

Actual Results of Operations
 Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth the unaudited consolidated statement of operations for the three months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$154,293	$146,462	$7,831	5.3%
Costs and expenses:
Service costs	58,669	54,568	4,101	7.5%
Selling, general and administrative expenses	34,957	31,944	3,013	9.4%
Management fee expense	3,083	2,723	360	13.2%
Depreciation and amortization	28,206	27,494	712	2.6%

Operating income	29,378	29,733	(355)	(1.2%)
Interest expense, net	(23,404)	(21,353)	(2,051)	9.6%
(Loss) gain on derivatives, net	(916)	13,005	(13,921)	NM
Other expense	(1,011)	(1,105)	94	(8.5%)

Net income	$4,047	$20,280	$(16,233)	NM

 Revenues
     The following table sets forth revenue information for the three months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$117.6	76.2%	$115.9	79.1%	$1.7	1.5%
Data	26.6	17.2%	21.5	14.7%	5.1	23.7%
Advertising	10.1	6.6%	9.1	6.2%	1.0	11.0%

	$154.3	100.0%	$146.5	100.0%	$7.8	5.3%

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
     Revenues rose 5.3%, primarily attributable to an increase in data revenues.
     Video revenues increased 1.5%, as a result of higher fees from our advanced video products and services and the impact of rate increases applied on our subscribers, offset in part by a loss of basic subscribers from 789,000 as of June 30, 2004, to 776,000 as of June 30, 2005.

Average monthly video revenue per basic subscriber rose 3.9% from $48.28 to $50.15. Our loss of basic subscribers partly occurred in 2004, resulting primarily from increased competitive pressures by DBS service providers and, to a lesser extent, from our tightened customer credit policies throughout 2004. To reverse this basic subscriber trend, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the six months ended June 30, 2005, with a loss of 7,000 subscribers, compared to a loss of 30,300 in the same period last year. During the three months ended June 30, 2005, we lost 11,500 basic subscribers, compared to a loss of 22,000 in the same period last year. In addition, our digital television product category has rebounded significantly, growing 30,000 digital customers during the six months ended June 30, 2005, compared to a loss of 8,600 in the same period last year. We had 266,000 digital customers as of June 30, 2005, compared to 223,000 as of June 30, 2004. Historically, we experience a seasonal decline in basic subscribers during the second quarter as a significant portion of college students in our markets disconnect at the end of the school year.
     Data revenues rose 23.7%, primarily due to a 29.1% year-over-year increase in data customers from 182,000 to 235,000 and, to a much lesser extent, increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $40.88 to $38.48, largely due to various promotional offers since mid-year 2004.
     Advertising revenues increased 11.0%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
 Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 7.5%, primarily due to increases in programming, field operating and employee costs. Programming expenses increased 6.0%, as a result of lower launch support received from our programming suppliers in return for our carriage of their services and higher unit costs charged by them, significantly offset by a lower base of basic subscribers during the quarter ended June 30, 2005. Field operating costs rose 20.4%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in vehicle related costs and plant repairs and maintenance. Employee related costs grew 6.6%, primarily due to increased headcount, overtime and commissions related to higher levels of customer activity, network maintenance and greater staffing of technical support for our data business, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 38.0% for the three months ended June 30, 2005, as compared to 37.3% for the three months ended June 30, 2004.
     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
     Selling, general and administrative expenses rose 9.4%, principally due to higher employee and advertising expenses related to increased customer activity, partially offset by a decrease in bad debt expense. Employee costs increased 23.1%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Advertising expenses rose 8.5%, primarily due to higher salaries and commissions on increased revenues. The increase in selling, general and administrative expense was offset by a 4.2% decrease in bad debt expense as a result of more effective customer credit and collection activities. Selling, general and administrative expenses as a percentage of revenues were 22.7% and 21.8% for the three months ended June 30, 2005 and 2004.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 13.2%, which reflects greater overhead costs charged by MCC during the three month period ended June 30, 2005. As a percentage of revenues, management fee expense was 2.0% and 1.9% for the three months ended June 30, 2005 and 2004, respectively.
     Depreciation and amortization increased 2.6%, principally due to increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
 Interest Expense, Net
     Interest expense, net, increased by 9.6%, primarily due to higher market interest rates on variable rate debt and to a lesser extent, slightly higher average indebtedness for the three months ended June 30, 2005, as compared to the respective period in 2004.
 (Loss) Gain on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005, we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $0.9 million for the three months ended June 30, 2005, as compared to a gain of $13.0 million for the three months ended June 30, 2004.
 Other Expense
     Other expense was $1.0 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments.
 Net Income
     As a result of the factors described above, we generated net income for the three months ended June 30, 2005 of $4.0 million, as compared to net income of $20.3 million for the three months ended June 30, 2004.

 Six months ended June 30, 2005 Compared to Six months ended June 30, 2004
     The following table sets forth the unaudited consolidated statement of operations for the six months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$303,039	$291,124	$11,915	4.1%
Costs and expenses:
Service costs	116,745	109,851	6,894	6.3%
Selling, general and administrative expenses	68,082	63,835	4,247	6.7%
Management fee expense	5,979	5,408	571	10.6%
Depreciation and amortization	57,087	53,343	3,744	7.0%

Operating income	55,146	58,687	(3,541)	(6.0%)
Interest expense, net	(46,853)	(42,348)	(4,505)	10.6%
Gain on derivatives, net	4,061	8,846	(4,785)	NM
Other expense	(2,039)	(2,241)	202	(9.0%)

Net income	$10,315	$22,944	$(12,629)	NM

 Revenues
     The following table sets forth revenue information for the six months ended June 30, 2005 and 2004 (dollars in millions):

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$232.6	76.8%	$231.7	79.6%	$0.9	0.4%
Data	51.8	17.1%	42.3	14.5%	9.5	22.5%
Advertising	18.6	6.1%	17.1	5.9%	1.5	8.8%

	$303.0	100.0%	$291.1	100.0%	$11.9	4.1%

     Revenues rose 4.1%, primarily attributable to an increase in data revenues.
     Video revenues increased 0.4%, as a result of higher fees from our advanced video products and services and the impact of rate increases applied on our basic subscribers, offset by as a 1.6% reduction in basic subscribers from 789,000 as of June 30, 2004, to 776,000 as of June 30, 2005. Average monthly video revenue per basic subscriber increased 3.6% from $48.02 to $49.74.
     Data revenues rose 22.5%, primarily due to a 29.1% year-over-year increase in data customers from 182,000 to 235,000 and, to a lesser extent, increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $41.54 to $39.25, largely due to various promotional offers since mid-year 2004.

     Advertising revenues increased 8.8%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
 Costs and Expenses
     Service costs increased 6.3%, primarily due to increases in programming, field operating, data and employee costs. Programming costs increased 4.2%, as a result of lower launch support received from our programming suppliers in return for our carriage of their services and higher unit costs charged by them, significantly offset by a lower base of basic subscribers during the six months ended June 30, 2005. Field operating costs rose 20.5%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in vehicle related costs. Employee related costs grew 4.5%, primarily due to increased overtime and commissions related to greater staffing of technical support for our data business, significantly offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 38.5% and 37.7% for the six months ended June 30, 2005 and 2004, respectively.
     Selling, general and administrative expenses rose 6.7%, principally due to higher employee, marketing and office costs primarily related to increased customer activity, partially offset by a decrease in bad debt expense. Employee costs increased 13.5%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Marketing costs grew 17.1%, as a result of increased costs associated with contracted direct sales personnel and advertising campaigns. Office costs rose 14.5%, due primarily to higher telephone expenses. The increase in selling, general and administrative expense was offset by an 18.7% decrease in bad debt expense as a result of more effective customer credit and collection activities. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 21.9% for the six months ended June 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 10.6%, which reflects greater overhead costs charged by MCC during the six month period ended June 30, 2005. As a percentage of revenues, management fee expense was 2.0% and 1.9% for the six months ended June 30, 2005 and 2004, respectively.
     Depreciation and amortization increased 7.0%, principally due to increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
 Interest Expense, Net
     Interest expense, net, increased 10.6%, primarily due to higher market interest rates on variable rate debt and to a lesser extent, slightly higher average indebtedness for the six months ended June 30, 2005, as compared to the respective period in 2004.
 Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005, we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $4.1 million for the six months ended June 30, 2005, as compared to a gain on derivatives of $8.8 million for the six months ended June 30, 2004.

 Other Expense
     Other expense was $2.0 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments.
 Net Income
     As a result of the factors described above, we generated net income for the six months ended June 30, 2005 of $10.3 million, as compared to net income of $22.9 million for the six months ended June 30, 2004.

Liquidity and Capital Resources
 Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and residential cable telephony. In the six months ended June 30, 2005, we made $53.4 million of capital expenditures. Although we did not make any strategic acquisitions or sales of cable systems during the six months ended June 30, 2005, we have historically entered into such transactions and may continue to do so in the future.
     We have a significant level of debt. As of June 30, 2005, our total debt was $1.38 billion. Of this amount, $40.1 million and $55.0 million will mature within the twelve months ending June 30, 2006 and 2007, respectively. Given our level of indebtedness, we also have significant interest expense obligations. During the six months ended June 30, 2005, we paid cash interest of $45.9 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior note.
     During the six months ended June 30, 2005, we generated $58.5 million of net cash flows from operating activities, which together with the $2.1 million decrease in our cash balances, funded net cash flows used in investing activities of $53.4 million and net cash flows used in financing activities of $7.3 million. Our cash requirements were predominantly capital expenditures during the six months ended June 30, 2005.
     As of June 30, 2005, we had unused credit commitments of about $352.1 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facility is subject to our remaining in compliance with the covenants of our credit facility, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facility and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
 Operating Activities
     Net cash flows provided by operating activities were $58.5 million and $48.5 million for the six months ended June 30, 2005 and 2004, respectively. This increase was principally due to the timing of cash receipts and expenses in our working capital accounts, offset in part by a decline in operating income.
 Investing Activities
     Net cash flows used in investing activities were $53.4 million and $35.6 million for the six months ended June 30, 2005 and 2004, respectively. All of the cash flows used in investing activities have been for capital expenditures. Capital expenditures rose $17.8 million from $35.6 million for the six months ended June 30, 2004 to $53.4 million for the same period in 2005, resulting mainly from greater levels of customer connection activities and, to a lesser extent, from network upgrades and the planned investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include increased unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs.
 Financing Activities
     Net cash flows used in financing activities were $7.3 million and $9.6 million for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, our financing activities included the following:

     In May 2005, we refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.
     In January 2005, we borrowed $88.0 million in the form of a demand note from Mediacom LLC, a wholly-owned subsidiary of MCC. We repaid the demand note in April 2005.
     During the six months ended, we paid dividends of $10.9 million to MCC and dividends on preferred members’ interest of $9.0 million to Mediacom LLC.
 Other
     We have entered into interest rate exchange agreements with counterparties, which expire from July 2006 through March 2007, to hedge $400.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of June 30, 2005, about 58.3% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt capital was approximately 6.7%.
     As of June 30, 2005, approximately $9.9 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense(1)	Total
July 1, 2005 to June 30, 2006	$38,750	$1,336	$1,244	$92,482	$133,812
July 1, 2006 to June 30, 2007	53,750	1,289	1,085	90,515	146,639
July 1, 2007 to June 30, 2008	65,000	173	748	87,803	153,724
July 1, 2008 to June 30, 2009	141,750		472	84,568	226,790
July 1, 2009 to June 30, 2010	200,750		298	77,523	278,571
Thereafter	873,750		590	190,118	1,064,458

Total cash obligations	$1,373,750	$2,798	$4,437	$623,009	$2,003,994

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of June 30, 2005 and the average interest rates applicable under such debt obligations.

Critical Accounting Policies
     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 1 of our unaudited consolidated financial statements.
 Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
 Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
 Programming Costs
     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheet and recognize such amounts as a reduction of programming costs (which are a component of service costs in our consolidated statement of operations) over the carriage term of the programming contract.
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

 Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Any loss is included as a component of either depreciation expense or amortization expense, as appropriate, unless it is material to the period in question whereby we would present it separately..
 Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. We completed our most recent impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. As of June 30, 2005, there were no events since then that would require an analysis to be completed before the next annual test date.
 Derivative Instruments
     We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.
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
Inflation and Changing Prices
     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate swaps to fix the interest rate on our variable interest rate debt. As of June 30, 2005, we had $400.0 million of interest rate swaps with various banks at a weighted average fixed rate of approximately 3.4%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At June 30, 2005, based on the mark-to-market valuation, we would have received approximately $2.7 million, including accrued interest, if we terminated these agreements.
     The table below provides the expected maturity and estimated fair value of our debt as of June 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

	Senior	Bank Credit	Capital Lease
	Notes	Facilities	Obligations	Total
Expected Maturity:

July 1, 2005 to June 30, 2006		$38,750	$1,336	$40,086
July 1, 2006 to June 30, 2007		53,750	1,289	55,039
July 1, 2007 to June 30, 2008		65,000	173	65,173
July 1, 2008 to June 30, 2009		141,750		141,750
July 1, 2009 to June 30, 2010		200,750		200,750
Thereafter	400,000	473,750		873,750

Total	$400,000	$973,750	$2,798	$1,376,548

Fair Value	$433,000	$973,750	$2,798	$1,409,548

Weighted Average Interest Rate	11.0%	5.0%	3.1%	6.7%

ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
August 11, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
August 11, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Treasurer and Secretary