Form 10-Q
period 2005-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2005-11-14
CIK 1161364, 1161366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

Commission File Numbers:	333-72440
333-72440-01
Mediacom Broadband LLC
Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Numbers)
100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)
(845) 695-2600
(Registrants’ telephone number)
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable
     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

     This Quarterly Report contains certain forward-looking statements relating to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continues” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the “Securities and Exchange Commission (“SEC”). Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to (and expressly disclaim any such obligation to) publicly update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,596	$9,130
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,237 and $2,803, respectively	33,021	31,287
Prepaid expenses and other assets	18,810	2,787

Total current assets	58,427	43,204
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $387,945 and $306,894, respectively	724,089	723,248
Franchise cost, net of accumulated amortization of $38,752 and $38,752, respectively	1,251,361	1,251,361
Goodwill	204,582	204,582
Subscriber lists, net of accumulated of $18,734 and $17,182, respectively	14,389	15,941

Total investment in cable television systems	2,194,421	2,195,132
Other assets, net of accumulated amortization of $8,756 and $7,026, respectively	28,052	19,909

Total assets	$2,280,900	$2,258,245

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$108,077	$115,379
Deferred revenue	21,880	20,831
Current portion of long-term debt	41,972	36,316

Total current liabilities	171,929	172,526
Long-term debt, less current portion	1,369,489	1,327,639
Other non-current liabilities	9,355	12,923

Total liabilities	1,550,773	1,513,088

PREFERRED MEMBERS’ INTEREST	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(144,873)	(129,843)

Total members’ equity	580,127	595,157

Total liabilities, preferred members’ interest and members’ equity	$2,280,900	$2,258,245

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004

Revenues	$152,685	$144,977

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $28,488 and $26,957, respectively, shown separately below)	60,204	55,411
Selling, general and administrative expenses	34,115	32,850
Management fee expense	3,002	2,798
Depreciation and amortization	28,488	26,957

Operating income	26,876	26,961

Interest expense, net	(24,628)	(21,875)
Gain (loss) on derivatives, net	2,156	(2,146)
Other expense	(857)	(1,319)

Net income	3,547	1,621

Dividend to preferred members	4,500	4,500

Net loss available to members	$(953)	$(2,879)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Revenues	$455,725	$436,101

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $85,575 and $80,300, respectively, shown separately below)	177,283	165,458
Selling, general and administrative expenses	101,863	96,489
Management fee expense	8,981	8,206
Depreciation and amortization	85,575	80,300

Operating income	82,023	85,648

Interest expense, net	(71,481)	(64,223)
Gain on derivatives, net	6,217	6,700
Other expense	(2,898)	(3,560)

Net income	13,861	24,565

Dividend to preferred members	13,500	13,500

Net income available to members	$361	$11,065

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,861	$24,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,575	80,300
Gain on derivatives, net	(6,217)	(6,700)
Amortization of deferred financing costs	1,729	1,610
Amortization of deferred compensation	154	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,734)	1,906
Prepaid expenses and other assets	(16,715)	7,126
Accrued liabilities	(6,831)	(43,189)
Deferred revenue	1,049	246
Other non-current liabilities	(931)	(1,925)

Net cash flows provided by operating activities	69,940	63,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,758)	(61,558)
Other investment activities	—	(628)

Net cash flows used in investing activities	(84,758)	(62,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	285,750	116,000
Repayment of debt	(438,245)	(110,134)
Issuance of senior notes	200,000	—
Financing costs	(6,330)	—
Dividend payment on preferred members’ interest	(13,500)	(13,500)
Dividend payment to parent	(15,391)	—

Net cash flows provided by (used in) financing activities	12,284	(7,634)

Net (decrease) increase in cash and cash equivalents	(2,534)	(5,881)

CASH AND CASH EQUIVALENTS, beginning of period	9,130	9,379

CASH AND CASH EQUIVALENTS, end of period	$6,596	$3,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$81,420	$75,794

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
(2) Statement of Accounting Presentation and Other Information
 Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom Broadband has prepared these unaudited consolidated financial statements as of September 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
 Revenue Recognition
     Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
 Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical experience. The change in the estimate of probable losses resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and nine months ended September 30, 2005.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
 Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings.	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipments and subscriber devices.	4 to 20 years
Vehicles.	5 years
Furniture, fixtures and office equipment.	5 years
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.
     The Company annually tests its franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company uses the guidance contained in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems cluster’s other net assets. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statement of operations and earnings per share.
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
(4) Property, Plant and Equipment
     As of September 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2005	2004
Land and land improvements	$4,567	$4,577
Buildings and leasehold improvements	24,343	24,026
Cable systems, equipment and subscriber devices	1,036,895	959,096
Vehicles	33,861	31,662
Furniture, fixtures and office equipment	12,368	10,781

	1,112,034	1,030,142
Accumulated depreciation	(387,945)	(306,894)

Property, plant and equipment, net	$724,089	$723,248

     Depreciation expenses for the three and nine months ended September 30, 2005 were approximately $27.9 million and $84.0 million, respectively, and $26.5 million and $78.4 million, for the respective periods in 2004. As of September 30, 2005 and 2004, the Company had property under capitalized leases of $5.5 million and $5.5 million, respectively, before accumulated depreciation, and $2.7 million and $4.1 million, respectively, net of accumulated depreciation. During the three and nine months ended September 30, 2005, the Company capitalized interest expense of $0.5 million and $1.1 million, respectively. For the three and nine months ended September 30, 2004, the Company capitalized interest expense of $0.3 million and $0.9 million, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Intangible Assets
     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and the acquisitions were accounted for using the purchase method of accounting.
     Amortization expense for the three and nine months ended September 30, 2005 were approximately $0.6 million and $1.6 million, as compared to $0.5 million and $2.0 million for the respective periods in 2004. The Company’s estimated future aggregate amortization expense for 2005 through 2009 and beyond are $0.6 million, $2.1 million, $2.1 million, $2.1 million and $7.5 million, respectively.
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its last annual impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of September 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accrued Liabilities
     Accrued liabilities consist of the following as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004

Accrued interest	$13,765	$24,342
Accrued payroll and benefits	13,128	10,477
Accrued programming costs	35,815	36,356
Accrued property, plant and equipment	7,394	5,822
Accrued taxes and fees	11,965	12,804
Accrued telecommunications	8,794	9,160
Other accrued expenses	17,216	16,418

	$108,077	$115,379

(7) Debt
     As of September 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	September 30,	December 31,
	2005	2004

Bank credit facilities	$809,000	$960,500
11% senior notes	400,000	400,000
8 1/2% senior notes	200,000	—
Capital lease obligations	2,461	3,455

	$1,411,461	$1,363,955
Less: current portion	41,972	36,316

Total long-term debt	$1,369,489	$1,327,639

     The average interest rate on outstanding debt under the bank credit facility as of September 30, 2005 and 2004 was 5.5% and 3.7%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2005, the Company had unused credit commitments of approximately $493.1 million under its

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
bank credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through September 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.4%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturity and the creditworthiness of the Company’s counterparties. At September 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $5.3 million, which is a component of prepaid expenses and other assets and non-current other assets, and a derivative liability of $0.4 million, which is recorded in accrued liabilities and other non-current liabilities.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a gain of $2.2 million and a loss of $6.2 million for the three and nine months ended September 30, 2005, and a loss of $2.1 million and a gain of $6.7 million, for the respective three and nine months periods in 2004.
     In August 2005, the Company issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. The Company incurred approximately $6.3 million in financing costs related to issuance of the 8 1/2% Senior Notes, which included $3.3 million of original issue discount.
     As of September 30, 2005, approximately $9.9 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
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
     During the nine months ended September 30, 2005, certain employees received 36,000 grants of stock options exercisable on underlying MCC shares with an exercise price of $5.42 that vest equally over four years. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the exercise price of the options was at fair market value at the date of grant.
     During the nine months ended September 30, 2005, certain employees received 187,600 restricted stock units on underlying MCC shares. The restricted stock units were issued at a weighted average price of $5.48 per share, with a weighted average vesting period of 3.7 years. During the three and nine months ended September 30, 2005, the Company recorded $64,000 and $154,000, respectively, of compensation expense in its consolidated statements of operations related to the grants of restricted stock units. During the nine months ended September 30, 2005, 1,800 restricted stock units were forfeited.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$3,547	$1,621	$13,861	$24,565
Add: Total stock-based compensation expense included in net income as reported above	64	—	154	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(314)	(143)	(791)	(795)

Pro forma net income	$3,297	$1,478	$13,224	$23,770

     The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Related Party Transactions
     The Company paid dividends to MCC in the amount of $4.5 million and $15.4 million, for the three and nine months ended September 30, 2005, respectively. The Company recorded management fee expense due to MCC of $3.0 and $9.0 for the three and nine months ended September 30, 2005, respectively.
     Mediacom LLC has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the nine months ended September 30, 2005 and 2004, the Company paid $13.5 million in cash dividends on the preferred equity.
(10) Legal Proceedings
     The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant or adverse effect on the Company’s financial position, operations or cash flows.
(11) Subsequent Event
     In October 2005, the Company amended the revolving credit portion of its senior secured credit facility: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the of the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. The Company incurred $4.7 million in financing costs associated with this amendment, which will be amortized over the term of the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and, in certain markets, phone service. We currently offer video and HSD bundles and, with our recent introduction of phone service in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of September 30, 2005, our cable systems passed an estimated 1.46 million homes and served 774,000 basic subscribers. We provide digital video services to 280,000 digital customers and HSD to 252,000 data customers, representing a digital penetration of 36.2% of our basic subscribers and a data penetration of 17.3% of our estimated homes passed, respectively.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have increased the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2005 and year-end 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers, as compared to an estimated 75% at year-end 2003 and 2002, respectively. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets during the rest of 2005 representing a modest amount of our subscriber base.

Actual Results of Operations
   Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following table sets forth the unaudited consolidated statement of operations for the three months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$152,685	$144,977	$7,708	5.3%
Costs and expenses:
Service costs	60,204	55,411	4,793	8.6%
Selling, general and administrative expenses	34,115	32,850	1,265	3.9%
Management fee expense	3,002	2,798	204	7.3%
Depreciation and amortization	28,488	26,957	1,531	5.7%

Operating income	26,876	26,961	(85)	(0.3%)
Interest expense, net	(24,628)	(21,875)	(2,753)	12.6%
Gain (loss) on derivatives, net	2,156	(2,146)	4,302	NM
Other expense	(857)	(1,319)	462	(35.0%)

Net income	$3,547	$1,621	$1,926	NM

   Revenues
     The following table sets forth revenue information for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$115,749	75.8%	$112,926	77.9%	$2,823.0	2.5%
Data	27,482	18.0%	22,071	15.2%	5,411.0	24.5%
Advertising	9,454	6.2%	9,980	6.9%	(526.0)	-5.3%

	$152,685	100.0%	$144,977	100.0%	$7,708.0	5.3%

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
     Revenues rose 5.3%, attributable primarily to an increase in data revenues and, to a lesser extent, to an increase in video revenues, offset in part by a decrease in advertising revenues.

     Video revenues increased 2.5%, primarily as a result of rate increases applied on our subscribers and higher fees from our advanced video products and services, offset in part by a 0.8% decrease in basic subscribers from 780,000 to 774,000. Average monthly video revenue per basic subscriber rose 3.8% to $49.78 from $47.98. Our loss of basic subscribers partly occurred in 2004, resulting primarily from continuing competitive pressures by other video providers and, to a lesser extent, from our tightened customer credit policies throughout 2004.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. We also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.
     Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the nine months ended September 30, 2005, with a loss of 9,000 basic subscribers, compared to a loss of 39,000 in the same period last year. During the three months ended September 30, 2005, we lost 2,000 basic subscribers, compared to a loss of 9,000 in the same period last year. In addition, our digital television product category has rebounded significantly, growing 44,000 digital customers during the nine months ended September 30, 2005, compared to a loss of 4,000 in the same period last year. We had 280,000 digital customers as of September 30, 2005, compared to 228,000 as of September 30, 2004.
     Data revenues rose 24.5%, primarily due to a 27.9% year-over-year increase in data customers from 197,000 to 252,000 and, to a much lesser extent, the growth of our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased from $38.82 to $37.58, largely due to promotional offers in 2005.
     Advertising revenues decreased 5.3%, as a result of a decline in political advertising, offset in part by stronger national and regional ad sales.
   Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 8.6%, primarily due to increases in programming, field operating and employee costs, offset in part by an increase in capitalized labor and overhead. Programming expenses increased 7.2%, as a result of lower launch support, which we receive from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, offset in part by a lower base of basic subscribers during the quarter ended September 30, 2005. Field operating costs rose 25.1%, primarily due to the greater use of outside contractors to service higher levels of customer activity and increases in vehicle fuel costs. Employee related costs grew 8.2%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service and, to a lesser extent, greater staffing of technical support for our data business. Service costs as a percentage of revenues were 39.4% for the three months ended September 30, 2005, as compared to 38.2% for the three months ended September 30, 2004.
     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
     Selling, general and administrative expenses rose 3.9%, principally due to higher employee expenses offset by lower marketing costs and bad debt expenses. Employee costs increased 19.6%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. These increases were offset in part by an 18.0% decrease in marketing expenses primarily due to lower contracted direct sales costs and print mail advertising costs as well as a 13.9% decrease in bad debt expense as a result of a change in estimate in our advertising business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 22.3% and 22.7% for the three months ended September 30, 2005 and 2004.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 7.3%, which reflects greater overhead costs charged by MCC during the three month period ended September 30, 2005. As a percentage of revenues, management fee expense was 2.0% and 1.9% for the three months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization increased 5.7%, principally due to increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
   Interest Expense, Net
     Interest expense, net, increased 12.6%, primarily due to higher market interest rates on variable rate debt and replacement of lower cost bank debt with the issuance of our 8 1/2% Senior Notes due 2015.
   Gain (loss) on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005, we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $2.2 million for the three months ended September 30, 2005, as compared to a loss of $2.1 million for the three months ended September 30, 2004.
   Other Expense
     Other expense was $0.9 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.
   Net Income
     As a result of the factors described above, we generated net income for the three months ended September 30, 2005 of $3.5 million, as compared to net income of $1.6 million for the three months ended September 30, 2004.

   Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004
     The following table sets forth the unaudited consolidated statement of operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$455,725	$436,101	$19,624	4.5%
Costs and expenses:
Service costs	177,283	165,458	11,825	7.1%
Selling, general and administrative expenses	101,863	96,489	5,374	5.6%
Management fee expense	8,981	8,206	775	9.4%
Depreciation and amortization	85,575	80,300	5,275	6.6%

Operating income	82,023	85,648	(3,625)	(4.2%)
Interest expense, net	(71,481)	(64,223)	(7,258)	11.3%
Gain on derivatives, net	6,217	6,700	(483)	NM
Other expense	(2,898)	(3,560)	662	(18.6%)

Net income	$13,861	$24,565	$(10,704)	NM

   Revenues
     The following table sets forth revenue information for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$348,348	76.4%	$344,624	79.0%	$3,724	1.1%
Data	79,313	17.4%	64,417	14.8%	14,896	23.1%
Advertising	28,064	6.2%	27,060	6.2%	1,004	3.7%

	$455,725	100.0%	$436,101	100.0%	$19,624	4.5%

     Revenues rose 4.5%, primarily attributable to an increase in data revenues and in part an increase in video and advertising revenues.
     Video revenues increased 1.1%, as a result of rate increases applied on our subscribers and higher fees from our advanced video products and services, offset in part by a 0.8% reduction in basic subscribers from 780,000 as of September 30, 2004, to 774,000 as of September 30, 2005. Average monthly video revenue per basic subscriber increased 2.9% from $47.89 to $49.72. Our loss of basic subscribers resulted from continuing competitive pressures by other video providers.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. We also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.

     Data revenues rose 23.1%, primarily due to a 27.9% year-over-year increase in data customers from 197,000 to 252,000 and, to a lesser extent, the growth of our commercial services and enterprise network businesses. Average monthly data revenue per data customer decreased from $40.35 to $38.54, largely due to promotional offers in 2005.
     Advertising revenues increased 3.7%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
   Costs and Expenses
     Service costs increased 7.1%, primarily due to increases in programming, field operating, data and employee costs. Programming costs increased 5.2%, as a result of lower launch support, which we receive from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, offset in part by a lower base of basic subscribers during the nine months ended September 30, 2005. Field operating costs rose 22.1%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in vehicle fuel costs. Employee related costs grew 6.0%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service and routine repairs and maintenance, offset in part by a decrease in certain employee insurance costs. Service costs as a percentage of revenues were 38.9% and 37.9% for the nine months ended September 30, 2005 and 2004, respectively.
     Selling, general and administrative expenses rose 5.6%, principally due to higher employee costs, office costs, and marketing expenses, offset in part by a decrease in bad debt expense. Employee costs increased 15.3%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Office costs increased by 16.3% primarily from higher telephone expenses. Marketing costs grew 4.5%, as a result of an increase in contracted direct sales and television and radio advertising, offset in part by a decrease in print mail advertising campaigns. These increases were offset in part by a 16.2% decrease in bad debt expense as a result of more effective customer credit and collection activities and better collection experience in our advertising business. Selling, general and administrative expenses as a percentage of revenues were 22.4% and 22.1% for the nine months ended September 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 9.4%, which reflects greater overhead costs charged by MCC during the nine month period ended September 30, 2005. As a percentage of revenues, management fee expense was 2.0% and 1.9% for the nine months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization increased 6.6%, principally due to increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
   Interest Expense, Net
     Interest expense, net, increased 11.3%, due to higher market interest rates on variable rate debt and replacement of lower cost bank debt with the issuance of our 8 1/2% Senior Notes due 2015.
   Gain on Derivatives, Net
     We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005, we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $6.2 million and $6.7 million for the nine months ended September 30, 2005 and 2004, respectively.
   Other Expense
     Other expense was $2.9 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.
   Net Income
     As a result of the factors described above, we generated net income for the nine months ended September 30, 2005 of $13.9 million, as compared to net income of $24.6 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources
   Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments, however, have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and phone service. In the nine months ended September 30, 2005, we made $84.8 million of capital expenditures.
     We have a significant level of debt. As of September 30, 2005, our total debt was $1.41 billion. Of this amount, $42.0 million matures within the twelve months ending September 30, 2006. We continue to extend our debt maturities through the refinancing of debt, as discussed below. Given our level of indebtedness, we also have significant interest expense obligations. During the nine months ended September 30, 2005, we paid cash interest of $81.4 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our 11% senior note.
     During the nine months ended September 30, 2005, we generated $69.9 million of net cash flows from operating activities, which together the cash provided by financing activities of $12.3 million and the $2.5 million decrease in our cash balances, funded net cash flows used in investing activities of $84.8 million. Our cash requirements for investing activities were predominantly capital expenditures during the nine months ended September 30, 2005.
     We have a $1.4 billion bank credit facility that expires in 2014 and consists of a revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan. In October 2005, we amended our credit facility to increase the revolving credit commitment portion from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and to extend the termination date of the commitments not subject to reductions from March 2010 to December 2012.
     As of September 30, 2005, we had unused credit commitments of about $493.1 million under our bank credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of that same date, giving effect to the amendment, we had unused credit commitments of about $600.6 million, of which $581.9 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through September 30, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
   Operating Activities
     Net cash flows provided by operating activities were $69.9 million and $63.9 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was principally due to the timing of cash receipts and expenses in our working capital accounts, offset in part by a decline in operating income.
   Investing Activities
     Net cash flows used in investing activities were $84.8 million and $62.2 million for the nine months ended September 30, 2005 and 2004, respectively. All of the cash flows used in investing activities have been for capital expenditures. Capital expenditures rose $23.2 million from $61.6 million for the nine months ended September 30, 2004 to $84.8 million for the same period in 2005, resulting mainly from greater levels of customer connection activities and, to a lesser extent, from network upgrades and the planned investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include increased unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs of our technicians and outside contractors.
   Financing Activities
     Net cash flows provided by financing activities were $12.3 million compared to net cash flows used in financing activities of $7.6 million for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, our financing activities included the following:
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
In August 2005, we issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture governing the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of Indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband. The proceeds from this offering were used to reduce outstanding balances under our revolving credit facilities. We incurred approximately $6.3 million in financing costs related to the issuance of the 8 1/2% Senior Notes, which included $3.3 million of original issue discount.
During the nine months ended September 30, 2005, we paid dividends of $15.4 million to MCC and dividends on preferred members’ interest of $13.5 million to Mediacom LLC.
   Other
     We have entered into interest rate exchange agreements with counterparties, which expire from July 2006 through March 2007, to hedge $400.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of September 30, 2005, about 71.0% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt capital was approximately 7.4%.
     As of September 30, 2005, approximately $9.9 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense(1)	Total
October 1, 2005 to September 30, 2006	$40,625	$1,347	1,835	$114,501	$158,308
October 1, 2006 to September 30, 2007	59,375	1,016	1,363	112,363	174,117
October 1, 2007 to September 30, 2008	65,000	98	1,024	109,384	175,506
October 1, 2008 to September 30, 2009	81,875	—	872	105,812	188,559
October 1, 2009 to September 30, 2010	89,625	—	711	98,030	188,366
Thereafter	1,072,500	—	1,153	—	1,073,653

Total cash obligations	$1,409,000	$2,461	$6,958	$540,089	$1,958,508

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2005 and the average interest rates applicable under such debt obligations.

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
   Revenue Recognition
     Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
   Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, we revised our estimate of probable losses in the accounts receivable of our advertising business to better reflect historical experience. The change in the estimate of probable losses resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and nine months ended September 30, 2005.
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
   Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. We completed our most recent annual impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. As of September 30, 2005, there were no events since then that would require an analysis to be completed before the next annual test date.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005.
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     We will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. We believe the adoption of SFAS No. 123R will have a material impact on our consolidated statement of operations. We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate swaps to fix the interest rate on our variable interest rate debt. As of September 30, 2005, we had $400.0 million of interest rate swaps with various banks at a weighted average fixed rate of approximately 3.4%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At September 30, 2005, based on the mark-to-market valuation, we would have received approximately $4.9 million, including accrued interest, if we terminated these agreements.
     The table below provides the expected maturity and estimated fair value of our debt as of September 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

	Senior	Bank Credit	Capital Lease
	Notes	Facilities	Obligations	Total
Expected Maturity:

October 1, 2005 to September 30, 2006	$—	$40,625	$1,347	$41,972
October 1, 2006 to September 30, 2007	—	59,375	1,016	60,391
October 1, 2007 to September 30, 2008	—	65,000	98	65,098
October 1, 2008 to September 30, 2009	—	81,875	—	81,875
October 1, 2009 to September 30, 2010	—	89,625	—	89,625
Thereafter	600,000	472,500	—	1,072,500

Total	$600,000	$809,000	$2,461	$1,411,461

Fair Value	$627,750	$809,000	$2,461	$1,439,211

Weighted Average Interest Rate	10.2%	5.5%	3.1%	7.5%

ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 to our consolidated financial statements.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Amendment No. 1, dated as of October 11, 2005, to Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of the Registrant, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders*
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications Mediacom Broadband LLC
32.2	Section 1350 Certifications Mediacom Broadband Corporation

*  Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 14, 2005	By:	/s/ Mark E. Stephan

Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 14, 2005	By:	/s/ Mark E. Stephan

Mark E. Stephan
Treasurer and Secretary