Form 10-K
period 2005-12-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2006-03-31
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
None
     Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrants are not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
      Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.
     Indicate by check mark whether the Registrants are a large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers
     Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
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
2005 FORM 10-K ANNUAL REPORT

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

Cautionary Statement Regarding Forward-Looking Statements

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access to capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Annual Report. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. BUSINESS

Our Manager

     We are a wholly-owned subsidiary of Mediacom Communications Corporation, who is also our manager. Mediacom Communications is the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. As of December 31, 2005, our manager’s cable systems, which are owned and operated through our operating subsidiaries and those of Mediacom LLC, passed an estimated 2.81 million homes and served approximately 1.42 million basic subscribers and 2.42 million revenue generating units (“RGUs”). Mediacom LLC is also a wholly-owned subsidiary of our manager. A basic subscriber is a customer who subscribes to a package of cable television services. RGUs represent the sum of basic subscribers, digital customers and high-speed data (“HSD”) customers. Our manager is a publicly-owned company whose Class A common stock is listed on the Nasdaq National Market under the symbol “MCCC”.

     Our manager’s principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our manager’s telephone number at that address is (845) 695-2600. Our manager’s website is located at www.mediacomcc.com.

Mediacom Broadband LLC

     As of December 31, 2005, we served approximately 773,000 basic subscribers, 289,000 digital customers, 266,000 HSD customers, and 17,500 phone customers totaling 1.35 million RGUs. Through our interactive broadband network, we provides customers with a wide array of products and services, including analog and digital video services, advanced video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVR”), HSD, also known as high-speed Internet access or cable modem service, and phone service.

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

Business Strategy

     We operate in a highly competitive and rapidly changing environment. Our strategy is to be the leading single-source provider of advanced video, data and voice products and services within our market areas, which will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams. We believe that our interactive broadband network is the superior platform today for the delivery of these products and services within our service areas. We have a local presence, with facilities and employees in the communities where our customers live.

   Expanding Reach and Enhancing Quality of Products and Services

     We continue to expand the availability, and enhance the quality, of our advanced video services, such as VOD, which we refer to as Mediacom On Demand, HDTV and DVRs. Over the past two years, we have more than tripled the download speed of our HSD product, which we refer to as Mediacom Online. As of year-end 2005, and within six months of the initial launch of our phone service, which we refer to as Mediacom Phone, we were marketing this new product to over 80% of the homes in our markets.

     Bundling of Broadband Products and Services

     We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can also realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer the triple play bundle of video, voice and HSD to over 80% of the homes that we pass. By the end of 2006, we expect that we will be offering this multiple product bundle to approximately 1.46 million homes, or nearly all of our estimated total homes passed.

    Customer Service

     To enhance customers’ experience and realize operating efficiencies, we continue to invest in customer care personnel, call center technology and field workforce management. Attaining higher levels of customer satisfaction through quality service is critical to our success in the increasingly competitive environment we face today.

    Community Presence

     Since commencement of our operations in 1996, one of our key objectives was to bridge the “digital divide,” or technology gap, that had developed between the smaller cities and towns and the large urban markets in the United States. Today, the significant investments we have made in our cable systems have given the communities we serve access to the latest in broadband products and services. Moreover, we continue to build good relationships with our communities by providing local programming and by participating in a wide range of local educational and community service initiatives.

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

     Digital Cable Service. Customers who subscribe to our digital cable service receive up to 230 digital channels. We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and VOD. Customers pay a monthly fee for digital cable service, which varies according to the level of service and the number of digital converters in the home. A digital converter or cable card is required to receive our digital cable service.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis.

     Video-On-Demand. Mediacom On Demand provides on-demand access to approximately 1,300 hours of movies, special events and general interest titles. Our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Mediacom On Demand service offers free special interest programming, subscription-based VOD (“SVOD”) premium packages, such as Starz!, Showtime or HBO, and movies and other programming that can be ordered on a pay-per-view basis. We currently offer this service to approximately 91% of our digital customers.

     High-Definition Television. HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display. This service offers programming available in high-definition from local broadcast stations and from premium services such as Starz!, Showtime, HBO, ESPN, Discovery, HDNet, INHD and Universal. Our HDTV service is available in most of our markets where we offer up to 16 HDTV channels. This service requires the use of an advanced digital converter for which we charge a monthly fee.

     Digital Video Recorders. We provide our customers with HDTV-capable digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming on the hard drive component of the digital converter and view the recorded programming using the play, pause, rewind and fast forward functions. The DVRs can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously.

    Mediacom Online

     Mediacom Online offers several packages of HSD service with differing speeds and prices. These services include our interactive portal, which provides multiple e-mail addresses, personal webspace for customers, and local community content. We continue to enhance Mediacom Online by increasing its download speeds, including the introduction of a premier Internet service with maximum download speeds of 10Mbps.

     Through our network technology, we also provide a range of advanced data and communications services for the commercial market. We offer small and medium-sized businesses a wide range of high-speed data access products. Using our fiber-rich regional networks, we also build customized solutions for larger enterprise customers which may include local area and virtual private networks, and high-volume data transmission.

    Mediacom Phone

     Mediacom Phone offers our customers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada, any time of the day or night, for a flat monthly rate. Discount pricing is available when Mediacom Phone is combined with our other services. International calling is also available at competitive rates. Mediacom Phone includes popular calling features, such as voice mail, caller ID name and number, call waiting and three-way calling, and provides enhanced Emergency 911 dialing. Our phone customers can keep their existing phone number where local number portability is supported and use existing phones, jacks, outlets and in-home wiring.

     In June 2005, we first launched Mediacom Phone in one of our smaller markets, and by year-end 2005, our phone service was marketed to approximately 1.2 million of our total estimated 1.46 million homes and served 17,500 customers. We expect to market Mediacom Phone to nearly all of our homes by year-end 2006.

     Mediacom Phone competes primarily with the phone service offered by the incumbent local telephone company. We use technology that carries a telephone conversation over a voice-over-Internet Protocol (“VoIP”) network instead of the traditional telephone company’s circuit-switched dedicated voice transmission network. The advantages of VoIP over traditional circuit-switched telephony include: (i) lower costs because once the VoIP infrastructure is installed, little or no further investment is required; and (ii) the development of new advanced features.

    Advertising

     We generate revenues from the sale of advertising time on up to 44 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time of our clients.

Description of Our Cable Systems

    Overview

     The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2005	2004	2003	2002	2001
Operating Data:

Core Video
Estimated homes passed (1)	1,460,000	1,456,000	1,472,500	1,463,000	1,430,000
Basic subscribers (2)	773,000	783,000	819,300	840,000	824,000
Basic penetration (3)	52.9%	53.8%	55.6%	57.4%	57.6%

Digital Cable
Digital customers (4)	289,000	236,000	231,600	238,000	233,000
Digital penetration (5)	37.4%	30.1%	28.3%	28.3%	28.3%

High Speed Data
HSD customers (6)	266,000	205,000	157,800	110,000	77,000
HSD penetration (7)	18.2%	14.1%	10.7%	7.5%	5.4%

Phone
Estimated marketable phone homes (8)	1,200,000	—	—	—	—
Phone customers (9)	17,500	—	—	—	—

Revenue Generating Units (10)	1,345,500	1,224,000	1,208,700	1,188,000	1,134,000

Cable Network Data:
Miles of plant	19,700	19,500	19,750	19,500	19,100
Density (11)	74	75	75	75	75

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or HSD service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital cable services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 5Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes to which the Company is currently marketing phone service.

(9)	Represents customers receiving phone service.

(10)	Represents the sum of basic subscribers, digital customers, HSD customers and phone customers.

(11)	Represents estimated homes passed divided by miles of plant.

Technology Overview

     A central feature of our cable network is its high capacity, hybrid fiber-optic coaxial (“HFC”) architecture. This architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable for the “last mile,” which requires more extensive signal amplification to reach the desired levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands currently inactive. We believe that our HFC architecture provides high capacity and reliability, as well as providing reserve capacity for the addition of future services.

     As of December 31, 2005, substantially all of our cable network was built with greater than 550 megahertz (“MHz”) capacity, and all of it was two-way capable. MHz is a measure used to quantify bandwidth or the capacity to convey telecommunication services.

     We have deployed nearly 3,000 route miles of fiber optic cable into two regional fiber networks. As of December 31, 2005, our cable systems were operated from 19 headend facilities. In 2005, we installed SONET technology to our regional fiber networks to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. These regional networks also have excess fiber optic capacity to accommodate more capacity usage by our existing products and services and the launch of new products and services, such as our Mediacom Phone and commercial data for large enterprise customers. Our ability to reach a greater number of our markets from a central location also makes it more efficient, in terms of capital investment, to introduce new and advanced services. In 2005, we overlaid on our regional networks the first segments of a video transport system which permits us to more efficiently manage video services from fewer locations. This system will serve as the foundation for our planned launch of digital simulcast in 2006 and our ultimate transition to an all-digital network.

Programming Supply

     We have various fixed-term contracts to obtain, directly and indirectly, programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per customer. We negotiate programming contract renewals both directly and through a programming cooperative of which we are a member. Most of our contracts are secured directly due to the need to tailor contracts to our specific business concerns. We attempt to secure longer-term programming contracts which may include marketing support and incentives from programming suppliers.

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

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2008. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.

Customer Service

     Customer satisfaction is important in an increasingly competitive environment. We continue to invest in personnel, equipment and technology to improve our customer care. We benefit from a well-trained, locally-based technical workforce. We maintain a regional virtual contact center staffed with dedicated customer service representatives and technical support representatives (“TSRs”) who are available to respond to customer calls 24 hours a day, seven days a week. TSRs respond to technical inquiries of our HSD and phone customers. We believe our regional contact center allows us to effectively manage resources and reduce response times to customer inquiries.

     In 2005, we further developed virtual contact center technology to provide customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and to enable us to re-route customer calls among our contact centers to minimize hold times. We implemented a web-based customer service platform called e-Care for bill presentment purposes, and we are currently expanding our e-Care capabilities to include customer self-fulfillment.

Community Relations

     We are dedicated to fostering strong relations with the communities we serve. We support local charities and community causes in various ways, including events and campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 1,300 schools with free video service and more than 200 schools with free high-speed Internet service. We also provide free cable television service to over 1,100 government buildings, libraries and not-for-profit hospitals in our franchise areas.

     We also develop and provide exclusive local programming to our communities, a service not offered by direct broadcast satellite providers, our primary competition in the video business. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In the Iowa communities we serve, the Mediacom Connections channel airs 60 to 70 hours of programming per week, including high school and college sporting events and statewide public affairs programs. We believe increasing our emphasis on local programming builds customer loyalty.

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

     As of December 31, 2005, we held 393 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of our cable systems require a franchise to operate. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2005.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2006 through 2009	208	52.9%	448,486	58.0%
2010 and thereafter	185	47.1%	324,514	42.0%

Total	393	100.0%	773,000	100.0%

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

Competition

     We face intense competition from various communications and entertainment providers, many of whom have greater resources than us. We operate in an industry that is subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. We are unable to predict the effects, if any, of such future changes or developments on our business.

Video

    Direct Broadcast Satellite Providers

     Direct broadcast satellite (“DBS”) providers, principally DIRECTV, Inc. and Echostar Communications Corporation, are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 27 million customers nationwide, according to recent government and research reports. In 2003, the News Corporation Limited, one of the world’s largest media companies, acquired a controlling interest in DirecTV, strengthening this DBS provider’s competitive positioning.

     Our ability to compete with DBS service depends, in part, on the programming available to us and them for distribution. DirecTV and Echostar now offer more than 300 video channels of programming, much of it substantially similar to our video offerings. Federal laws passed in 1999 permit DBS providers to retransmit local broadcast channels to their customers, eliminating a significant advantage we had over DBS service. DirecTV also has exclusive arrangements with the National Football League to offer programming we cannot offer.

     In late 2005, DBS providers began to offer local high-definition (“HD”) broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. They have stated their plans to expand this offering of local HD signals in markets representing up to 75% of U.S. TV households by year-end 2006. DirecTV has also stated that it will be able to provide significantly more HD channels of national programming in 2007.

     DBS service has technological limitations because of its limited two-way interactivity, restricting DBS providers’ ability to compete in interactive video, HSD and voice services. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD services, as well as HSD and phone services.

     DBS providers are seeking to expand their services to include, among other things, a competitive high-speed data service, and have active marketing agreements under which major telephone companies sell DBS service bundled with their phone and high-speed data services. However, we believe that our delivery of multiple services from a single broadband platform is more cost effective than the DBS providers, giving us a long-term competitive advantage. We also believe our subscribers continue to prefer our meaningful presence in their communities and the proprietary local content we produce and broadcast in several of our systems. DBS providers are not locally-based and do not have the ability to offer locally-produced programming.

    Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. A number of cities have constructed their own cable systems, in a manner similar to city-provided utility services. In certain communities in Iowa, competition from municipally-owned entities may increase because of recently passed local legislation that allows these communities to form entities to compete with us. We believe that various entities are currently offering cable service to an estimated 15.9% of the estimated homes passed in our markets.

    Telephone Companies

     In addition to their joint-marketing alliances with DBS providers, Verizon Communications Inc. and AT&T Inc. are now constructing, and Verizon is beginning to operate, new fiber networks that replace their existing networks and allow them to offer video services, in addition to improved voice and high speed data services. These telephone companies have substantial resources. Legislation was recently passed in three states, and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. While the video competition we face from telephone companies is currently limited, if they decide to rebuild their networks in our markets and began to offer video services, they could present a significant competitive challenge to us.

    Other

     We also have other actual or potential video competitors, including broadcast television stations, private home dish earth stations, multichannel multipoint distribution services, known as MMDS (which deliver programming services over microwave channels licensed by the FCC), satellite master antenna television systems (which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units), new services such as wireless local multipoint distribution service, and potentially new services, such as multichannel video distribution and data service. We currently have limited competition from these competitors.

    High Speed Data

     Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by telephone companies. Many of these competitors have substantial resources.

     DSL technology provides Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our cable modem service. As discussed above, certain major telephone companies are currently constructing and beginning to operate new fiber networks, allowing them to offer significantly faster high-speed data services compared to DSL technology. We expect the competitiveness of telephone companies to increase in high-speed data, as they respond to our entry into their phone business.

     DBS providers have attempted to compete with our HSD service, but their satellite-delivered service has had limited success given its technical constraints. DBS providers continue to explore other options for the provision of high-speed data services. Industry reports suggest that they will soon announce some form of affiliation with other companies to provide high-speed Internet access through a delivery system that combines satellite communications with terrestrial wireless networks.

     Other potential competitors include companies seeking to provide high-speed Internet services using wireless technologies. Certain electric utilities also have announced plans to deliver broadband services over their electrical distribution networks, and if they are able to do so, they could become formidable competitors given their resources.

    Phone

     Mediacom Phone principally competes with the phone services offered by incumbent telephone companies. The incumbent telephone companies have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. In addition, it competes with services offered by other VoIP providers, such as Vonage, that do not have their own network but provide their service through a consumer’s high-speed Internet connection.

    Other Competition

     The FCC has adopted regulations and policies for the issuance of licenses for digital television (“DTV”) to incumbent television broadcast licensees. DTV television can deliver HD television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. Over-the-air DTV subscription service is now available in a few cities in the United States.

     The quality of real-time or streaming of video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, certain programming suppliers have begun to market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high-speed Internet access service.

Employees

     As of December 31, 2005, we employed 2,186 full-time employees and 37 part-time employees. Approximately 30 of our employees have organized but are not covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

     Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry, our business or our operations can be predicted at this time.

Federal Regulation

     The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992

and the Telecommunications Act of 1996 (collectively, the “Cable Act”), establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission (“FCC”) and state and local governmental authorities.

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

Subscriber Rates

     The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that historically were rarely satisfied but are increasingly likely to be satisfied with the increases in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business or operations can be predicted at this time.

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

     If the local franchising authority concludes that a cable operator’s rates exceed what is permitted under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

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

     Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. This report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by announcing that they will launch “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

     The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:

•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.

     Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (through 2006) and required that broadcasters negotiate retransmission consent agreements in “good faith;” in 2004, Congress extended this “good faith” requirement to cover all multi-channel video programming distributors, including cable operators.

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

     No later than February 18, 2009, all television broadcasts must be solely in digital format. After February 17, 2009, broadcasters must return their analog spectrum. The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals, however, changes in the composition of the Commission as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations or to carry multiple digital program streams. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services), both during and after the transition. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

     In the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), Congress directed the FCC to conduct an inquiry and submit a report to Congress regarding the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network-non-duplication, syndicated exclusivity, and sports blackouts. The FCC completed this inquiry and submitted the required report to Congress in September 2005. While generally recommending that Congress continue its efforts to “harmonize” the rules applicable to cable, DBS and other multichannel video programming distributors to the extent feasible in light of technological differences, the FCC found that it was unnecessary to recommend any specific statutory amendments “at this time.” Rather, the FCC concluded that specific suggestions for change should await the results of a pair of companion studies to be conducted by the Copyright Office pursuant to SHVERA, the results of which are discussed below in the Copyright section.

    Tier Buy Through

     The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

     The FCC is reviewing a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services, violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.

    Program Access

     To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:

•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to cable operators.

    Other Programming

     Federal law actively regulates other aspects of our programming, involving such areas as:

•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

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

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux. Furthermore, the FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

     The Cable Act and the FCC allow cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003, an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.

     In connection with its decision in 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

   Ownership Limitations

     The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels which can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings.

     The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation subsequently has been invalidated by a federal appellate court.

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

     Legislation was recently passed in three states and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.

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

   Cable Equipment

     The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. Beginning July 1, 2007, cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions.

     To promote compatibility of cable television systems and consumer electronics equipment, the FCC recently adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. The FCC continues to push the cable television and consumer electronics industries to develop two-way “plug and play” specifications.

   Pole Attachment Regulation

     The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.

     At present there is a formal hearing before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit. As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates. It is not known at this time what, if any, financial impact could occur.

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

     In a report to Congress, the U.S. Copyright Office recommended major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress recently adopted legislation extending this authority through 2009. The possible simplification, modification or elimination of the cable compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.

     Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communities where the signal is not carried, dubbed “phantom signals.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

     In February 2006, the Copyright Office reported to Congress as required by SHVERA. The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. A second report is due by June 30, 2008. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

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

Privacy

     The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, some states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law.

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

     In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The adoption of new rules by the FCC could impose additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service which has no similar access requirement. Any such requirements could adversely affect our results of operations.

Voice-Over-Internet Protocol Telephony

     The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In February 2006, the FCC commenced a proceeding to determine whether additional security measures are required to protect certain customer information including call records. It is unknown what conclusions or actions the FCC may take or whether it will apply such requirements to all providers of voice services.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

ITEM 1A. RISK FACTORS

Risks Related to our Business

    We have a history of net losses.

     We have a history of net losses. Although we reported net income of $11.0 million, $34.9 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003 respectively, we reported a net loss of $27.2 million and $50.6 million for the year ended December 31, 2002 and for the period from April 5, 2001 through December 31, 2001, respectively. The principal reasons for our prior net losses include the depreciation and amortization expenses associated with our acquisitions and capital expenditures related to expanding and upgrading our cable systems, and interest costs on borrowed money.

    If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

     We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of additional new services, and, possibly, acquisitions. Relatively new services include HSD, VOD, DVRs, HDTV and phone service. We may not be able to successfully expand existing services due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to video subscribers.

     In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. Increases in programming costs, our largest single expense item, are expected to continue, and we may not be able to pass on all of these cost increases to our video subscribers. In addition, as we add programming, we may not be able to pass on all of the costs of this additional programming without the potential loss of video subscribers. To the extent that we may not be able to pass on increased programming costs, our business, financial condition and results of operations could be adversely affected.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of their programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

     We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video subscribers to direct broadcast satellite competition, and further loss of video subscribers could have a material negative impact on our business.

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

     Our video business faces competition primarily from DBS providers. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications, are each among the four largest providers of multichannel video programming services based on reported customers. In addition, DIRECTV’s affiliation with News Corporation could strengthen that company’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. DBS has grown rapidly over the past several years and continues to do so. We have lost a significant number of video subscribers to DBS competition, and will continue to face significant challenges from DBS providers.

     Local telephone companies are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks, and some have begun to deploy broadband services, including video services, and in certain cases avoiding the regulatory burdens imposed on us. These deployments enable them to provide enhanced video, telephone and Internet access services to consumers. New laws or regulations at the federal or state level may clarify, modify or enhance the ability of the local telephone companies to provide their services either without obtaining state or local cable franchises or to obtain such franchises under terms and conditions more favorable than those imposed on us. If local telephone companies are not required to obtain comparable local franchises, our business, financial condition and results of operations could be adversely affected.

     Certain telephone companies, together with DBS providers, have launched bundled offerings of satellite delivered video service with phone, Internet and wireless service delivered by the telephone companies.

     We face growing competition from municipal entities that construct facilities and provide cable television, HSD, telephony and/or other related services. In addition to hard-wired facilities, some municipal entities are exploring building wireless networks to deliver these services. In Iowa, our largest market, an organization named Opportunity Iowa began in early 2004 to actively encourage Iowa municipalities to construct facilities that could be used to provide services that compete with the services we offer. Referenda were on the November 2005 ballot in thirty-two municipalities to authorize the formation of a communications utility, a prerequisite to funding and construction of facilities that may compete with ours. Referenda were successfully passed in seventeen of those communities. In many of the communities that passed a referendum, proponents and officials publicly stated that a second vote would be taken prior to any actual construction or funding of a competitive system, and only after a preliminary cost benefit analysis is undertaken. Other Iowa communities may also hold elections to authorize the creation of a telecommunications utility in their communities. Proponents or officials in those communities may not take the same approach with regard to a second vote before construction or funding or a cost-benefit analysis.

     We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products. Further losses of customers to DBS or other alternative video and HSD services could also have a material adverse effect on our business, financial condition and results of operations.

     Competition in our HSD business primarily comes from telephone companies and other providers of “dial-up” and DSL which already have telephone lines into the household. DSL service is competitive with HSD service over cable systems. In addition, certain DBS providers are currently offering two-way broadband data access services, which compete with our ability to offer bundled services to our customers.

     Our HSD business may also face competition in the future from registered utility holding companies and subsidiaries. In 2004, the Federal Communications Commission (“FCC”) adopted rules: (i) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to us.

     Some of our competitors, including franchised, wireless or private cable operators, DBS providers and local exchange carriers, may benefit from permanent or temporary business combinations such as mergers, joint ventures and alliances and the potential repeal of certain ownership rules, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us. Some of our present or future competitors may have greater financial resources or, through their affiliates, greater access to programming or other services, than we do.

     If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. An inability to keep pace with technological change and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and business, financial condition and results of operations.

     Our phone service was launched in 2005, and consequently, we face new risks and uncertainties as we began to scale this business.

     In June 2005, we launched Mediacom Phone in one of our smaller markets, and by year-end 2005, our phone service was marketed to approximately 1.2 million of our total estimated 1.46 million homes. We have limited operating experience with our phone service, and managing its growth may present significant challenges for us. We may encounter difficulties introducing Mediacom Phone in new markets or increasing the scale of markets already launched. If our phone service is not sufficiently reliable or we otherwise fail to meet customer expectations, our business could be adversely affected. We face intense competition in offering phone service, primarily from local telephone companies. We also depend on third parties for interconnection, call switching, and other related services to operate Mediacom Phone. As a result, the quality of our service may suffer if these third parties are not capable of handling their responsibilities. We also expect to see changes in technology, competition, and the regulatory and legislative environment that may affect our phone business. Consequently, we are unable to predict the effect that current or future developments in these areas might have on our phone business

     If our manager were to lose key personnel, our business would be adversely effected.

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

     We do not have separate senior management and are dependent on our manager for the operation of our business. Our manager also manages Mediacom LLC’s operating subsidiaries. Following our acquisitions of the AT&T cable systems, the number of customers served by the cable systems managed by our manager increased significantly and our manager continues to devote a significant portion of its personnel and other resources to the management of Mediacom LLC’s cable systems. As a result, the attention of our manager’s senior executive officers may be diverted from the management of our cable systems and the allocation of resources between our cable systems and Mediacom LLC’s cable systems could give rise to conflicts of interest.

     The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom LLC’s cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom LLC’s operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 2.0% of our gross operating revenues for the year ended December 31, 2005, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.0% of each subsidiary’s gross operating revenues.

     The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, and a sale of his stock in our manager could result in a change of control that would have unpredictable effects.

     Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 76.4% of the combined voting power of all of its common stock as of December 31, 2005. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager’s stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. In addition, a change of control (as defined in our bank credit facility) would result in a default under our bank credit facility.

     We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

     We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. In certain cases, these items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, communications or other services on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

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

     Our total debt as of December 31, 2005 was approximately $1.42 billion. Our interest expense for the year ended December 31, 2005 was $97.3 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

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

Risks Related to Legislative and Regulatory Matters

     Changes in cable television regulations could adversely impact our business.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations.

     Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Cable Communications Policy Act of 1984 (“Communications Act”) contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

     Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level such as collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, several individual states have imposed such restrictions and others may also impose similar restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. Recently, many states in which we operate have enacted laws requiring us to notify customers in the event that certain customer information is accessed or believed to have been accessed without authorization. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations. Such laws or regulations may also require disclosure of failures of our procedures or breaches to our system by third parties, which can increase the likelihood of claims against us by affected subscribers.

     Changes in channel carriage regulations could impose significant additional costs on us.

     Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included with a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation, however, changes in the composition of the FCC as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations and/or to carry multiple digital program streams. Further, this decision has been appealed to the D.C. Circuit Court of Appeals.

     Reversing the findings of a November 2004 report, the FCC released a report in February 2006, finding that consumers could benefit under certain a la carte models for delivery of video programming. The report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. Homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate, however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by creating “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

     Recently, the FCC imposed “reciprocal” good faith retransmission consent negotiation obligations on cable operators and broadcasters. These rules identify seven types of conduct that would constitute “per se” violations of the new requirements. Thus, even though we may have no interest in carrying a particular broadcaster’s programming, we may be required under the new rules to engage in negotiations within the parameters of the FCC’s rules. While noting that the parties in retransmission consent negotiations were now subject to a “heightened duty of negotiation,” the FCC emphasized that failure to ultimately reach an agreement is not a violation of the rules. The impact of these rules on our business cannot be determined at this time.

     Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets, which could adversely affect our business.

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Some may not require local franchises at all, such as certain municipal utility providers. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of December 31, 2005, approximately 15.9% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

     Legislation was recently passed in three states and similar legislation is pending, or has been proposed in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.

     The FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

     Pending FCC and court proceedings could adversely affect our HSD service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. The adoption of new rules by the FCC could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service which has no similar access requirement.

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

     It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from us and third parties which could contain errors or other material that could give rise to liability.

     To date, we have not been served notice that such a claim has been filed against us. However, in the future someone may serve such a claim on us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

     Since we launched our proprietary Mediacom Online service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider—for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

     Local authorities and the FCC have been asked to require cable operators to provide nondiscriminatory access over their cable systems to other Internet service providers. The recent decision by the United State Supreme Court upholding the FCC’s classification of cable modem service as an “information service” may effectively forestall efforts by competitors to obtain access to the networks of cable operators to provide Internet access services. As noted above, however, the FCC continues to have jurisdiction over this issue and a rulemaking initiated prior to the Supreme Court’s decision remains ongoing. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL internet access service citing the need for competitive parity with cable modem service which has no similar access requirement. If we are required to provide access in this manner, it could have a significant adverse impact on our business, financial condition and results of operations, including by: (i) increasing competition; (ii) increasing the expenses we incur to maintain our systems; and/or (iii) increasing the expense of upgrading and/or expanding our systems.

     We may become subject to additional regulatory burdens when we offer cable telephony service.

     The regulatory treatment of VoIP services like those we and others offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as a telecommunications service or an information service. The FCC’s decision to classify VoIP as an information service should eliminate much if not all local regulation of the service and should limit federal regulation to consumer protection, as opposed to economic issues. For example, on the federal level, the FCC recently required providers of “interconnected” VoIP services, such as ours, to file a letter with the FCC certifying compliance with certain E-911 functionality. Disputes have also arisen with respect to the rights of VoIP providers and their telecommunications provider partners to obtain interconnection and other rights under the Act from incumbent telephone companies. We cannot predict how these issues will be resolved, but uncertainties in the existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, reduce anticipated revenues and impede our ability to effectively compete or otherwise adversely affect our ability to successfully roll-out and conduct our telephony business.

     Actions by pole owners might subject us to significantly increased pole attachment costs.

     Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. A formal hearing is currently before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit which would allow it to ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates.

     Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

     Changes in compulsory copyright regulations might significantly increase our license fees.

     Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communicates where the signal is not carried, dubbed “phantom signals.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business, financial condition and results of operations by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our equity, all of which is held by MCC.

ITEM 6. SELECTED FINANCIAL DATA

     We were organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. In the table below, we provide you with:

•	selected historical financial data for the period January 1, 2001 through July 18, 2001, which are derived from the audited financial statements of Mediacom Systems (“Predecessor Company”) (except operational data); and

•	selected historical consolidated financial and operating data for the period from our inception on April 5, 2001 through December 31, 2005 and balance sheet data as of December 31, 2001 through 2005, which are derived from our audited consolidated financial statements (except operational data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

						Predecessor
	Mediacom Broadband LLC					Company
					Inception (April	Period from
					5, 2001)	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	July 18,
	2005	2004	2003	2002	2001	2001

			(dollars in thousands)
			(unaudited)
Statement of Operations Data:
Revenues	$613,116	$585,039	$552,342	$512,792	$215,900	$249,238
Costs and expenses:
Service costs	239,199	225,764	215,310	207,053	89,006	117,205
Selling, general and administrative expenses	138,201	126,575	118,918	105,407	42,442	42,449
Management fee expense (1)	12,239	10,585	9,322	6,967	2,875	18,625
Depreciation and amortization	115,314	107,592	113,007	123,704	88,463	83,610
Restructuring charge (2)	—	—	—	—	—	570

Operating income (loss)	108,163	114,523	95,785	69,661	(6,886)	(13,221)
Interest expense, net (3)	(97,282)	(86,125)	(82,536)	(76,790)	(41,430)	—
Gain (loss) on derivative instruments, net	6,638	10,929	2,807	(15,049)	—	—
Other expense	(6,516)	(4,475)	(5,974)	(5,066)	(2,270)	—
Gain on disposition of assets (4)	—	—	—	—	—	5,183

Net income (loss) before income taxes	11,003	34,852	10,082	(27,244)	(50,586)	(8,038)
Provision (benefit) for income taxes (5)	—	—	—	—	—	(3,546)

Net income (loss)	$11,003	$34,852	$10,082	$(27,244)	$(50,586)	$(4,492)

Balance Sheet Data (end of period):
Total assets	$2,285,055	$2,258,245	$2,287,784	$2,281,948	$2,234,091	—
Total debt	1,418,370	1,363,955	1,354,668	1,298,000	1,200,000	—
Total member’s equity	564,614	595,157	589,016	610,522	666,294	—

(continued on next page)

						Predecessor
	Mediacom Broadband LLC					Company

					Inception (April 5,	Period from
					2001)	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	July 18,
	2005	2004	2003	2002	2001	2001

			(dollars in thousands)
			(unaudited)
Other Data:
Operating income before depreciation and amortization (6)	$223,477	$222,115	$208,792	$193,365	$81,577	$70,389
OIBDA margin (7)	36.4%	38.0%	37.8%	37.7%	37.8%	28.2%
Ratio of earnings to fixed charges	— (8)	1.15	— (8)	— (8)	— (8)	NA
and preferred dividends
Net cash flows provided by (used in):
Operating activities	$105,038	$106,304	$96,627	$125,059	$161,651	$(34,278)
Investing activities	(108,100)	(85,394)	(116,613)	(239,310)	(2,151,583)	(34,682)
Financing activities	1,074	(21,159)	19,058	68,980	2,045,510	47,806

Operating Data (end of period):
Estimated homes passed (9)	1,460,000	1,456,000	1,472,500	1,463,000	1,430,000	—
Basic subscribers (10)	773,000	783,000	819,300	840,000	824,000	—
Digital customers (11)	289,000	236,000	231,600	238,000	233,000	—
Data customers (12)	266,000	205,000	157,800	110,000	77,000	—
Phone customers (13)	17,500	—	—	—	—	—

(1)	For all periods presented prior to our inception on April 5, 2001, management fees were paid to AT&T Broadband, LLC. Upon our acquisition of our cable systems, in June and July of 2001, from AT&T Broadband, LLC, Mediacom Communications Corporation replaced AT&T Broadband as manager and AT&T Broadband was no longer entitled to receive management fees from our cable systems.

(2)	As part of a cost reduction plan undertaken by our predecessor company in 2001, approximately 63 employees were terminated, resulting in a restructuring charge of approximately $570,000. The entire charge was paid in cash by our Predecessor Company.

(3)	For all periods presented prior to our inception on April 5, 2001, our cable systems operated as fully integrated businesses of AT&T Broadband and no debt or interest expense was allocated to these operations.

(4)	Represents the gain on disposition from the sale of the Missouri systems to Mediacom Broadband LLC on June 29, 2001 for cash proceeds of approximately $308.1 million, before final closing adjustments.

(5)	Provision (benefit) for income taxes in Predecessor Company combined financial statements were based upon the AT&T cable systems’ contribution to the overall tax liability or benefit of AT&T Corp. and its affiliates. Under our ownership, these cable systems are organized as limited liability companies and are subject to minimum income taxes.

(6)	Operating income before depreciation and amortization (“OIBDA”) is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

The following represents a reconciliation of OIBDA to operating income (loss), which is the most directly comparable GAAP measure (dollars in thousands):

						Predecessor
	Mediacom Broadband LLC					Company

					Inception
					(April 5,
					2001)	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	through	January 1
	December 31,	December 31,	December 31,	December 31,	December	Through
	2005	2004	2003	2002	31, 2001	July 18, 2001

	(unaudited)
OIBDA	$223,477	$222,115	$208,792	$193,365	$81,577	$70,389
Depreciation and amortization	(115,314)	(107,592)	(113,007)	(123,704)	(88,463)	(83,610)

Operating income (loss)	$108,163	$114,523	$95,785	$69,661	$(6,886)	$(13,221)

(7)	Represents OIBDA as a percentage of revenue. See Note 6 above.

(8)	Earnings were insufficient to cover fixed charges by $7.7 million, $10.8 million, $49.2 million and $59.0 million for the years ended December 31, 2005, 2003, 2002 and interception through December 31, 2001, respectively. Refer to exhibit 12.1.

(9)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(10)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(11)	Represents customers that receive digital cable services.

(12)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other companies offering similar services.

(13)	Represents customers that receive phone service.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003.

Overview

     We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as VOD, HDTV and DVRs, HSD and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

     As of December 31, 2005, our cable systems passed an estimated 1.46 million homes and served 773,000 basic subscribers. We provide digital video services to 289,000 digital customers and HSD service to 266,000 customers, representing a digital penetration of 37.4% of our basic subscribers and a data penetration of 18.2% of our estimated homes passed respectively. We introduced phone service during the second quarter of 2005 and provided service to 17,500 customers as of December 31, 2005.

     We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent years. As of December 31, 2005, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     The following table sets forth the consolidated statement of operations for the years ended December 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change
Revenues	$613,116	$585,039	$28,077	4.8%
Costs and expenses:
Service costs	239,199	222,752	16,447	7.4%
Selling, general and administrative expenses	138,201	129,587	8,614	6.6%
Management fee expense	12,239	10,585	1,654	15.6%
Depreciation and amortization	115,314	107,592	7,722	7.2%

Operating income	108,163	114,523	(6,360)	(5.6%)
Interest expense, net	(97,282)	(86,125)	(11,157)	13.0%
Gain on derivatives, net	6,638	10,929	(4,291)	NM
Other expense	(6,516)	(4,475)	(2,041)	45.6%

Net income	$11,003	$34,852	$(23,849)	(68.4%)

Revenues The following table sets forth revenue, subscriber and monthly average revenue statistics for the years ended December 31, 2005 and 2004 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2005	2004	$ Change	% Change
Video	$465,636	$457,513	$8,123	1.8%
Data	108,260	88,060	20,200	22.9%
Advertising	38,446	39,466	(1,020)	(2.6%)
Telephone	774	—	774	NM

	$613,116	$585,039	$28,077	4.8%

	Year Ended December 31,
	2005	2004	Increase/(Decrease)

Basic subscribers	773,000	783,000	(10,000)	(1.3%)
Data customers	266,000	205,000	61,000	29.8%
Phone customers	17,500	—	17,500	NM
Average monthly video revenue per basic subscriber (1)	$49.76	$48.09	$1.67	3.5%
Average monthly data revenue per data subscriber (2)	$37.30	$39.55	$(2.25)	(5.7%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for each of the twelve months.

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

     Revenues rose 4.8%, largely attributable to an increase in data revenues and video revenues. To strengthen our competitiveness, we increased our emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three to six months to six and twelve months. This impacted the growth of our video and data revenues.

     Video revenues increased 1.8% as a result of higher fees from our advanced video products and services and the impact of basic rate increases, offset in part by a decline in basic subscribers. Our loss of basic subscribers decreased significantly during 2005, with a loss of 10,000, compared to a loss of 36,000 in 2004. The loss of basic subscribers resulted primarily from continuing competitive pressures by other video providers. The average monthly video revenue per basic subscriber increased 3.5% year over year. Digital customers increased 22.5% to 289,000 from 236,000 a year ago.

     Data revenues rose 22.9%, primarily due to the 29.8% year-over-year increase in data customers. Average monthly data revenue per data customer decreased 5.7% as a result of promotional offers during 2005.

     Advertising revenues decreased 2.6%, and reflected the anticipated decline in political advertising revenues compared to the 2004 election year.

     In June 2005, we launched Mediacom Phone in one of our smaller markets, and as of December 31, 2005, our phone service was marketed to 1.2 million of our total estimated 1.4 million homes and served 17,500 customers. We expect to market Mediacom Phone to nearly all our homes by year-end 2006.

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

     Service costs increased 7.4%, primarily due to programming, plant operating and employee costs. The largest component of service costs is programming expense which increased 5.5%, as a result of reduced launch support from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, offset in part by a lower base of basic subscribers. Plant operating costs rose 22.9%, primarily due to greater use of outside contractors for customer installation activity and, to a lesser extent, higher vehicle fuel costs. Employee costs grew 5.2%, primarily as a result of increased headcount and overtime of our technical workforce for network phone readiness and customer installation activity, offset in part by higher labor and overhead capitalization. Service costs as a percentage of revenues were 39.0% for the year ended December 31, 2005, as compared with 38.1% for the year ended December 31, 2004.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 6.6%, principally due higher employee, professional fees and office expenses, offset in part by a decrease in bad debt expense. Employee costs rose 8.2%, as a result of increased direct sales personnel, sales commissions and costs associated with third-party call center contractors. Professional fees increased 49.6%, as a result of higher consulting expenses and other fees. This increase in selling, general and administrative expenses was partly offset by a 20.4% decrease in bad debt expense as a result of improved customer credit and collection policies and better collection experience in our advertising business. Selling, general and administrative expenses as a percentage of revenues were 22.5% for the year ended December 31, 2005, as compared with 22.2% for the year ended December 31, 2004.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 15.6%. As a percentage of revenues, management fee expense was 2.0% for the year ended December 31, 2005, as compared with 1.8% for the year ended December 31, 2004.

     Depreciation and amortization increased primarily due to the retirement of assets and disposals.

    Interest Expense, net

     Interest expense, net, increased by 13.0%, primarily due to higher market interest rates on variable rate debt and the issuance of our 8 1/2% Senior Notes in April 2005.

    Gain on Derivatives, net

     We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $6.6 million for the year ended December 31, 2005, as compared to a gain on derivatives of $10.9 million for the year ended December 31, 2004.

    Other Expense

     Other expense was $6.5 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

    Net Income

     As a result of the factors described above, we generated net income for the years ended December 31, 2005 and 2004 of $11.0 million and $34.9 million, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     The following table sets forth the consolidated statement of operations for the years ended December 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2004	2003	$ Change	% Change
Revenues	$585,039	$552,342	$32,697	5.9%
Costs and expenses:
Service costs	222,752	214,091	8,661	4.0%
Selling, general and administrative expenses	129,587	120,137	9,450	7.9%
Corporate expenses	10,585	9,322	1,263	13.5%
Depreciation and amortization	107,592	113,007	(5,415)	(4.8%)

Operating income	114,523	95,785	18,738	19.6%
Interest expense, net	(86,125)	(82,536)	(3,589)	4.3%
Gain (loss) on derivatives, net	10,929	2,807	8,122	NM
Other expense	(4,475)	(5,974)	1,499	(25.1%)

Net income (loss)	$34,852	$10,082	$24,770	245.7%

    Revenues

     The following table sets forth revenue, subscriber and monthly average revenue statistics for the years ended December 31, 2004 and 2003 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2004	2003	$ Change	% Change
Video	$457,513	$450,831	$6,682	1.5%
Data	88,060	66,667	21,393	32.1%
Advertising	39,466	34,844	4,622	13.3%

	$585,039	$552,342	$32,697	5.9%

	Year Ended December 31,
	2004	2003	Increase/(Decrease)
Basic subscribers	783,000	819,300	(36,300)	(4.4%)
Data customers	205,000	157,800	47,200	29.9%
Average monthly video revenue per basic subscriber (1)	$48.09	$45.66	$2.43	5.3%
Average monthly data revenue per data subscriber (2)	$39.55	$39.68	$(0.13)	(0.3%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for each of the twelve months.

     Revenues rose 5.9%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a 4.4% reduction in basic subscribers during the period.

     Video revenues rose 1.5% as a result of the aforementioned basic rate increases, substantially offset by a decline in basic subscribers. Digital customers increased 1.9% to 236,000 as compared to 231,600 a year ago. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their local-into-local launches and, to a lesser extent, from our tighter customer credit policies. In an effort to reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVR and more local programming.

     Data revenues rose 32.1%, due primarily to a 29.9% growth in data customers and an increased contribution from our relatively new commercial enterprise business.

     Advertising revenues increased 13.2%, primarily as a result of political advertising and stronger local advertising. Political advertising accounted for 82.6% of the growth.

Costs and Expenses

     Service costs grew 4.0%, primarily due to increases in employee and plant operating costs and programming expenses. Employee and plant operating costs rose 3.5%, primarily due to greater expensing of such operational costs resulting from the continued transition from upgrade construction in 2003 to maintenance activities in 2004, and higher operational insurance claims and employee benefits. Programming related expense, the largest component of service costs, rose 1.3%, as a result of rate increases on basic and premium services, significantly offset by a reduction in basic subscribers and an increase in launch support received from programmers in return for our carriage of their programming services. Service costs as a percentage of revenues were 38.1% for the year ended December 31, 2004, as compared with 38.8% for the year ended December 31, 2003.

     Selling, general and administrative expenses increased 7.9%, principally due to higher marketing, advertising and employee costs, taxes and fees, partially offset by a decrease in bad debt expense. Marketing costs rose 25.1%, as a result of mass media campaigns to support the rollout of new advanced services, and to promote customer retention and acquisition initiatives. Advertising costs grew 13.2%, primarily as a result of employee commissions on increased revenues. Employee costs increased 9.9%, as a result of higher employee compensation, benefit costs and customer service overtime, driven by greater activity related to the rollout of new products. Taxes and fees increased 5.1% due to higher state property taxes. This increase in selling, general and administrative expenses was partly offset by a 4.1% decrease in bad debt expense as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 22.2% for the year ended December 31, 2004, as compared with 21.8% for the year ended December 31, 2003.

     Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 13.5%. As a percentage of revenues, management fee expense was 1.8% for the year ended December 31, 2004, as compared with 1.7% for the year ended December 31, 2003.

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

Liquidity and Capital Resources

     We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted away from network upgrade investments to the deployment of VOD, HDTV, DVRs, HSD and phone services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing.

     As of December 31, 2005, our total debt was $1.42 billion. Of this amount, $43.9 million matures within the twelve months ending December 31, 2006. During the twelve months ended December 31, 2005, we paid cash interest of $92.2 million.

Description of Our Credit Facilities

     Our operating subsidiaries have a $1.4 billion bank credit facility (the “Credit Facility”) expiring in 2014, of which $816.3 million was outstanding as of December 31, 2005. The Credit Facility consists of a revolving credit commitment (the “revolver”), a $300.0 million term loan (the “term loan A”) and a $500.0 million term loan (the “term loan B”). In October 2005, the Credit Facility was amended: (i) to increase the revolver portion from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 2010 to December 2012. As of December 31, 2005, we had unused credit commitments of $578.6 million under the Credit Facility, all of which could be borrowed and used for general corporate purposes based on the terms of our debt arrangements. During the year ended December 31, 2006, the maximum commitment amount; the portion of the Broadband revolver subject to reduction will be reduced by $30.4 million or 12.5% of the original amount; the term loan A will be reduced by $37.5 million or 12.5% of the original amount; and the term loan B will be reduced by $5.0 million 1.0% of the original amount.

     For all periods through December 31, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.

     We have entered into interest rate exchange agreements, which expire from July 2006 through March 2007, to hedge $400.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of December 31, 2005, about 70.7% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and the average interest rate for borrowings under the revolving commitments of our credit facilities was LIBOR plus 1.50%.

     As of December 31, 2005, approximately $9.8 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     In January 2005, we borrowed $88.0 million from Mediacom LLC and repaid a portion of our indebtedness under our revolving credit commitments. The loan was funded with borrowings under Mediacom LLC’s bank credit facility. The loan is in the form of a demand note, which has a 6.7% annual interest rate, payable semi-annually in cash. We repaid this note and accrued interest in April 2005.

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

    Operating Activities

     Net cash flows provided by operating activities were $105.0 million for the year ended December 31, 2005, as compared to $106.3 million for the prior year. The change of $1.3 million is primarily due to a net decrease in operating assets and liabilities, offset in part by an increase in cash paid for interest and higher operating income before depreciation and amortization.

     The change in operating assets and liabilities was lower by $7.8 million due to the timing of our cash payments and cash receipts. We made cash interest payments of $92.2 million and $86.4 million in 2005 and 2004, respectively. This increase was a result of higher interest rates on our variable rate debt. Operating income before depreciation and amortization rose $1.3 million, mainly from higher costs offset in part by an increase in revenues.

    Investing Activities

     Net cash flows used in investing activities were $108.1 million for the year ended December 31, 2005, as compared to $85.4 million for the prior year, and principally comprised capital expenditures. Capital expenditures increased $24.4 million to $108.1 million mainly due to greater levels of customer connection activities. Purchases of customer premise equipment, including greater quantities of higher cost HDTV and DVR set-tops, and installation costs, were the principal components of our capital investment related to customer connection activities.

    Financing Activities

     Net cash flows provided by financing activities was $1.1 million for the year ended December 31, 2005, as compared to cash flows used in financing activities of $21.1 million from the prior year. In 2005, our principal financing activities included the following:

•	In January 2005, we borrowed $88.0 million in the form of a demand note from Mediacom LLC, a wholly-owned subsidiary of MCC. We repaid the demand note in April 2005.

•	In August 2005, we issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture governing the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband. The proceeds from this offering were used to reduce outstanding balances under our revolving credit commitment.

•	During the year ended December 31, 2005, we paid dividends of $23.5 million to MCC and dividends on preferred members’ interest of $18.0 million to Mediacom LLC.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments, and the effect they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense (1)	Total

2006	42,500	$1,358	$1,800	$105,714	$151,372
2007	65,000	723	1,516	104,520	171,759
2008	65,000	39	1,254	100,914	167,207
2009	87,500	—	1,143	95,488	184,131
2010	29,000	—	952	93,690	123,642
Thereafter	1,127,250	—	2,135	283,973	1,413,358

Total cash obligations	$1,416,250	$2,120	$8,800	$784,299	$2,211,469

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2005 and the average interest rates applicable under such debt obligations.

*	Refer to Note 5 to our consolidated financial statements for a discussion of our long-term debt, and to Note 11 for a discussion of our operating leases and other commitments and contingencies.

Critical Accounting Policies

     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our consolidated financial statements.

    Property, Plant and Equipment

     We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

    Indefinite-lived Intangibles

     Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

     Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one cable system cluster, or reporting unit, for the purpose of applying SFAS No. 142.

     We follow the provisions of SFAS No. 142 to test our goodwill and certain other intangible assets for impairment. We assess fair values primarily using discounted cash flow methodology.

     Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

     The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

     We completed our most recent impairment test as of October 1, 2005, which reflected no impairment of our franchise rights and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future. Such impairments could potentially be material.

    Derivatives

     We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.

    Programming Costs

     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, these audit adjustments have been immaterial to our total programming costs; however, there can be no assurance that such adjustments will be immaterial in the future.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. Pro forma disclosure is no longer an alternative. We will adopt SFAS No. 123R using the modified prospective method effective January 1, 2006. On the effective date of SFAS 123R, compensation costs will be recognized; (i) for all share-based payments granted after the effective date and; (ii) for all awards granted prior to the effective date that remain unvested. We expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.

     In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on our financial position or results of operation.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective no later than the end of fiscal years ending after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Our consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2005, we had $400.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.4%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2005, based on the mark-to-market valuation, we would have received approximately $5.2 million, including accrued interest, if we terminated these agreements. Our interest rate exchange agreements are scheduled to expire in the amounts of $250 million and $150 million during the years ended December 31, 2006, and 2007, respectively.

     The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2005 (all dollars in thousands). See Note 6 to our consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:

January 1, 2006 to December 31, 2006	$—	$42,500	$1,358	$43,858
January 1, 2007 to December 31, 2007	—	65,000	723	65,723
January 1, 2008 to December 31, 2008	—	65,000	39	65,039
January 1, 2009 to December 31, 2009	—	87,500	—	87,500
January 1, 2010 to December 31, 2010	—	29,000	—	29,000
Thereafter	600,000	527,250	—	1,127,250

Total	$600,000	$816,250	$2,120	$1,418,370

Fair Value	$616,750	$816,250	$2,120	$1,435,120

Weighted Average Interest Rate	10.2%	6.2%	3.1%	7.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)

	December 31,

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,142	$9,130
Accounts receivable, net of allowance for doubtful accounts of $1,842 and $2,803, respectively	36,205	31,287
Prepaid expenses and other assets	26,613	2,787

Total current assets	69,960	43,204
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $405,316 and $306,894, respectively	718,210	723,248
Franchise rights, net of accumulated amortization of $38,752	1,251,361	1,251,361
Goodwill	204,582	204,582
Subscriber lists net of accumulated of $19,251 and $17,182, respectively	13,774	15,941
Total investment in cable television systems	2,187,927	2,195,132
Other assets, net of accumulated amortization of $7,090 and $7,026, respectively	27,168	19,909

Total assets	$2,285,055	$2,258,245

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accrued liabilities	$120,975	$115,379
Deferred revenue	22,474	20,831
Current portion of long-term debt	43,858	36,316

Total current liabilities	187,307	172,526
Long-term debt, less current portion	1,374,512	1,327,639
Other non-current liabilities	8,622	12,923

Total liabilities	1,570,441	1,513,088
Commitments and contingencies (Note 12)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(160,386)	(129,843)

Total member’s equity	564,614	595,157

Total liabilities, preferred members’ interest and member’s equity	$2,285,055	$2,258,245

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(All dollar amounts in thousands)

	Years ended December 31,

	2005	2004	2003

Revenues	$613,116	$585,039	$552,342

Costs and expenses:

Service costs (exclusive of depreciation and amortization of $115,314, $107,592, and $113,007, respectively, shown separately below)	239,199	222,752	214,091
Selling, general and administrative expenses	138,201	129,587	120,137
Management fee expense	12,239	10,585	9,322
Depreciation and amortization	115,314	107,592	113,007

Operating income	108,163	114,523	95,785

Interest expense, net	(97,282)	(86,125)	(82,536)
Gain on derivatives, net	6,638	10,929	2,807
Other expense	(6,516)	(4,475)	(5,974)
Net income	11,003	34,852	10,082

Dividend to preferred member (Note 6)	18,000	18,000	18,000

Net (loss) income applicable to member	$(6,997)	$16,852	$(7,918)

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
MEMBER’S EQUITY
(All dollar amounts in thousands)

	Capital	Accumulated
	Comtributions	Deficit	Total

Balance, December 31, 2002	$725,000	$(114,478)	$610,522
Net income	—	10,082	10,082
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(13,588)	(13,588)

Balance, December 31, 2003	$725,000	$(135,984)	$589,016
Net income	—	34,852	34,852
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(10,711)	(10,711)

Balance, December 31, 2004	$725,000	$(129,843)	$595,157
Net income	—	11,003	11,003
Dividend payments to related party on Preferred Members Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(23,546)	(23,546)

Balance, December 31, 2005	$725,000	$(160,386)	$564,614

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts in thousands)

	Years ended December 31,

	2005	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$11,003	$34,852	$10,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,314	107,592	113,007
Gain loss on derivatives, net	(6,638)	(10,929)	(2,807)
Amortization of deferred financing costs	4,600	2,099	2,365
Amortization of deferred compensation costs	217	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,918)	3,235	927
Prepaid expenses and other assets	(20,791)	6,491	(955)
Accrued expenses	5,848	(33,590)	(29,134)
Deferred revenue	1,643	629	1,831
Other non-current liabilities	(1,240)	(4,075)	1,311

Net cash flows provided by operating activities	105,038	106,304	96,627

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(108,100)	(83,656)	(118,039)
Acquisitions of cable television systems	—	—	(5,047)
Proceeds from sale of cable television systems	—	—	11,989
Other investing activities	—	(1,738)	(5,516)

Net cash flows used in investing activities	(108,100)	(85,394)	(116,613)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
New borrowings	333,750	126,750	144,554
Repayment of debt	(479,335)	(117,463)	(93,659)
Issuance of senior notes	200,000	—	—
Dividend payments on preferred members’ interests	(18,000)	(18,000)	(18,000)
Dividend payment to parent	(23,546)	(10,711)	(13,588)
Financing costs	(11,795)	(1,735)	(249)

Net cash flows provided by (used in) financing activities	1,074	(21,159)	19,058

Net decrease in cash and cash equivalents	(1,988)	(249)	(928)

CASH AND CASH EQUIVALENTS, beginning of period	9,130	9,379	10,307

CASH AND CASH EQUIVALENTS, end of period	$7,142	$9,130	$9,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$92,151	$86,388	$83,673

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$—	$5,773

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

     Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. As of December 31, 2005, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

     Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC. See Notes 6, 7 and 8.

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

       Revenue Recognition

          Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

       Allowance for Doubtful Accounts

          The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

          During the year ended December 31, 2005, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical experience. The change in the estimate of probable losses resulted in a benefit to the consolidated statement of operations of $0.9 million for year ended December 31, 2005.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, write-offs, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are included in depreciation and amortization expense in the consolidated statement of operations.

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

    Capitalized Software Costs

     The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life of 10 years. During the years ended December 31, 2005 and 2004, the Company capitalized approximately $1.1 million and $0.7 million, respectively of software development costs.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Marketing and Promotional Costs

     Marketing and promotional costs are expensed as incurred and were $15.1 million, $14.3 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

    Intangible Assets

     In accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

     Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.1 million, $2.6 million and $3.4 million, respectively. The Company’s estimated aggregate amortization expense for the year of 2006 through 2009 and beyond are $2.1 million, $2.1 million, $2.1 million, $2.1 million and $5.5 million, respectively.

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2005, the company held 377 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting.

     The Company has assessed the value of franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets.

     Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. The Company completed its annual impairment test as of October 1, 2005, which reflected no impairment of franchise rights and goodwill.

    Other Assets

     Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

under SFAS No. 131 and believes the Company meets each of the respective criteria set forth. Accordingly, management has identified broadband services as the Company’s one reportable segment.

    Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

    Accounting for Asset Retirement

     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. Certain of the Company’s franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, the Company expects to renew its franchise agreements. In the unlikely event that any franchise agreement is not expected to be renewed, the Company would record an estimated liability. However, in determining the fair value of the Company’s asset retirement obligation, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

     Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

    Programming Costs

     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when the Company distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company defers them within non-current liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

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

    Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. Pro forma disclosure is no longer an alternative. We will adopt SFAS No. 123R using the modified prospective method effective January 1, 2006. On the effective date of SFAS 123R, compensation costs will be recognized (i) for all share-based payments granted after the effective date and (ii) for all awards granted prior to the effective date that remain unvested. We expect that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.

     In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on the Company’s financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective no later than the end of fiscal years ending after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

change. The Company’s consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.

(3)  Property, Plant and Equipment

     As of December 31, 2005 and 2004, property, plant and equipment consisted of (dollars in thousands):

	2005	2004

Land and land improvements	$4,577	$4,577
Buildings and leasehold improvements	24,487	24,026
Cable systems, equipment and subscriber devices	1,047,978	959,096
Vehicles	33,908	31,662
Furniture, fixtures and office equipment	12,576	10,781

	1,123,526	1,030,142
Accumulated depreciation	(405,316)	(306,894)

Property, plant and equipment, net	$718,210	$723,248

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $113.2 million, $105.0 million and $109.6 million, respectively. As of December 31, 2005 and 2004, the Company had property under capitalized leases of $5.5 million before accumulated depreciation, and $2.3 million and $3.7 million, respectively, net of accumulated depreciation. During the years ended December 31, 2005, 2004 and 2003 the Company incurred gross interest expense of $98.8 million, $87.4 million and $86.0 million, respectively, of which $1.6 million, $1.3 million and $3.4 million was capitalized.

(4) Accrued Expenses

     Accrued expenses consist of the following as of December 31, 2005 and 2004 (dollars in thousands):

	December 31,	December 31,
	2005	2004

Accrued interest	$29,732	$24,342
Accrued payroll and benefits	11,917	10,477
Accrued programming costs	32,486	36,356
Accrued property, plant and equipment	6,869	5,822
Accrued service costs	6,543	4,609
Accrued taxes and fees	16,005	12,804
Accrued telecommunications	5,447	9,160
Subscriber advance payments	4,907	4,557
Other accrued expenses	7,069	7,252

	$120,975	$115,379

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5) Debt

     As of December 31, 2005 and 2004, debt consisted of (dollars in thousands):

	2005	2004
Bank credit facilities	$816,250	$960,500
8 1/2% senior notes	200,000	—
11% senior notes	400,000	400,000
Capital lease obligations	2,120	3,455

	$1,418,370	$1,363,955
Less: Current portion	43,858	36,316

Total long-term debt	$1,374,512	$1,327,639

    Bank Credit Facility

     The Company maintains a $1.4 billion senior secured credit facility (the “credit facility”), consisting of a revolving credit facility (the “revolver”), a $300 million term loan A (the “term loan A”) and a $500 million term loan B (the “term loan B”). In October 2005, the Company amended the revolver: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the of the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. The term loan A matures on February 1, 2014 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original amount. In May 2005, the operating subsidiaries of Mediacom Broadband LLC refinanced the term loan B. The new term loan B matures on February 1, 2014 and is subject to quarterly reductions of 0.25% from June 30, 2005 to December 31, 2013, and 91.25% on maturity of the original amount. As of December 31, 2005, the maximum commitment available under the revolver was $644.4 million and the revolver had an outstanding balance of $56.0 million, the term loan A and B had outstanding balances of $264.0 million and $496.3 million.

     The credit agreement of the credit facility (the “credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding revolver and term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the term loan B is payable at either the Eurodollar rate plus 2.00% or the base rate plus 1.00%.

     For the year ending December 31, 2006, the maximum commitment amount under the revolver will be reduced by $30.4 million or 12.5% of the original commitment amount, the outstanding debt under the term loan A will be reduced by $37.5 million or 12.5% of the original amount, and the term loan B will be reduced by $5.0 million or 1.0% of the original amount.

     The credit agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The credit agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the credit agreement as of and for all periods in the year ended December 31, 2005.

     The credit agreement is collateralized by Mediacom Broadband’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband on a limited recourse basis to the extent of such ownership interests.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The average interest rate on debt outstanding under the credit agreement was 7.9% and 4.3% for the year ended December 31, 2005 and 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2005, the Company had approximately $578.6 million of unused bank commitments under the Broadband credit agreement.

    Interest Rate Exchange Agreements

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the Eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to high creditworthiness of its counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. The Company’s interest rate exchange agreements are scheduled to expire, in the amounts of $250 million and $150 million during the years ended December 31, 2006 and 2007.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At December 31, 2005, based on the mark-to-market valuation, the Company recorded an investment in derivatives of $5.5 million, offset by a $0.1 million derivative liability. As a result of the quarterly mark-to-market valuation of these interest rate swaps, the Company recorded a gain on derivative instruments amounting to $6.6 million and $10.9 million for the years ended December 31, 2005 and 2004, respectively.

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

     On August 30, 2005, Mediacom Broadband and Mediacom Broadband Corporation, issued $200.0 million aggregate principal amount of
8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes due 2015”). The 8 1/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The Company incurred approximately $7.1 million of financing costs associated with the issuance of the 8 1/2% Senior Notes due 2015, which included $3.3 million of original issue discount.

     The Issuers were in compliance with the indentures governing their Senior Notes as of and for all periods in the year ended December 31, 2005.

    Fair Value and Debt Maturities

     The fair value of the Company’s bank credit facility approximates the carrying value. The fair values at December 31, 2005 of the 11% Senior Notes and 8 1/2% Senior Notes was approximately $430.5 million and $186.3 million, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The stated maturities of all debt outstanding as of December 31, 2005 are as follows (dollars in thousands):

2006	$43,858
2007	65,723
2008	65,039
2009	87,500
2010	29,000
Thereafter	1,127,250

$1,418,370

(6) Preferred Members’ Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2005 and 2004, the Company paid in aggregate $18.0 million in cash dividends on the preferred equity.

(7) Member’s Equity

     As a wholly-owned subsidiary of MCC, the Company’s business affairs, including its financing decisions, are directed by MCC. For the years ended December 31, 2005, 2004 and 2003, the Company paid cash dividends to MCC of approximately $23.5 million, $10.7 million and $13.6 million, respectively, as permitted under the Company’s debt arrangements.

(8) Related Party Transactions

     MCC manages the Company pursuant to a management agreement with each operating subsidiary. Under such agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems. Management fees for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $12.2 million, $10.6 million and $9.3 million, respectively.

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

(9) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $1.2 million for the year ended December 31, 2005 and 2004 and $1.1 million for the year ended December 31, 2003.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(10) MCC Stock Options, Employee Stock Purchase Plan and Other Stock-based Compensation

     Under MCC’s 2003 Incentive Plan, certain employees of the Company received grants of MCC stock options.

     The following table summarizes information concerning stock option activity for the years ended December 31, 2005, 2004 and 2003:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	455,936	$11.96
Granted	112,000	6.96
Exercised	—	—
Forfeited	(43,438)	11.27

Outstanding at December 31, 2003	524,498	$10.95
Granted	2,000	8.82
Exercised	—	—
Forfeited	(24,513)	11.96

Outstanding at December 31, 2004	501,985	$10.89
Granted	36,000	5.42
Exercised	—	—
Forfeited	(33,750)	10.77

Outstanding at December 31, 2005	504,235	$10.51

     The Company’s employees had options exercisable on underlying MCC shares amounting to 270,441, 184,094 and 83,700, with average prices of $11.05, $11.24 and $11.96 at December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted was $2.63, $4.25 and $3.37 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

     The following table summarizes information concerning stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
Range of	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Exercise	December 31,	Contractual	Average	December 31,	Average
Prices	2005	Life	Exercise Price	2005	Exercise Price
$5.00 to $11.96	504,235	6.75	$10.51	270,441	$11.05

     The Company accounts for the stock option plan and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value on the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 3.9%, 3.7%, and 3.8% for the years ended December 31, 2005, 2004 and 2003, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $555,000, $575,000 and $549,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

     MCC maintains an employee stock purchase plan (“ESPP”). Under the plan, all of the Company’s employees are allowed to participate in the purchase of MCC’s Class A Common Stock at a 15% discount on the date of the

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

allocation. MCC shares purchased by the Company’s employees amounted to 120,872, 117,279 and 131,367 in 2005, 2004 and 2003 respectively. The net proceeds to MCC were approximately $784,000, $784,000, and $793,000 in 2005, 2004 and 2003 respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $221,000, $221,000 and $223,000 respectively, for the years ended December 31, 2005, 2004 and 2003, respectively.

    Other Stock-based Compensation

     During the year ended December 31, 2005, certain employees received 187,600 restricted stock units on underlying MCC shares. The restricted stock units were issued at a weighted average price of $5.48 per share, with a weighted average vesting period of 3.7 years. The Company recorded $217,000 of compensation expense in its consolidated statements of operations related to the grants of restricted stock units. During the year ended December 31, 2005, 2,500 restricted stock units were forfeited.

     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income (loss) would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	2005	2004	2003
Net income, as reported	$11,003	$34,852	$10,082
Add: Total stock-based compensation expense included in net income as reported above	217	—	—
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(993)	(821)	(723)

Pro forma, net income	$10,227	$34,031	$9,359

(11) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.5 million, $2.2 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2006	$1,800
2007	1,516
2008	1,254
2009	1,143
2010	953
Thereafter	2,135
$8,801

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $4.4 million, $4.3 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003 respectively.

     As of December 31, 2005, approximately $9.8 million of letters of credit were issued in favor of various parties to secure the Company’s performance relating to franchise and lease requirements. The fair value of such letters of credit were not material.

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

SCHEDULE II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to		Balance at
	beginning of	costs	other	costs	other		end of
	period	and expenses	accounts	and expenses	accounts		period
December 31, 2003
Allowance for doubtful accounts
Current receivables	$2,683	$4,534	$—	$4,762	$	—	$2,455

December 31, 2004
Allowance for doubtful accounts
Current receivables	$2,455	$1,323	$347	$1,322	$	—	$2,803

December 31, 2005
Allowance for doubtful accounts
Current receivables	$2,803	$886	$—	$1,384	$	463	$1,842

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation (“Mediacom Broadband”) carried out an evaluation, with the participation of Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

Name	Age	Position
Rocco B. Commisso	56	Chairman and Chief Executive Officer of MCC; Manager, Chairman and Chief Executive Officer of Mediacom Broadband LLC; and President, Chief Executive Officer and Director of Mediacom Broadband Corporation
Mark E. Stephan	49	Executive Vice President, Chief Financial Officer and Director of MCC; Executive Vice President, Chief Financial Officer and Treasurer of Mediacom Broadband LLC; and Treasurer and Secretary of Mediacom Broadband Corporation
John G. Pascarelli	44	Executive Vice President, Operations of MCC
Italia Commisso Weinand	52	Senior Vice President, Programming and Human Resources of MCC
Joseph E. Young	57	Senior Vice President, General Counsel and Secretary of MCC
Charles J. Bartolotta	51	Senior Vice President, Customer Operations of MCC
Calvin G. Craib	51	Senior Vice President, Business Development of MCC
Brian Walsh	40	Senior Vice President and Corporate Controller of MCC
Craig S. Mitchell	47	Director of MCC
William S. Morris III	71	Director of MCC
Thomas V. Reifenheiser	70	Director of MCC
Natale S. Ricciardi	57	Director of MCC
Robert L. Winikoff	59	Director of MCC

     Rocco B. Commisso has 27 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 19 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     John G. Pascarelli has 25 years of experience in the cable television industry and has served as our manager’s Executive Vice President, Operations since November 2003. Prior to that he was our manager’s Senior Vice President, Marketing and Consumer Services from June 2000 and our manager’s Vice President of Marketing from March 1998. Before joining our manger in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Italia Commisso Weinand has 29 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

     Joseph E. Young has 21 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Charles J. Bartolotta has 23 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 24 years of experience in the cable television industry and has served as our manager’s Senior Vice President, Business Development since August 2001. Prior to that he was our manager’s Vice President, Business Development since April 1999. Before joining our manager in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     Brian M. Walsh has 18 years of experience in the cable television industry and has served as our manager’s Senior Vice President and Corporate Controller since February 2005. Prior to that he was our manager’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, our manager’s Vice President and Corporate Controller from February 1998 and our manager’s Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past six years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past six years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than six years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a member of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past six years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its President, Global Manufacturing, with responsibility for all of Pfizer’s manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as our outside general counsel, and prior to such representation, Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel from 1995.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

     Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the year ended December 31, 2005, MCC received $12.2 million of such management fees, approximately 2.0% of our gross operating revenues.

Other Relationships

     In July 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2005, we paid in aggregate $18.0 million in cash dividends on the preferred equity.

     In January 2005, we borrowed $88.0 million from Mediacom LLC. The loan was funded with borrowings under Mediacom LLC’s bank credit facility. The loan is in the form of a demand note, which has a 6.7% annual interest rate, payable semi-annually in cash. In April 2005, we repaid this demand note and accrued interest of $1.5 million.

     Investment banking firms or their affiliates have in the past engaged in transactions with and performed services for us and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services. Furthermore, these companies or their affiliates may perform similar services for us and our affiliates in the future. Affiliates of certain of these companies are agents and lenders under our subsidiary credit facility. The Bank of New York, an affiliate of BNY Capital Markets, Inc., acts as trustee for certain of our senior notes. Deutsche Bank Trust Company Americas, an affiliate of Deutsche Bank Securities Inc., acts as registrar and paying agent for certain of our senior notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2005	2004
Audit fees	414	225
Audit-related fees	306	658
Tax fees	8	—
All other fees	95	11

Total	$823	$893

     Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and annual reports on Form 10-K. Audit-related fees consist of the Sarbanes-Oxley Section 404 readiness project fees and related audit consultation. All other fees include fees associated with the review of documents filed with the Securities and Exchange Commission.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b) Exhibits

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

3.1	Certificate of Formation of Mediacom Broadband LLC (1)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (1)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation (1)

3.4	By-Laws of Mediacom Broadband Corporation (1)

4.1(a)	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (1)

4.1(b)	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (2)

4.2	Indenture relating to 8 1/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation (3)

10.1(a)	Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders (4)

10.2(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders. (5)

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics (6)

21.1	Subsidiaries of Mediacom Broadband LLC (1)

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(c) Financial Statement Schedule

     The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K and is on page 67.

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 30, 2006	By:	/s/ Rocco B. Commisso

Rocco B. Commisso Manager, Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso	Manager, Chairman and Chief Executive	March 30, 2006
Rocco B. Commisso	Officer (principal executive officer)

/s/ Mark E. Stephan	Executive Vice President,Chief Financial	March 30, 2006
Mark E. Stephan	Officer and Treasurer (principal financial
officer and principal accounting officer)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 30, 2006	By:	/s/ Rocco B. Commisso

Rocco B. Commisso President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso	President, Chief Executive Officer and Director (principal	March 30, 2006
Rocco B. Commisso	executive officer)

/s/ Mark E. Stephan	Treasurer and Secretary (principal financial officer and principal	March 30, 2006
Mark E. Stephan	accounting officer)