Form 10-Q
period 2006-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2006-05-15
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

☑ Yes  ☐ No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes    ☑ No

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,117	$7,142
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,842, respectively	33,187	36,205
Prepaid expenses and other current assets	34,768	26,613

Total current assets	76,072	69,960
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $428,945 and $405,316, respectively	713,575	718,210
Franchise rights, net of accumulated amortization of $38,752	1,251,361	1,251,361
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $19,768 and $19,251, respectively	13,355	13,774

Total investment in cable television systems	2,182,873	2,187,927
Other assets, net of accumulated amortization of $7,842 and $7,090, respectively	24,564	27,168

Total assets	$2,283,509	$2,285,055

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$114,767	$120,975
Deferred revenue	23,967	22,474
Current portion of long-term debt	49,493	43,858

Total current liabilities	188,227	187,307
Long-term debt, less current portion	1,399,916	1,374,512
Other non-current liabilities	7,831	8,622

Total liabilities	1,595,974	1,570,441

Commitments and contingencies (Note 8)

PREFERRED MEMBERS' INTEREST (related party)	150,000	150,000
MEMBERS' EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(187,465)	(160,386)
Total members' deficit	537,535	564,614
Total liabilities, preferred members' interest and members' deficit	$2,283,509	$2,285,055

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$162,827	$148,746

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $27,184 and $28,881, respectively, shown separately below)	65,102	58,224
Selling, general and administrative expenses	35,204	32,977
Management fee expense	2,977	2,896
Depreciation and amortization	27,184	28,881

Operating income	32,360	25,768

Interest expense, net	(27,017)	(23,449)
(Loss) gain on derivatives, net	(59)	4,977
Other expense	(1,376)	(1,028)

Net income	$3,908	$6,268

Dividend to preferred member (related party)	4,500	4,500

Net (loss) income applicable to member	$(592)	$1,768

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,908	$6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,184	28,881
Loss (gain) on derivatives, net	59	(4,977)
Amortization of deferred financing costs	752	559
Non-cash stock-based compensation	301	27
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,018	1,022
Prepaid expenses and other assets	(6,440)	479
Accrued liabilities	(6,509)	(7,580)
Deferred revenue	1,493	672
Other non-current liabilities	(645)	562
Net cash flows provided by operating activities	23,121	25,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,053)	(22,797)
Net cash flows used in investing activities	(22,053)	(22,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	73,000	149,000
Repayment of debt	(41,961)	(146,076)
Financing costs	(145)	-
Dividend payment on preferred members' interest	(4,500)	(4,500)
Dividend payment to parent	(26,487)	(4,528)
Net cash flows used in financing activities	(93)	(6,104)
Net increase in cash and cash equivalents	975	(2,988)

CASH AND CASH EQUIVALENTS, beginning of period	7,142	9,130
CASH AND CASH EQUIVALENTS, end of period	$8,117	$6,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$32,911	$30,252

The accompanying notes to the unaudited financial statements are an integral part of these statements

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

(2)	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.” SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its Consolidated Financial Condition or results of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Land and land improvements	$4,577	$4,577
Buildings and leasehold improvements	24,538	24,487
Cable systems, equipment and subscriber devices	1,066,480	1,047,978
Vehicles	33,934	33,908
Furniture, fixtures and office equipment	12,991	12,576
	1,142,520	1,123,526
Accumulated depreciation	(428,945)	(405,316)
Property, plant and equipment, net	$713,575	$718,210

(4)	Accrued Liabilities

Accrued liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Accrued interest	$23,093	$29,732
Accrued payroll and benefits	12,924	11,917
Accrued programming costs	30,841	32,486
Accrued property, plant and equipment	8,559	6,869
Accrued taxes and fees	14,072	16,005
Accrued telecommunications	7,134	5,447
Other accrued expenses	18,144	18,519
	$114,767	$120,975

(5)	Debt

Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Bank credit facilities	$847,625	$816,250
11% senior notes due 2013	400,000	400,000
8 1/2% senior notes due 2015	200,000	200,000
Capital lease obligations	1,784	2,120
	1,449,409	1,418,370
Less: current portion	49,493	43,858
Total long-term debt	$1,399,916	$1,374,512

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank Credit Facilities

The average interest rates on outstanding debt under the bank credit facility as of March 31, 2006 and 2005, were 6.5% and 4.8%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2006, the Company had unused credit commitments of approximately $527.5 million under its bank credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through March 31, 2006.

As of March 31, 2006, approximately $11.3 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.4%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. As of March 31, 2006, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $5.3 million which is included in current and non-current assets. As a result of the mark-to-market valuations, the Company recorded a loss on interest rate swaps of $0.1 million for the three months ended march 31, 2006, compared to a gain of $5.0 for the three months ended March 31, 2005.

(6)	Preferred Members’ Interests

Mediacom LLC has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2006 and 2005, the Company paid $4.5 million in cash dividends on the preferred equity.

(7)	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. All share-based payments are in the form of equity securities of MCC.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact of the Adoption of SFAS 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.2 million for the three months ended March 31, 2006. Compensation cost related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

Total share-based compensation for the three months period ended March 31, 2006 was as follows:

Three Months Ended March 31,
2006
Share-based compensation expense by type of award:
Employee stock options	$117
Employee stock purchase plan	123
Restricted stock units	61
Total share based compensation expense	$301

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.2 million as of March 31, 2006, which will be recognized over a weighted average period of 2.1 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three months ended March 31, 2005 (dollars in thousands):

		Three Months Ended
		March 31,
		2005

Net income as reported		$6,268
Add:	Total share-based compensation expense included in net income as reported	27
Deduct:	Total share-based compensation expense determined under fair value based method for all awards	(273)
Pro forma net income		$6,022

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation Assumptions

As required by SFAS No. 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.9%	4.8%	3.7%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of MCC’s Class A common stock. The Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three months ended March 31, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.

Stock Option Plan

In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity of the Company’s option plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	504,235	$10.51
Granted	30,000	5.75
Exercised	-	-
Forfeited	(3,700)	11.96
Expired	-	-
Outstanding at March 31, 2006	530,535	$10.23	6.2

Exercisable at March 31, 2006	277,721	$10.85	6.2

The weighted average fair value at the date of grant of a Class A common stock option granted under MCC’s option plan during the three months ended March 31, 2006 and 2005 was $5.75 and $5.42, respectively.

The following table summarizes information concerning stock options outstanding as of March 31, 2006:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00 - $11.96	530,535	6.2	$10.23	$15	277,721	6.2	$10.85	$3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC's average stock price of $5.80 per share during the three months ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees and directors (“participants”) in MCC Class A common stock. Awards of restricted stock units are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behaviors and trends of actual RSU forfeitures and is only recognizing compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $5.80 per share during the three months ended March 31, 2006, is $1.6 million.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity of the Company’s restricted stock unit awards for the three months ended March 31, 2006:

	Number of Non-Vested Share Unit Awards	Weighted Average Grant Date Fair Value
Unvested Awards at January 1, 2006	185,100	$5.48
Granted	94,700	5.72
Awards Vested	(10,025)	5.69
Foreited	-	-
Unvested Awards at March 31, 2006	269,775	$5.56

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to for 65,840 and 60,657 for the three months ended for March 31, 2006 and 2005, respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25 for the three months ended March 31, 2005.

(8)	Commitments and Contingencies

Legal Proceedings

The Company, MCC and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

(9)	Subsequent Event

On May 5, 2006, the operating subsidiaries of Mediacom Broadband LLC refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan which the operating subsidiaries may borrow at any time until July 1, 2006. Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three months ended, March 31, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”), and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of March 31, 2006, our cable systems passed an estimated 1.46 million homes and served 771,800 basic video subscribers. We provide digital video services to 289,600 digital customers, representing a penetration of 37.5% of our basic subscribers. We also currently provide HSD to 280,000 data customers, representing a penetration of 19.2% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 1.27 million and 36,000 customers, respectively, as of March 31, 2006.

Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash stock compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash stock compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 7 of our financial statements for more information on non-cash stock compensation costs.

Actual Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the unaudited consolidated statement of operations for the three months ended March 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change

Revenues	$162,827	$148,746	$14,081	9.5%

Costs and expenses:
Service costs	65,102	58,224	6,878	11.8%
Selling, general and administrative expenses	35,204	32,977	2,227	6.8%
Management fee expense	2,977	2,896	81	2.8%
Depreciation and amortization	27,184	28,881	(1,697)	(5.9%)
Operating income	32,360	25,768	6,592	25.6%

Interest expense, net	(27,017)	(23,449)	(3,568)	15.2%
(Loss) gain on derivatives, net	(59)	4,977	(5,036)	NM
Other expense	(1,376)	(1,028)	(348)	33.9%
Net income	$3,908	$6,268	$(2,360)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$59,845	$54,676	$5,169	9.5%
Non-cash stock compensation charges	(301)	(27)	(274)	NM
Depreciation and amortization	(27,184)	(28,881)	1,697	(5.9%)
Operating income	$32,360	$25,768	$6,592	25.6%

Revenues

The following table sets forth revenue information for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per subscriber data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Video	$120,036	$115,002	$5,034	4.4%
Data	30,647	25,197	5,450	21.6%
Phone	2,902	-	2,902	NM
Advertising	9,241	8,547	694	8.1%
	$162,826	$148,746	$14,080	9.5%

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	771,800	787,500	(15,700)	(2.0%)
Data customers	280,000	226,000	54,000	23.9%
Phone customers	36,000	-	36,000	NM
Average monthly video revenue per basic subscriber (1)	$51.80	$48.81	$2.99	6.1%
Average monthly data revenue per data subscriber (2)	$37.42	$38.99	$(1.57)	(4.0%)
_____________
(1)	Average monthly video revenue per basic subscriber is calculated based on average monthly video revenue divided by the average number of basic subscribers for the quarter.
(2)	Average monthly data revenue per data subscriber is calculated based on average monthly data revenue divided by the average number of data subscribers for the quarter.

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

Revenues rose 9.5%, largely attributable to growth in our data customers and higher video revenues. We continue to expand the availability, and enhance the quality, of our advanced video services, such as VOD, HDTV and DVRs. Over the past two years, we have more than tripled the download speed of our HSD product. As of March 31, 2006, and within nine months of the launch of our phone service, we were marketing this new product to nearly 80% of the homes in our markets. We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. As a result, we grew our revenue generating units (“RGUs”) by 8.6% to 1.38 million from 1.27 million. RGUs represent the sum of basic subscribers and digital, HSD and phone customers.

Video revenues increased 4.4%, as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services, offset in part by a 2.0% year-over-year subscriber loss. Average monthly video revenue per basic video subscriber increased 6.1%. During the three months ended March 31, 2006, we lost 1,200 subscribers compared to a gain of 4,500 subscribers during the same period last year. Digital customers increased 35,100 to 289,600 when compared to the same period last year.

Data revenues rose 21.6%, primarily due to a 23.9% year-over-year increase in data customers and, to a lesser extent, increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased 4.0%, as a result of promotional offers in 2005.

In June 2005, we launched Mediacom Phone, and as of March 31, 2006, our phone service was marketed to approximately 1.27 million of our estimated 1.46 million homes passed and served 36,000 customers. We expect to market Mediacom Phone to nearly all of our homes by year-end 2006.

Advertising revenues increased 8.1%, as a result of stronger local and regional advertising.

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

Service costs rose 11.8%, primarily due to increases in programming costs, and a lesser extent, phone service and employee expenses. Programming expense, the largest component of service costs, increased 10.3%, principally as a result of higher unit costs charged by our programming vendors, and, to a lesser extent, a benefit we recognized in the first quarter of 2005 relating to a certain contract renewal, offset in part by a lower base of basic subscribers. Recurring expenses related to our phone service grew incrementally with the increase of customers since our launch of Mediacom Phone service in the second quarter of 2006. Personnel costs grew by 5.6%, due to increased headcount of our technical workforce for customer installation activity and higher employee related insurance expenses. Service costs as a percentage of revenues were 40.0% and 39.1% for the three months ended March 31, 2006 and 2005, respectively.

Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

Selling, general and administrative expenses rose 6.8%, principally due to higher employee and tax expenses, offset in part by a significant decrease in marketing costs. Employee expenses grew 9.4%, as a result of increased headcount of our administrative, direct sales and customer service personnel. Taxes and other fees were higher by 19.6%, due to an increase in property taxes and franchise fee expenses. The increase in these expenses was significantly offset by a 25.4% decrease in marketing costs as a result of a reduced contracted third party sales and lower advertising expenses. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 22.2% for the three months ended March 31, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense reflects charges incurred under our management arrangements with our parent, MCC. Management fee expense increased 2.8%, which reflects greater overhead costs charged by MCC during the three month period ended March 31, 2006. As a percentage of revenues, management fee expense was 1.8% for the three months ended March 31, 2006 and 2005.

Adjusted OIBDA

Adjusted OIBDA rose 9.5%, principally due to revenue growth, partially offset by higher costs and expenses.

Depreciation and Amortization

Depreciation and amortization decreased 5.9%, principally due to higher levels of plant disposals in prior periods.

Operating Income

Operating income grew 25.6%, largely due to growth in Adjusted OIBDA and, to a lesser extent, lower depreciation and amortization expense.

Interest Expense, Net

Interest expense, net increased by 15.2%, primarily due to higher market interest rates on variable rate debt and to a lesser extent, higher average indebtedness.

(Loss) Gain on Derivatives, Net

We enter into interest rate exchange agreements or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2006, we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $0.1 million for the three months ended March 31, 2006, as compared to a gain on derivatives of $5.0 million for the three months ended March 31, 2005.

Other Expense

Other expense was $1.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Net Income

As a result of the factors described above, we generated net income for the three months ended March 31, 2006 of $3.9 million, as compared to net income of $6.3 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Overview

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

As of March 31, 2006, our total debt was $1.45 billion. Of this amount, $49.5 million matures within the twelve months ending March 31, 2007. During the three months ended March 31, 2006, we paid cash interest of $32.9 million. As of March 31, 2006, we had unused revolving credit commitments of $527.5 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

On May 5, 2006, we refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan which we may borrow at any time until July 1, 2006. Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

As of March 31, 2006, after giving effect to this refinancing but excluding borrowings under the $250.0 million delayed-draw term loan, we had unused credit commitments of about $575.5 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of March 31, 2006, after giving effect to this refinancing and assuming that the $250.0 delayed-draw term loan is borrowed in full, we had unused credit commitments of about $625.5 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through March 31, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.

Operating Activities

Net cash flows provided by operating activities were $23.1 million and $25.9 million for the three months ended March 31, 2006 and 2005, respectively. This decrease of $2.8 million was principally due to the change in operating assets and liabilities, which increased $4.2 due to the timing of cash payments and cash receipts.

Investing Activities

Net cash flows used in investing activities were $22.1 million and $22.8 million for the three months ended March 31, 2006 and 2005, respectively. Substantially all of the cash flows used in investing activities have been for capital expenditures.

Financing Activities

Net cash flows used in financing activities were $0.1 million, as compared to net cash flows used in financing activities of $6.1 million for the three months ended March 31, 2006 and 2005, respectively. Our financing activities included net borrowings of $31.0 million, dividends to our parent, MCC, of $26.5 million and, dividends on our preferred membership interest in Mediacom LLC of $4.5 million.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Share-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended March 31, 2005.

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

There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 8 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1
Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank N.A., as administrative agent. (1)

10.2
Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders. (1)

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 15, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 15, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Treasurer and Secretary