Form 10-Q/A
period 2006-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2006-06-28
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Mediacom Broadband LLC and Mediacom Broadband Corporation hereby amend their Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 15, 2006, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends Exhibit 32.1 and 32.2 (Section 1350 Certifications) to correct a typographical error in the date reflecting the period ended for the Form 10-Q.

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

MEDIACOM BROADBAND LLC

June 28, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

June 28, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Treasurer and Secretary