Form 10-Q
period 2006-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2006-11-09
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
☑ Yes       ☐ No
Indicate by check mark whether the Registrants are large accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filers       ☐ Accelerated filers       ☑ Non-accelerated filers
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable
*Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,992	$7,142
Accounts receivable, net of allowance for doubtful accounts of $1,467 and $1,842, respectively	40,779	36,205
Prepaid expenses and other current assets	49,505	26,613

Total current assets	97,276	69,960
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $477,695 and $405,316, respectively	716,182	718,210
Franchise rights, net of accumulated amortization of $38,752	1,251,361	1,251,361
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $20,802 and $19,251, respectively	12,223	13,774

Total investment in cable television systems	2,184,348	2,187,927
Other assets, net of accumulated amortization of $3,129 and $7,090, respectively	14,951	27,168

Total assets	$2,296,575	$2,285,055

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$111,257	$120,975
Deferred revenue	24,970	22,474
Current portion of long-term debt	61,375	43,858

Total current liabilities	197,602	187,307
Long-term debt, less current portion	1,524,594	1,374,512
Other non-current liabilities	11,541	8,622

Total liabilities	1,733,737	1,570,441
Commitments and contingencies (Note 9)
PREFERRED MEMBERS’ INTEREST	150,000	150,000
MEMBERS’ EQUITY
Capital contributions	652,310	725,000
Accumulated deficit	(239,472)	(160,386)

Total members’ equity	412,838	564,614

Total liabilities, preferred members’ interest and members’ equity	$2,296,575	$2,285,055

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$171,280	$152,685	$503,877	$455,725
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $26,050, $28,488, $80,520 and $85,575, respectively, shown below)	68,429	60,204	200,150	177,283
Selling, general and administrative expenses	38,944	34,115	110,669	101,863
Management fee expense	3,057	3,002	8,982	8,981
Depreciation and amortization	26,050	28,488	80,520	85,575

Operating income	34,800	26,876	103,556	82,023
Interest expense, net	(27,876)	(24,628)	(82,739)	(71,481)
Loss on early extinguishment of debt	(28,298)	—	(31,207)	—
(Loss) gain on derivatives, net	(8,392)	2,156	(8,030)	6,217
Other expense	(947)	(857)	(3,834)	(2,898)

Net (loss) income	$(30,713)	$3,547	$(22,254)	$13,861

Dividend to preferred member	4,500	4,500	13,500	13,500

Net (loss) income applicable to member	$(35,213)	$(953)	$(35,754)	$361

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,254)	$13,861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	80,520	85,575
(Loss) gain on derivatives, net	8,030	(6,217)
Loss on early extinguishment of debt	8,206	—
Amortization of deferred financing costs	2,115	1,729
Share-based compensation	789	154
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,574)	(1,734)
Prepaid expenses and other assets	(24,604)	(16,715)
Accrued liabilities	(9,719)	(6,831)
Deferred revenue	2,496	1,049
Other non-current liabilities	(2,097)	(931)

Net cash flows provided by operating activities	38,908	69,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,965)	(84,758)

Net cash flows used in investing activities	(76,965)	(84,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	1,295,000	285,750
Repayment of debt	(727,402)	(438,245)
Redemption/repayment of senior notes	(400,000)	—
Issuance of senior notes	—	200,000
Financing costs	(169)	(6,330)
Capital contribution	103,040	—
Capital distribution	(175,730)	—
Dividend payment on preferred members’ interest	(13,500)	(13,500)
Dividend payment to parent	(43,332)	(15,391)

Net cash flows provided by financing activities	37,907	12,284

Net decrease in cash and cash equivalents	(150)	(2,534)
CASH AND CASH EQUIVALENTS, beginning of period	7,142	9,130

CASH AND CASH EQUIVALENTS, end of period	$6,992	$6,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$100,912	$81,420

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 8. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.
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
Allowance for Doubtful Accounts
During the nine months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.5 million for nine months ended September 30, 2006.
The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its advertising businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.3 million for the three and nine months ended September 30, 2006.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its Consolidated Financial Condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Cable systems, equipment and subscriber devices	$1,115,429	$1,047,978
Vehicles	34,194	33,908
Buildings and leasehold improvements	24,610	24,487
Furniture, fixtures and office equipment	15,067	12,576
Land and land improvements	4,577	4,577

	1,193,877	1,123,526
Accumulated depreciation	(477,695)	(405,316)

Property, plant and equipment, net	$716,182	$718,210

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Accrued programming costs	$29,625	$32,486
Accrued taxes and fees	16,430	16,005
Accrued payroll and benefits	15,326	11,917
Accrued interest	11,680	29,732
Accrued property, plant and equipment	8,929	6,869
Accrued telecommunications costs	6,420	5,447
Other accrued expenses	22,847	18,519

	$111,257	$120,975

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Bank credit facilities	$1,384,875	$816,250
11% senior notes due 2013	—	400,000
8 1/2% senior notes due 2015	200,000	200,000
Capital lease obligations	1,094	2,120

	$1,585,969	$1,418,370
Less: current portion	61,375	43,858

Total long-term debt	$1,524,594	$1,374,512

Bank Credit Facilities
On May 5, 2006, the Company refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used as follows: (i) to make a distribution to MCC to allow it to repay $172.5 million of its 5.25% convertible senior notes due July 1, 2006; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of the Company’s subsidiary credit facility; and (iii) for working capital purposes.
The average interest rates on outstanding debt under the bank credit facilities as of September 30, 2006 and 2005, were 6.8% and 5.1%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2006, the Company had unused credit commitments of approximately $258.7 million under its bank credit facilities, of which approximately $78.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of September 30, 2006.
As of September 30, 2006, approximately $13.9 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11% Senior Notes
On June 16, 2006, the Company notified the holders of the 11% senior notes due 2006 (the “11% Notes”) that they would be redeemed in July 2006. On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium. The accrued interest paid was $22.2 million. The Company funded the redemption with: (i) a $335.0 million borrowing under the revolving credit portion of its subsidiary credit facility; (ii) a $100.0 million capital contribution from MCC; and (iii) available cash.
5.25% Convertible Senior Notes
On June 29, 2006, the Company made a $172.5 million capital distribution to MCC to allow it to repay the entire outstanding principal amount of its 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $600.0 million is fixed at a weighted average rate of approximately 4.2%. In addition, in June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.3% on $200.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $150.0 million, $400.0 million and $100.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $2.7 million. As a result of the mark-to-market valuations on these interest rate swaps, the Company recorded a loss on derivatives of $8.4 million and a gain on derivatives of $2.2 million for the three months ended September 30, 2006 and 2005, respectively, and a loss on derivatives of $8.0 million and a gain on derivatives of $6.2 million for the nine months ended September 30, 2006 and 2005, respectively.
Loss on Early Extinguishment of Debt
For the three months ended September 30, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $28.3 million, representing $22.0 million of call premium and the write-off of $6.3 million of unamortized deferred financing costs. For the nine months ended September 30, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $31.2 million, representing $22.0 million of call premium, $1.0 million of bank fees and the write-off of $8.2 million of unamortized deferred financing costs.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC has a $150.0 million preferred equity investment in the Company as of September 30, 2006. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended September 30, 2006 and 2005, the Company paid $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2006 and 2005, the Company paid $13.5 million in cash dividends on the preferred equity.
7. MEMBERS’ EQUITY
On June 29, 2006, MCC made a $3.0 million capital contribution to the Company. On the same date, the Company made a $172.5 million capital distribution to MCC that was financed with a drawdown on the revolving credit portion of its subsidiary credit facility and available cash. In addition, the Company paid dividends of $43.3 million to MCC primarily to fund MCC’s common stock repurchase program. On July 12, 2006, MCC made a $100.0 million capital contribution to the Company. On September 29, 2006, the Company made a $3.2 million capital distribution to MCC from available cash.
8. SHARE-BASED COMPENSATION
Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. All share-based payments are in the form of equity securities of MCC.
Under this method, prior periods are not restated and the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the MCC’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact of the Adoption of SFAS 123(R)
Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.2 million for the three months ended September 30, 2006 and $0.5 million for the nine months ended September 30, 2006. Compensation cost related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.
Total share-based compensation for the three and nine months periods ended September 30, 2006, were as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Share-based compensation expense by type of award:
Employee stock options	$121	$343
Employee stock purchase plan	93	203
Restricted stock units	87	243

Total share-based compensation expense	$301	$789

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.1 million as of September 30, 2006, which will be recognized over a weighted average period of 1.6 years.
Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three and nine months ended September 30, 2005 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$3,547	$13,861
Add:
Total share-based compensation expense included in net income as reported above	64	154
Deduct:
Total share-based compensation expense determined under fair value based method for all awards	(314)	(791)

Pro forma net income	$3,297	$13,224

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Assumptions
As required by SFAS No. 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.9%	4.7%	4.0%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—
MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of MCC’s Class A common stock. The Company used historical data and other factors to estimate the option life of the share-based payments granted. For the nine months ended September 30, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.
Stock Option Plan
In April 2003, MCC’s Board of Directors adopted MCC’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated MCC’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.
The following table summarizes the activity of the 2003 Plan for the nine months ended September 30, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	508,425	$10.56
Granted	45,000	5.77
Exercised	—	—
Forfeited	(44,005)	7.08
Expired	—	—

Outstanding at September 30, 2006	509,420	$10.44	5.7

Exercisable at September 30, 2006	364,957	$10.97	5.8

The weighted average fair value at the date of grant of a Class A common stock option granted under the 2003 Plan during the nine months ended September 30, 2006 and 2005 was $5.77 and $5.42, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information concerning stock options outstanding as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
Range of	Number of	Remaining	Weighted	Aggregate	Number of	Remaining	Weighted	Aggregate
Exercise	Shares	Contractual	Average	Intrinsic Value	Shares	Contractual	Average	Intrinsic Value
Prices	Outstanding	Life	Exercise Price	(in thousands)	Outstanding	Life	Exercise Price	(in thousands)
$5.00 - $11.96	509,420	5.7	$10.44	$32	364,957	5.8	$10.97	$5
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC’s average stock price of $6.26 per share during the nine months ended September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
Restricted Stock Units
MCC grants restricted stock units (“RSUs”) to certain employees and directors (“participants”) in MCC Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behaviors and trends of actual RSU forfeitures and is only recognizing compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $6.26 per share during the nine months ended September 30, 2006, is $1.3 million.
The following table summarizes the activity of MCC’s restricted stock unit awards for the nine months ended September 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	185,100	$5.48
Granted	99,700	5.73
Awards Vested	(10,025)	5.69
Forfeited	(69,875)	5.47

Unvested Awards at September 30, 2006	204,900	$5.59

Employee Stock Purchase Plan
MCC maintains an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 63,254 and 60,215 for the three months ended September 30, 2006 and 2005, respectively. Shares purchased by employees amounted to 129,094 and 120,872 for the nine months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.3 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.6 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS 123(R) was $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the nine months ended September 30, 2005.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company, its subsidiaries, MCC and other affiliated companies are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.
10. SUBSEQUENT EVENTS
On October 5, 2006, the Company issued $300.0 million aggregate principal amount of 8.5% senior notes due October 2015. The 8.5% Notes are unsecured obligations of the Issuers. The indenture stipulates, among other things, restriction on incurrence of indebtedness, distribution mergers, and asset sales and has cross-default provisions related to other debt of the Issuers. The Company used the net proceeds of the issuance of the 8.5% Notes to reduce borrowings (but not commitments) outstanding under the revolving credit portion of its subsidiary credit facility. The Company incurred approximately $3.0 million of financing costs associated with the issuance of the 8.5% Notes, which included $2.3 million of original issue discount. As of September 30, 2006, after giving effect to the issuance of the 8.5% Notes, the Company had unused credit commitments of approximately $555.7 million under its bank credit facilities, of which approximately $375.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. Where our phone service is available we offer triple play bundles of video, HSD, and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.
As of September 30, 2006, our cable systems passed an estimated 1.47 million homes and served 758,000 basic subscribers. We provide digital video services to 297,000 customers, representing a penetration of 39.2% of our basic subscribers. We also currently provide HSD to 301,000 customers, representing a penetration of 20.5% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 1.3 million estimated homes passed and 60,000 customers, respectively, as of September 30, 2006.
Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash share-based compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.
Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash, share-based compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 8 of our financial statements for more information on non-cash, share-based compensation costs.
Retransmission Consent
Cable systems serving our subscribers carry the broadcast signals of 4 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. All of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our aggregate total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network. In negotiations for a longer-term retransmission consent agreement, Sinclair is seeking compensation that we believe to be in excess of what is appropriate, although the amount is not material to our results of operations or financial condition.

On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006. We cannot predict whether we will be able to reach a new agreement before our systems actually have to cease carriage. If there is an actual termination of carriage, we are unable to predict how many of our subscribers might switch to direct broadcast service providers that carry the Sinclair stations as the result of marketing campaigns launched by those providers or Sinclair; however, a permanent loss of a significant number of subscribers could adversely affect our results of operations, financial condition and prospects.
Actual Results of Operations
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
The following table sets forth the unaudited consolidated statement of operations for the three months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$171,280	$152,685	$18,595	12.2%
Costs and expenses:
Service costs	68,429	60,204	8,225	13.7%
Selling, general and administrative expenses	38,944	34,115	4,829	14.2%
Management fee expense	3,057	3,002	55	1.8%
Depreciation and amortization	26,050	28,488	(2,438)	(8.6%)

Operating income	34,800	26,876	7,924	29.5%
Interest expense, net	(27,876)	(24,628)	(3,248)	13.2%
Loss on early extinguishment of debt	(28,298)	—	(28,298)	NM
(Loss) gain on derivatives, net	(8,392)	2,156	(10,548)	NM
Other expense	(947)	(857)	(90)	10.5%

Net (loss) income	$(30,713)	$3,547	$(34,260)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$61,151	$55,428	$5,723	10.3%
Non-cash, share-based compensation charges	(301)	(64)	(237)	NM
Depreciation and amortization	(26,050)	(28,488)	2,438	(8.6%)

Operating income	$34,800	$26,876	$7,924	29.5%

Revenues
The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$121,546	$115,749	$5,797	5.0%
Data	33,473	27,456	6,017	21.9%
Phone	5,632	26	5,606	NM
Advertising	10,629	9,454	1,175	12.4%

	$171,280	$152,685	$18,595	12.2%

	Three Months Ended
	September 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	758,000	774,000	(16,000)	(2.1%)
Data customers	301,000	252,000	49,000	19.4%
Phone customers	60,000	1,000	59,000	NM
Average monthly video revenue per basic subscriber(1)	$53.52	$49.78	$3.74	7.5%
Average monthly data revenue per data customer (2)	$38.08	$37.58	$0.50	1.3%

(1)	Average monthly video revenue per basic subscriber is calculated based on average monthly video revenue divided by the average number of basic subscribers for the quarter.

(2)	Average monthly data revenue per data customer is calculated based on average monthly data revenue divided by the average number of data customers for the quarter.
Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to our customers for our phone service.
Revenues rose 12.2%, largely attributable to growth in our data and phone customers and higher video rates and service fees. As of September 30, 2006, and within a year of the launch of our phone service, we were marketing this new product to about 90% of the estimated homes in our markets.
Video revenues increased 5.0% as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services, offset in part by a 2.1% reduction in basic subscribers. During the three months ended September 30, 2006, we gained 2,000 subscribers, compared to a loss of 2,000 during the same period last year. Digital customers increased 17,000 to 297,000 when compared to the same period last year.
Data revenues rose 21.9%, primarily due to a 19.4% year-over-year increase in data customers. Largely as a result of promotional offers taken in 2005, average monthly data revenue per data customer increased 1.3% from the prior year period, but grew 1.0% sequentially from $37.70 in the second quarter of 2006 due to the expiration of these promotions.
As of September 30, 2006, Mediacom Phone was marketed to approximately 1.3 million of our 1.47 million estimated homes passed and served 60,000 customers. Phone revenues grew 27.5% sequentially from the previous quarter to $5.6 million.

Advertising revenues increased 12.4%, largely as a result of stronger local advertising sales and, to a lesser extent, political advertising.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
Service costs rose 13.7%, primarily due to increases in programming expenses, customer growth in phone and HSD services and higher employee and plant operating expenses. Programming expense, the largest component of service costs, increased 6.5% principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 55.7% commensurate with the significant increase of our phone and data customers. Employee operating costs grew 25.0% principally due to insurance-related expenses and lower capitalized activity by our technicians. Plant operating costs rose 31.3% as a result of higher outside contractor and vehicle fuel costs. Service costs as a percentage of revenues were 40.0% and 39.4% for the three months ended September 30, 2006 and 2005, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 14.2%, principally due to higher marketing costs, taxes and fees, and office and billing costs, offset in part by lower sales commissions paid to our employees. Marketing costs rose 42.6% largely due to product and service mailing campaigns. Taxes and other fees were higher by 14.8% due primarily to higher property taxes and franchise fees. Office expenses increased by 37.2% largely due to call center telecommunications charges. Billing expenses rose 16.4% primarily due to higher processing fees. Selling, general and administrative expenses as a percentage of revenues were 22.7% and 22.3% for the three months ended September 30, 2006 and 2005, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense decreased 1.8%, reflecting lower overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the three months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization expense decreased 8.6% primarily due to reduced overall capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 10.3%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 29.5%, largely due to growth in Adjusted OIBDA and a modest decline in depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 13.2%, primarily due to higher market interest rates on variable rate debt.

Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006 we had interest rate swaps with an aggregate principal amount of $600.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $200.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $8.4 million for the three months ended September 30, 2006 compared to a gain of $2.2 million for the three months ended September 30, 2005.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $28.3 million for the three months ended September 30, 2006. This represents a premium paid on the redemption of the 11% senior notes due 2013 (the “11% Notes”) and the write-off of deferred financing costs associated with the issuance of the 11% Notes. See “Liquidity and Capital Resources.”
Net (Loss) Income
As a result of the factors described above, primarily loss on early extinguishment of debt and loss on derivatives, net, we recognized a net loss for the three months ended September 30, 2006 of $30.7 million compared to net income of $3.5 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
The following table sets forth the unaudited consolidated statement of operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$503,877	$455,725	$48,152	10.6%
Costs and expenses:
Service costs	200,150	177,283	22,867	12.9%
Selling, general and administrative expenses	110,669	101,863	8,806	8.6%
Management fee expense	8,982	8,981	1	0.0%
Depreciation and amortization	80,520	85,575	(5,055)	(5.9%)

Operating income	103,556	82,023	21,533	26.3%
Interest expense, net	(82,739)	(71,481)	(11,258)	15.7%
Loss on early extinguishment of debt	(31,207)	—	(31,207)	NM
(Loss) gain on derivatives, net	(8,030)	6,217	(14,247)	NM
Other expense	(3,834)	(2,898)	(936)	32.3%

Net (loss) income	$(22,254)	$13,861	$(36,115)	(260.6%)

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$184,865	$167,752	$17,113	10.2%
Non-cash, share-based compensation charges	(789)	(154)	(635)	NM
Depreciation and amortization	(80,520)	(85,575)	5,055	(5.9%)

Operating income	$103,556	$82,023	$21,533	26.3%

Revenues
The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$364,167	$348,348	$15,819	4.5%
Data	96,071	79,286	16,785	21.2%
Phone	12,952	27	12,925	NM
Advertising	30,687	28,064	2,623	9.3%

	$503,877	$455,725	$48,152	10.6%

	Nine Months Ended
	September 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	758,000	774,000	(16,000)	(2.1%)
Data customers	301,000	252,000	49,000	19.4%
Phone customers	60,000	1,000	59,000	NM
Average monthly video revenue per basic subscriber (1)	$52.94	$49.58	$3.36	6.8%
Average monthly data revenue per data customer (2)	$37.73	$38.35	$(0.61)	(1.6%)

(1)	Average monthly video revenue per basic subscriber is calculated based on average monthly video revenue divided by the average number of basic subscribers for the period.

(2)	Average monthly data revenue per data customer is calculated based on average monthly data revenue divided by the average number of data customers for the period.
Revenues rose 10.6%, largely attributable to growth in our data and phone customers and higher video rates and service fees.
Video revenues increased 4.5% as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services, offset in part by a 2.1% reduction in basic subscribers. Average monthly video revenue per basic subscriber increased 6.8%.
Data revenues rose 21.2%, primarily due to a 19.4% year-over-year increase in data customers. Largely as a result of promotional offers taken in 2005, average monthly data revenue per data customer decreased 1.6% from the prior year period.
Phone revenues were $13.0 million for the nine months ended September 30, 2006.

Advertising revenues increased 9.3%, largely as a result of stronger local advertising sales and, to a lesser extent, political advertising.
Costs and Expenses
Service costs rose 12.9%, primarily due to increases in programming expenses, customer growth in our phone and HSD services and higher employee and plant operating expenses. Programming expense, the largest component of service costs, increased 7.6%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 51.0% commensurate with the significant increase of our phone and data customers. Employee operating costs rose by 15.3% due to insurance-related expenses and lower capitalized activity by our technicians. Plant operating costs rose 27.0% due to higher vehicle fuel and plant maintenance costs. Service costs as a percentage of revenues were 39.8% and 38.9% for the nine months ended September 30, 2006 and 2005, respectively.
Selling, general and administrative expenses rose 8.6%, principally due to higher taxes and fees and office, billing and employee costs, offset in part by lower sales commissions paid to our employees. Taxes and fees increased by 17.9% due principally to higher property taxes and franchise fees. Office expenses rose by 27.5% due to higher call center telecommunications charges. Billing costs were higher by 12.4% due to increased processing fees. Employee costs grew by 16.4% due primarily to greater levels of salary and non-cash, share-based compensation in our administrative workforce. Selling, general and administrative expenses as a percentage of revenues were 22.0% and 22.4% for the nine months ended September 30, 2006 and 2005, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense remained flat. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the nine months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization declined by 5.9% primarily due to reduced overall capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 10.2%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 26.3%, largely due to growth in Adjusted OIBDA and only a modest decline in depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 15.7%, primarily due to higher market interest rates on variable rate debt.
(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006 we had interest rate swaps with an aggregate principal amount of $600.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $200.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $8.0 million for the nine months ended September 30, 2006 compared to a gain of $6.2 million for the nine months ended September 30, 2005.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $31.2 million for the nine months ended September 30, 2006. This represents a premium paid on the redemption of the 11% Notes and the write-off of deferred financing costs associated with various refinancing transactions during 2006.
Net Income
As a result of the factors described above, primarily loss on early extinguishment of debt and loss on derivatives, net, we recognized a net loss for the nine months ended September 30, 2006 of $22.3 million compared to net income of $13.9 million for the nine months ended September 30, 2005.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted from network upgrade investments to the deployment of advanced services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing.
As of September 30, 2006, our total debt was $1.59 billion. Of this amount, $61.4 million matures within the twelve months ending September 30, 2007. During the nine months ended September 30, 2006, we paid cash interest of $100.9 million, net of capitalized interest.
We have a $1.657 billion bank credit facility expiring in 2015. As of September 30, 2006, we had, in total, unused revolving credit commitments of approximately $258.7 million, of which approximately $78.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
On October 5, 2006, we issued $300.0 million aggregate principal amount of 8.5% senior notes due October 2015 (the “8.5% Notes”). The indenture stipulates, among other things, restriction on incurrence of indebtedness, distribution mergers, and asset sales and has cross-default provisions related to other debt of the Issuers. We used the proceeds of the offering to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facilities. We incurred approximately $3.0 million of financing costs associated with the issuance of the 8.5% Notes, which included $2.3 million of original issue discount. As of September 30, 2006, after giving effect to the offering, we had unused revolving credit commitments of $555.7 million, of which $375.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete future acquisitions if the opportunities arise.

Operating Activities
Net cash flows provided by operating activities were $38.9 million for the nine months ended September 30, 2006 compared to $69.9 million for the comparable period last year. The change of $31.0 million is primarily due to the net change in operating assets and liabilities.
During the nine months ended September 30, 2006, the net change in our operating assets and liabilities was $38.5 million, primarily due to an increase in our prepaid expenses and other assets of $24.6 million, an increase in accounts receivable, net of $4.6 million and a decrease in accrued liabilities of $9.7 million, offset by an increase in our deferred revenue of $2.5 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $77.0 million for the nine months ended September 30, 2006, as compared to $84.8 million for the prior year. Capital expenditures decreased $7.8 million, primarily due to lower spending on customer premise equipment.
Financing Activities
Net cash flows provided by financing activities were $37.9 million for the nine months ended September 30, 2006, as compared to net cash flows provided by financing activities of $12.3 million for the comparable period in 2005, largely due to net bank financing of approximately $567.6 million and an approximately $103.0 million capital contribution from MCC, offset in part by the repayment of $400.0 million of senior notes and approximately $232.6 million of capital distributions and dividends to MCC.
Our principal financing activities included the following:
•
On May 5, 2006, we refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used: (i) to make a capital distribution to MCC to allow it to repay $172.5 million of its 5.25% convertible senior notes due July 1, 2006; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facility; and (iii) for working capital purposes.

•
On July 17, 2006, we redeemed all of the outstanding 11% notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium, the accrued interest paid was $22.0 million. The redemption was funded with: (i) a $335.0 million borrowing under the revolving credit portion of our subsidiary credit facility; (ii) a $100.0 million capital contribution from MCC; and (iii) available cash.

•	On October 5, 2006, we issued the 8.5% Notes, and used the proceeds to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facilities.

•	We made distributions to MCC of $43.3 million primarily to fund its Board authorized share repurchase program during the nine months ended September 30, 2006.

Other
We have entered into interest rate exchange agreements with counterparties, which expire from October 2006 through August 2010, to hedge $600.0 million of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fixed interest rates at 5.3% on $100.0 million of floating rate debt for three years, which commenced on September 29, 2006 and $200.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the nine months ended September 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $150.0 million, $400.0 million and $100.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended 2005.
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
Mediacom Broadband LLC
The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
November 9, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 9, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications Mediacom Broadband LLC
32.2	Section 1350 Certifications Mediacom Broadband Corporation