Form 10-Q
period 2007-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2007-08-10
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
☐ Yes       ☑ No
Note: As a voluntary filer, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
FOR THE PERIOD ENDED JUNE 30, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: existing and future competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully implement our growth strategy, including the introduction of new products and services and acquisitions; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$7,293	$12,019
Accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,380	42,999	43,205
Prepaid expenses and other current assets	89,185	68,379

Total current assets	139,477	123,603

Investment in cable television systems:

Property, plant and equipment, net of accumulated depreciation of $553,116 and $501,713	722,219	716,339
Franchise rights	1,251,385	1,251,386
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $22,462 and $21,319	10,661	11,803

Total investment in cable television systems	2,188,847	2,184,110

Other assets, net of accumulated amortization of $4,603 and $3,636	15,947	17,086

Total assets	$2,344,271	$2,324,799

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,511	$127,896
Deferred revenue	27,609	25,430
Current portion of long-term debt	68,158	68,707

Total current liabilities	229,278	222,033

Long-term debt, less current portion	1,556,500	1,527,536
Other non-current liabilities	5,287	9,875

Total liabilities	1,791,065	1,759,444

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	642,910	652,310
Accumulated deficit	(239,704)	(236,955)

Total members’ equity	403,206	415,355

Total liabilities, preferred member’s interest and members’ equity	$2,344,271	$2,324,799

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$182,271	$169,769	$355,623	$332,596

Costs and expenses:
Service costs	73,246	66,620	147,579	131,721
Selling, general and administrative expenses	39,882	36,520	77,093	71,724
Management fee expense	3,353	2,948	6,657	5,925
Depreciation and amortization	27,838	27,286	54,687	54,470

Operating income	37,952	36,395	69,607	68,756

Interest expense, net	(30,214)	(27,846)	(59,738)	(54,864)
Loss on early extinguishment of debt	—	(2,908)	—	(2,908)
Gain on derivatives, net	5,313	420	2,995	362
Other expense, net	(813)	(1,511)	(2,277)	(2,887)

Net income	$12,238	$4,550	$10,587	$8,459

Dividend to preferred member	4,500	4,500	9,000	9,000

Net income (loss) applicable to member	$7,738	$50	$1,587	$(541)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,587	$8,459
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	54,687	54,470
Gain on derivatives, net	(2,995)	(362)
Loss on early extinguishment of debt	—	1,908
Amortization of deferred financing costs	967	1,512
Share-based compensation	518	488
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	206	(1,391)
Prepaid expenses and other assets	(21,748)	(14,668)
Accounts payable and accrued expenses	5,611	536
Deferred revenue	2,179	1,859
Other non-current liabilities	(995)	(1,346)

Net cash flows provided by operating activities	$49,017	$51,465

INVESTING ACTIVITIES:
Capital expenditures	(59,425)	(49,441)

Net cash flows used in investing activities	$(59,425)	$(49,441)

FINANCING ACTIVITIES:
New borrowings	90,164	894,000
Repayment of debt	(61,750)	(665,678)
Financing costs	—	(198)
Capital contribution	—	3,040
Dividend payment on preferred members’ interest	(9,000)	(9,000)
Return of capital to parent	(9,400)	(172,500)
Dividend payment to parent	(4,332)	(43,331)

Net cash flows provided by financing activities	$5,682	$6,333

Net (decrease) increase in cash	(4,726)	8,357

CASH, beginning of period	12,019	7,142

CASH, end of period	$7,293	$15,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$60,563	$56,988

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company,” “we,” “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to the our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
We rely on our parent, MCC, for various services such as corporate and administrative support. Our financial position, results of operations and cash flows could differ from those that would have resulted had we operated autonomously or as an entity independent of MCC.
Mediacom Broadband Corporation (“Broadband Corporation”), a Delaware corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Broadband Corporation has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock on its consolidated balance sheets. Therefore, separate financial statements have not been presented for this entity.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. We have not completed our evaluation of SFAS No. 157 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,192,200	$1,138,654
Vehicles	37,271	34,190
Buildings and leasehold improvements	24,641	24,621
Furniture, fixtures and office equipment	16,648	16,011
Land and land improvements	4,575	4,576

	1,275,335	1,218,052
Accumulated depreciation	(553,116)	(501,713)

Property, plant and equipment, net	$722,219	$716,339

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Accrued programming costs	$25,455	$29,071
Accounts payable	22,536	17,036
Accrued taxes and fees	18,654	19,138
Accrued interest	14,476	11,468
Accrued payroll and benefits	13,212	13,509
Accrued property, plant and equipment	7,041	9,368
Accrued telecommunications costs	4,368	7,119
Intercompany accounts payable and other accrued expenses	27,769	21,187

	$133,511	$127,896

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Bank credit facilities	$1,124,500	$1,095,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	158	743

	$1,624,658	$1,596,243
Less: current portion	68,158	68,707

Total long-term debt	$1,556,500	$1,527,536

Bank Credit Facilities
The average interest rate on outstanding debt under our bank credit facilities as of June 30, 2007 and 2006, was 7.0% and 6.2%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2007, we had unused credit commitments of approximately $460.7 million under our bank credit facilities, all of which is available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants under our debt arrangements as of June 30, 2007.
As of June 30, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 5.3%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $400.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of, and for the three months ended, June 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated liability for derivatives of $0.4 million and a net accumulated investment in derivatives of $5.7 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and a gain on derivatives, net amounting to $5.3 million and $0.4 million, respectively. For the six months ended June 30, 2007 and 2006, we recorded a gain on derivatives, net amounting to $3.0 million and $0.4 million, respectively.
6. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company as of June 30, 2007. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended June 30, 2007 and 2006, we paid $4.5 million in cash dividends on the preferred equity, respectively. During the six months ended June 30, 2007 and 2006, we paid $9.0 million in cash dividends on the preferred equity, respectively.
7. MEMBER’S EQUITY
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment”, requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$32	$105
Employee stock purchase plan	49	(13)
Restricted stock units	148	95

Total share-based compensation expense	$229	$187

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$155	$222
Employee stock purchase plan	98	110
Restricted stock units	265	156

Total share-based compensation expense	$518	$488

Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 55,394 and 65,840 for the six months ended June 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.2 million for each of the three months ended June 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.3 million for each of the six months ended June 30, 2007 and 2006, respectively.
8. COMMITMENTS AND CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple play bundles of video, HSD, and phone to 95% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
As of June 30, 2007, our cable systems passed an estimated 1.48 million homes and served 728,000 basic video subscribers in four states. We provide digital video services to 304,000 customers, representing a penetration of 41.8% of our basic subscribers. We also currently provide HSD to 335,000 customers, representing a penetration of 22.7% of our estimated homes passed. We introduced phone service during the second half of 2005, and provided service to about 86,000 customers as of June 30, 2007, representing a penetration of 6.1% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve. As of June 30, 2007, we served 1.45 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and Echostar now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been the primary cause of our loss of basic subscribers in recent years.
Retransmission Consent
Prior to February 2007, cable systems serving our subscribers carried the broadcast signals of 4 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. All of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our total subscribers.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems.
Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.
Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
The following table sets forth our unaudited consolidated statement of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$182,271	$169,769	$12,502	7.4%

Costs and expenses:
Service costs	73,246	66,620	6,626	9.9%
Selling, general and administrative expenses	39,882	36,520	3,362	9.2%
Management fee expense	3,353	2,948	405	13.7%
Depreciation and amortization	27,838	27,286	552	2.0%

Operating income	37,952	36,395	1,557	4.3%

Interest expense, net	(30,214)	(27,846)	(2,368)	8.5%
Loss on early extinguishment of debt	—	(2,908)	2,908	NM
Gain on derivatives, net	5,313	420	4,893	NM
Other expense, net	(813)	(1,511)	698	(46.2%)

Net income	$12,238	$4,550	$7,688	169.0%

Adjusted OIBDA	$66,019	$63,868	$2,151	3.4%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$66,019	$63,868	$2,151	3.4%
Non-cash, share-based compensation	(229)	(187)	(42)	22.5%
Depreciation and amortization	(27,838)	(27,286)	(552)	2.0%

Operating income	$37,952	$36,395	$1,557	4.3%

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the three months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$124,809	$122,399	$2,410	2.0%
Data	38,070	32,073	5,997	18.7%
Phone	8,219	4,482	3,737	83.4%
Advertising	11,173	10,815	358	3.3%

	$182,271	$169,769	$12,502	7.4%

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
Basic subscribers	728,000	756,000	(28,000)	(3.7%)
Digital customers	304,000	286,200	17,800	6.2%
Data customers	335,000	285,000	50,000	17.5%
Phone customers	86,000	49,000	37,000	75.5%

RGUs(1)	1,453,000	1,376,200	76,800	5.6%
Average total monthly revenue per basic subscriber (2)	$82.78	$74.08	$8.70	11.7%
Average total monthly revenue per RGU (3)	$41.80	$41.02	$0.78	1.9%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average number of RGUs for such period.
Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 11.7% to $82.78. RGUs grew 5.6% year-over-year and average total monthly revenue per RGU grew 1.9% compared with the prior year period.
Video revenues grew 2.0% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. During the three months ended June 30, 2007, we lost 12,000 basic subscribers, compared to a loss of 15,800 for the same period last year.
Data revenues rose 18.7%, primarily due to a 17.5% year-over-year increase in data customers.
Phone revenues grew 83.4%, largely due to a 75.5% increase in phone customers. As of June 30, 2007, Mediacom Phone was marketed to approximately 1.40 million of our 1.48 million estimated homes passed, and we expect to continue to market the product to these homes through the end of 2007.

Advertising revenues increased 3.3%, largely as a result of stronger national advertising sales, offset in part by weaker local advertising sales.
Costs and Expenses
Significant service costs and expenses are for: video programming; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; our data and phone services, including payments to third-party providers and costs associated with bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense category and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 9.9%, primarily due to increases in programming expenses and customer growth in our phone and HSD services. Programming expense increased 7.8%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 31.4% commensurate with the significant increase of our phone and data customers. Service costs as a percentage of revenues were 40.2% and 39.2% for the three months ended June 30, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 9.2%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose 22.5% largely due to product and service advertising and mailing campaigns, as well as increased headcount. Bad debt expenses were higher by 27.9% primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 22.6% primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 21.9% and 21.5% for the three months ended June 30, 2007 and 2006, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 13.7%, reflecting higher overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.8% and 1.7% for the three months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization expense rose 2.0% compared to the prior year period, due in part to increased deployment of customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased by 3.4% due to revenue growth, especially in data and phone, offset in part by increases in related service costs and marketing expenses.
Operating Income
Operating income increased 4.3%, largely due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization expense.

Interest Expense, Net
Interest expense, net, increased by 8.5%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007, we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $5.3 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.
Net Income
As a result of the factors described above, we recognized net income for the three months ended June 30, 2007 of $12.2 million compared to net income of $4.6 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
The following table sets forth our unaudited consolidated statement of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$355,623	$332,596	$23,027	6.9%

Costs and expenses:
Service costs	147,579	131,721	15,858	12.0%
Selling, general and administrative expenses	77,093	71,724	5,369	7.5%
Management fee expense	6,657	5,925	732	12.4%
Depreciation and amortization	54,687	54,470	217	0.4%

Operating income	69,607	68,756	851	1.2%

Interest expense, net	(59,738)	(54,864)	(4,874)	8.9%
Loss on early extinguishment of debt	—	(2,908)	2,908	NM
Gain on derivatives, net	2,995	362	2,633	NM
Other expense, net	(2,277)	(2,887)	610	(21.1%)

Net income	$10,587	$8,459	$2,128	25.2%

Adjusted OIBDA	$124,812	$123,714	$1,098	0.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$124,812	$123,714	$1,098	0.9%
Non-cash, share-based compensation charges	(518)	(488)	(30)	6.1%
Depreciation and amortization	(54,687)	(54,470)	(217)	0.4%

Operating income	$69,607	$68,756	$851	1.2%

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the six months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$243,948	$242,269	$1,679	0.7%
Data	74,150	62,953	11,197	17.8%
Phone	15,830	7,318	8,512	116.3%
Advertising	21,695	20,056	1,639	8.2%

	$355,623	$332,596	$23,027	6.9%

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
Basic subscribers	728,000	756,000	(28,000)	(3.7%)
Digital customers	304,000	286,200	17,800	6.2%
Data customers	335,000	285,000	50,000	17.5%
Phone customers	86,000	49,000	37,000	75.5%

RGUs(1)	1,453,000	1,376,200	76,800	5.6%
Average total monthly revenue per basic subscriber (2)	$80.15	$72.51	$7.64	10.5%
Average total monthly revenue per RGU (3)	$40.89	$40.65	$0.24	0.6%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the period divided by average number of basic subscribers for such period.

(3)	Represents revenues for the period divided by average number of RGUs for such period.
Revenues rose 6.9%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 10.5% to $80.15. RGUs grew 5.6% year-over-year and average total monthly revenue per RGU grew 0.6% from the prior year period.

Video revenues grew 0.7% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. Our performance was impacted by our postponement until the second quarter of basic video rate adjustments that are typically applied earlier in the year, as well as $0.9 million in credits issued to customers because of ice storms. During the six months ended June 30, 2007, we lost 23,000 basic subscribers, compared to a loss of 17,000 for the same period last year. We estimate that the loss of so many basic subscribers in the first quarter of 2007 was primarily due to the Sinclair dispute.
Data revenues rose 17.8%, primarily due to a 17.5% year-over-year increase in data customers.
Phone revenues grew 116.3%, largely due to a 75.5% increase in phone customers.
Advertising revenues increased 8.2%, largely as a result of stronger local advertising sales.
Costs and Expenses
Service costs rose 12.0%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 36.0% commensurate with the significant increase of our phone and data customers. Programming expense increased 6.5%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 26.2%, primarily as a result of (i) the purchase of antennas during the Sinclair dispute, which were distributed to our customers so that they could receive the affected off-air broadcast signals, and (ii) higher outside contractor usage. Service costs as a percentage of revenues were 41.5% and 39.6% for the six months ended June 30, 2007 and 2006, respectively.
Selling, general and administrative expenses rose 7.5%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose 27.5% largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 30.6% primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office expenses increased by 20.3%, primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 21.7% and 21.6% for the six months ended June 30, 2007 and 2006, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 12.4%, reflecting higher overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.9% and 1.8% for the six months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization expense remained relatively unchanged.
Adjusted OIBDA
Adjusted OIBDA increased 0.9%, due to revenue growth, especially in data and phone, partially offset by increases in related service costs and marketing expenses.
Operating Income
Operating income increased 1.2%, due to higher Adjusted OIBDA and relatively unchanged depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 8.9%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher market interest rates on variable rate debt.

Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007, we had interest rate swaps with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $3.0 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.
Net Income
As a result of the factors described above, we recognized a net income for the six months ended June 30, 2007 of $10.6 million compared to net income of $8.5 million for the six months ended June 30, 2006.
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
As of June 30, 2007, our total debt was $1,624.7 million. Of this amount, $68.2 million matures within the twelve months ending June 30, 2008. During the six months ended June 30, 2007, we paid cash interest of $60.6 million, net of capitalized interest. As of June 30, 2007, we had unused revolving credit commitments of approximately $460.7 million, all of which can borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through June 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $49.0 million for the six months ended June 30, 2007 compared to $51.5 million for the comparable period last year. The change of $2.5 million is primarily due to the net change in operating assets and liabilities.
During the six months ended June 30, 2007, the net change in our operating assets and liabilities was $14.7 million, primarily due to an increase in our prepaid expenses and other assets of $21.7 million, offset by an increase in our accounts payable and accrued expenses of $5.6 million and an increase in deferred revenue of $2.2 million.

Investing Activities
Net cash flows used in investing activities, which consisted of capital expenditures, were $59.4 million for the six months ended June 30, 2007, as compared to $49.4 million for the prior year period. Capital expenditures increased $10.0 million, primarily due to higher spending on customer premise equipment.
Financing Activities
Net cash flows provided by financing activities were $5.7 million for the six months ended June 30, 2007, largely due to a net reduction of debt and a dividend payment on preferred members’ interest. Net cash flows provided by financing activities were $6.3 million for the comparable period in 2006, largely due to net bank borrowings, a dividend payment to parent and a dividend payment on preferred members’ interest.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $500.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the six months ended June 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $400.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of June 30, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Judgments and Estimates
Use of Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting judgments and estimates that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2007.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the risk factors section in Item 1A of our 2006
Form 10-K.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 10, 2007	By:	/s/ Mark E. Stephan

Mark E. Stephan Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 10, 2007	By:	/s/ Mark E. Stephan

Mark E. Stephan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.