Form 10-Q
period 2007-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2007-11-14
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,836	$12,019
Accounts receivable, net of allowance for doubtful accounts of $1,275 and $1,380	45,969	43,205
Prepaid expenses and other current assets	117,161	68,379

Total current assets	169,966	123,603

Investment in cable television systems:

Property, plant and equipment, net of accumulated depreciation of $580,777 and $501,713	726,474	716,339
Franchise rights	1,247,426	1,251,386
Goodwill	204,005	204,582
Subscriber lists, net of accumulated amortization of $22,931 and $21,319	10,089	11,803

Total investment in cable television systems	2,187,994	2,184,110

Other assets, net of accumulated amortization of $5,119 and $3,636	15,561	17,086

Total assets	$2,373,521	$2,324,799

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$162,505	$127,896
Deferred revenue	27,507	25,430
Current portion of long-term debt	68,091	68,707

Total current liabilities	258,103	222,033

Long-term debt, less current portion	1,591,500	1,527,536
Other non-current liabilities	12,370	9,875

Total liabilities	1,861,973	1,759,444

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	642,910	652,310
Accumulated deficit	(281,362)	(236,955)

Total members’ equity	361,548	415,355

Total liabilities, preferred member’s interest and members’ equity	$2,373,521	$2,324,799

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$183,975	$171,280	$539,598	$503,877

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,815	68,429	222,474	200,150
Selling, general and administrative expenses	41,022	38,944	118,115	110,669
Management fee expense	3,191	3,057	9,767	8,982
Depreciation and amortization	30,871	26,050	85,558	80,520

Operating income	34,076	34,800	103,684	103,556

Interest expense, net	(30,982)	(27,876)	(90,720)	(82,739)
Loss on early extinguishment of debt	—	(28,298)	—	(31,207)
Loss on derivatives, net	(7,738)	(8,392)	(4,743)	(8,030)
Gain on sale of cable systems	2,248	—	2,248	—
Other expense, net	(57)	(947)	(2,335)	(3,834)

Net (loss) income	$(2,453)	$(30,713)	$8,134	$(22,254)

Dividend to preferred member	4,500	4,500	13,500	13,500

Net loss applicable to member	$(6,953)	$(35,213)	$(5,366)	$(35,754)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$8,134	$(22,254)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	85,558	80,520
Gain on sale of cable systems	(2,248)	—
Loss on derivatives, net	4,743	8,030
Loss on early extinguishment of debt	—	8,206
Amortization of deferred financing costs	1,483	2,115
Share-based compensation	735	789
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,764)	(4,574)
Prepaid expenses and other assets	(50,260)	(24,604)
Accrued liabilities	34,605	(9,719)
Deferred revenue	2,077	2,496
Other non-current liabilities	(1,494)	(2,097)

Net cash flows provided by operating activities	$80,569	$38,908

INVESTING ACTIVITIES:
Capital expenditures	(94,828)	(76,965)
Proceeds from sale of cable systems	7,667	—

Net cash flows used in investing activities	$(87,161)	$(76,965)

FINANCING ACTIVITIES:
New borrowings	207,492	1,295,000
Repayment of debt	(144,145)	(727,402)
Redemption/Repayment of senior notes	—	(400,000)
Financing costs	—	(169)
Capital contribution	—	103,040
Capital distribution	(9,400)	(175,730)
Dividend payment on preferred member’s interest	(13,500)	(13,500)
Dividend payment to parent	(39,038)	(43,332)

Net cash flows provided by financing activities	$1,409	$37,907

Net decrease in cash	(5,183)	(150)

CASH, beginning of period	12,019	7,142

CASH, end of period	$6,836	$6,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$84,477	$100,912

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company,” “we” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
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

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,223,351	$1,138,654
Vehicles	37,941	34,190
Buildings and leasehold improvements	24,770	24,621
Furniture, fixtures and office equipment	16,582	16,011
Land and land improvements	4,607	4,576

	1,307,251	1,218,052
Accumulated depreciation	(580,777)	(501,713)

Property, plant and equipment, net	$726,474	$716,339

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Accrued programming costs	$36,578	$29,071
Accounts payable	27,405	17,085
Accrued interest	21,487	11,468
Accrued taxes and fees	16,371	19,138
Accrued payroll and benefits	15,782	13,509
Accrued property, plant and equipment	11,592	9,368
Accrued service costs	7,217	6,970
Accrued telecommunications costs	6,730	7,119
Subscriber advanced payments	6,324	4,843
Intercompany accounts payable and other accrued expenses	13,019	9,325

	$162,505	$127,896

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facilities	$1,159,500	$1,095,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	91	743

	$1,659,591	$1,596,243
Less: current portion	68,091	68,707

Total long-term debt	$1,591,500	$1,527,536

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2007 and December 31, 2006, were 6.8% and 7.1% respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2007, we had unused credit commitments of approximately $379.6 million under our bank credit facilities, all of which is available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants under our debt arrangements as of September 30, 2007.

As of September 30, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $600.0 million was fixed at a weighted average rate of approximately 5.2%. These agreements have been accounted for on a mark-to-market basis. Our interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of and for the three months ended September 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated liability for derivatives of $8.1 million and $2.7 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and we recorded in our consolidated statements of operations a loss on derivatives, net amounting to $7.7 million and $4.7 million, respectively. For the nine months ended September 30, 2007 and 2006, we recorded a loss on derivatives, net amounting to $4.7 million and $8.0 million, respectively.
6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company as of September 30, 2007. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended September 30, 2007 and 2006, we paid $4.5 million in cash dividends on the preferred equity, respectively. During the nine months ended September 30, 2007 and 2006, we paid $13.5 million in cash dividends on the preferred equity, respectively.
7. MEMBERS’ EQUITY
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment,” requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$21	$121
Employee stock purchase plan	47	93
Restricted stock units	148	87

Total share-based compensation expense	$216	$301

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$177	$343
Employee stock purchase plan	145	203
Restricted stock units	413	243

Total share-based compensation expense	$735	$789

Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to approximately 54,000 and 63,000 for the three months ended September 30, 2007 and 2006, respectively. Shares purchased by employees amounted to approximately 110,000 and 129,000 for the nine months ended September 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.2 million for each of the three months ended September 30, 2007 and 2006. The net proceeds to us were approximately $0.5 million for each of the nine months ended September 30, 2007 and 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple play bundles of video, HSD, and phone to approximately 96% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
As of September 30, 2007, our cable systems passed an estimated 1.48 million homes and served 723,000 basic video subscribers in four states. We provide digital video services to 309,000 customers, representing a penetration of 42.7% of our basic subscribers, and provide HSD service to 349,000 customers, representing a penetration of 23.6% of our estimated homes passed. We introduced phone service across several of our markets during the second half of 2005, and provided service to about 97,000 customers as of September 30, 2007, representing a penetration of 6.8% of our 1.43 million estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve which represent the total of basic subscribers, digital, data, and phone customers. As of September 30, 2007, we served 1.48 million RGUs, as compared to 1.42 million RGUs for the period ending September 30, 2006.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. DirecTV and Echostar now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver these signals has been the primary cause of our loss of basic subscribers in recent years.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of the retransmission consent dispute, both prior to and during the loss of carriage of the Sinclair stations, we experienced higher levels of basic subscriber losses in the fourth quarter of 2006 and the first quarter of 2007.

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
Actual Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
The following tables set forth our unaudited consolidated statement of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$183,975	$171,280	$12,695	7.4%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	74,815	68,429	6,386	9.3%
Selling, general and administrative expenses	41,022	38,944	2,078	5.3%
Management fee expense	3,191	3,057	134	4.4%
Depreciation and amortization	30,871	26,050	4,821	18.5%

Operating income	34,076	34,800	(724)	(2.1%)

Interest expense, net	(30,982)	(27,876)	(3,106)	11.1%
Loss on early extinguishment of debt	—	(28,298)	28,298	NM
Loss on derivatives, net	(7,738)	(8,392)	654	(7.8%)
Gain on sale of cable systems	2,248	—	2,248	NM
Other expense, net	(57)	(947)	890	(94.0%)

Net loss	$(2,453)	$(30,713)	$28,260	(92.0%)

Adjusted OIBDA	$65,163	$61,151	$4,012	6.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$65,163	$61,151	$4,012	6.6%
Non-cash, share-based compensation	(216)	(301)	85	NM
Depreciation and amortization	(30,871)	(26,050)	(4,821)	18.5%

Operating income	$34,076	$34,800	$(724)	(2.1%)

Revenues
The following tables set forth our unaudited revenue, subscriber and average monthly revenue statistics for the three months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$124,598	$121,370	$3,228	2.7%
Data	38,540	33,531	5,009	14.9%
Phone	8,688	5,750	2,938	51.1%
Advertising	12,149	10,629	1,520	14.3%

	$183,975	$171,280	$12,695	7.4%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	723,000	758,000	(35,000)	(4.6%)
Digital customers	309,000	297,000	12,000	4.0%
Data customers	349,000	301,000	48,000	15.9%
Phone customers	97,000	60,000	37,000	61.7%

RGUs(1)	1,478,000	1,416,000	62,000	4.4%

Average total monthly revenue per basic subscriber (2)	$84.53	$75.42	$9.11	12.1%
Average total monthly revenue per RGU (3)	$41.85	$40.81	$1.04	2.5%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average number of RGUs for such period.
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

Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 12.1%. RGUs grew 4.4% and average total monthly revenue per RGU grew 2.5%.
Video revenues grew 2.7% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. Since June 30, 2007, we lost 5,000 basic subscribers, compared to a gain of 2,000 for the same period last year. Since September 30, 2006, we lost 35,000 subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with Sinclair and the sale during the period of cable systems serving on a net basis 2,200 basic subscribers.
Data revenues rose 14.9%, primarily due to a 15.9% increase in data customers.
Phone revenues grew 51.1%, largely due to a 61.7% increase in phone customers.
Advertising revenues increased 14.3%, largely as a result of a 14-week broadcast sales period this quarter, as compared to a 13-week period in the three months ended September 30, 2006.
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
Service costs rose 9.3%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 39.7% commensurate with the significant increase of our phone and data customers. Programming expense rose 4.8%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 40.7% and 40.0% for the three months ended September 30, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 5.3%, principally due to higher marketing, bad debt, and office expenses, offset in part by a reduction in taxes and fees. Marketing costs rose by 15.3%, largely due to increases in product and service advertising and personnel costs, and a decrease in promotional support. Bad debt expenses were higher by 13.4%, primarily due to higher average write-offs per delinquent account and increased collections expense. Office costs increased by 15.3%, primarily due to call center telecommunications charges. Taxes and fees decreased 12.3% primarily due to a reduction in state property taxes. Selling, general and administrative expenses as a percentage of revenues were 22.3% and 22.7% for the three months ended September 30, 2007 and 2006, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 4.4%, reflecting higher overhead charges by MCC. Management fee expenses as a percentage of revenues were 1.7% and 1.8% for the three months ended September 30, 2007 and 2006, respectively.

Depreciation and amortization rose 18.5%, primarily due to increased deployment of shorter-lived customer premise equipment, partly offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA increased by 6.6%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general, and administrative expenses.
Operating Income
Operating income decreased 2.1%, due to higher depreciation and amortization expense, largely offset by an increase in adjusted OIBDA.
Interest Expense, Net
Interest expense, net, increased by 11.1%, due to the expiration of certain interest rate hedging agreements with favorable rates, and to a lesser extent, higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007, we had interest rate swaps with an aggregate principal amount of $600.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $7.7 million and $8.4 million for the three months ended September 30, 2007 and 2006, respectively.
Gain on Sale of Cable Systems
During the three months ended September 30, 2007, we sold cable systems for $7.7 million and recorded a gain on sale of $2.2 million.
Net Loss
As a result of the factors described above, we recognized a net loss for the three months ended September 30, 2007 of $2.5 million, compared to a net loss of $30.7 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
The following tables set forth our unaudited consolidated statement of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$539,598	$503,877	$35,721	7.1%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	222,474	200,150	22,324	11.2%
Selling, general and administrative expenses	118,115	110,669	7,446	6.7%
Management fee expense	9,767	8,982	785	8.7%
Depreciation and amortization	85,558	80,520	5,038	6.3%

Operating income	103,684	103,556	128	0.1%

Interest expense, net	(90,720)	(82,739)	(7,981)	9.6%
Loss on early extinguishment of debt	—	(31,207)	31,207	NM
Loss on derivatives, net	(4,743)	(8,030)	3,287	NM
Gain on sale of cable systems	2,248	—	2,248	NM
Other expense, net	(2,335)	(3,834)	1,499	(39.1%)

Net income (loss)	$8,134	$(22,254)	$30,388	(136.6%)

Adjusted OIBDA	$189,977	$184,865	$5,112	2.8%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$189,977	$184,865	$5,112	2.8%
Non-cash, share-based compensation	(735)	(789)	54	NM
Depreciation and amortization	(85,558)	(80,520)	(5,038)	6.3%

Operating income	$103,684	$103,556	$128	0.1%

Revenues
The following tables set forth our unaudited revenue, subscriber and average monthly revenue statistics for the nine months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$368,546	$363,639	$4,907	1.3%
Data	112,690	96,484	16,206	16.8%
Phone	24,518	13,068	11,450	87.6%
Advertising	33,844	30,686	3,158	10.3%

	$539,598	$503,877	$35,721	7.1%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	723,000	758,000	(35,000)	(4.6%)
Digital customers	309,000	297,000	12,000	4.0%
Data customers	349,000	301,000	48,000	15.9%
Phone customers	97,000	60,000	37,000	61.7%

RGUs(1)	1,478,000	1,416,000	62,000	4.4%

Average total monthly revenue per basic subscriber (2)	$81.35	$73.14	$8.21	11.2%
Average total monthly revenue per RGU (3)	$41.01	$40.55	$0.46	1.1%

(1)	Represents the total of basic subscribers and digital, data, and phone customers at the end of each period.

(2)	Represents revenues for the period divided by average number of basic subscribers for such period.

(3)	Represents revenues for the period divided by average number of RGUs for such period.
Revenues rose 7.1%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 11.2%. RGUs grew 4.4% year-over-year and average total monthly revenue per RGU grew 1.1%.
Video revenues grew 1.3% for the nine month period, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. Since December 31, 2006, we lost 28,000 basic subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with Sinclair and the sale during the period of cable systems serving on a net basis 2,200 basic subscribers, compared to a loss of 15,000 basic subscribers for the same period last year.
Data revenues rose 16.8%, primarily due to a 15.9% increase in data customers.
Phone revenues grew 87.6%, largely due to a 61.7% increase in phone customers.
Advertising revenues rose 10.3%, as a result of stronger local and, to a lesser extent, national advertising sales.
Costs and Expenses
Service costs rose 11.2%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 38.1% commensurate with the significant increase of our phone and data customers. Programming expense rose 6.0%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 21.3%, primarily as a result of higher outside contractor usage and increased utility expenses and, to a lesser extent, the purchase of antennas in the first quarter of 2007 for distribution to our customers so that they could receive affected off-air broadcast signals during the Sinclair dispute and costs associated with our workforce management system. Service costs as a percentage of revenues were 41.2% and 39.7% for the nine months ended September 30, 2007 and 2006, respectively.

Selling, general and administrative expenses rose 6.7%, principally due to higher marketing, bad debt and office expenses, offset in part by a reduction in taxes and fees. Marketing costs rose by 22.9% largely due to increases in product and service advertising, and direct mailing campaigns and personnel costs, and a decrease in promotional support. Bad debt expenses were higher by 22.6%, primarily due to higher average write-offs per delinquent account, unusually low write-offs of uncollectible accounts in the prior year period and increased collection expense. Office costs increased by 18.4%, primarily due to call center telecommunications charges and equipment rental and maintenance costs. Taxes and fees decreased 5.3% primarily due to a reduction of state taxes. Selling, general and administrative expenses as a percentage of revenues were 21.9% and 22.0% for the nine months ended September 30, 2007 and 2006, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 8.7%, reflecting higher overhead charges by MCC. Management fee expenses as a percentage of revenues were 1.8% for each of the nine month periods ended September 30, 2007 and 2006, respectively.
Depreciation and amortization rose 6.3%, due primarily to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA increased 2.8%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general and administration expenses.
Operating Income
Operating income remained relatively unchanged year to year.
Interest Expense, Net
Interest expense, net, increased by 9.6%, primarily due to higher average indebtedness, and to a lesser extent, the expiration of certain interest rate hedging agreements with favorable rates.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007, we had interest rate swaps with an aggregate principal amount of $600.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $4.7 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively.
Gain on Sale of Cable Systems
During the nine months ended September 30, 2007, we sold cable systems for $7.7 million and recorded a gain on sale of $2.2 million.
Net Income (Loss)
As a result of the factors described above, we recognized a net income for the nine months ended September 30, 2007 of $8.1 million, compared to a net loss of $22.3 million for the nine months ended September 30, 2006.

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
As of September 30, 2007, our total debt was $1,659.6 million of which $68.1 million matures within the twelve months ending September 30, 2008. During the nine months ended September 30, 2007, we paid cash interest of approximately $84.5 million, net of capitalized interest. As of September 30, 2007, we had unused revolving credit commitments of approximately $379.6 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $80.6 million for the nine months ended September 30, 2007, as compared to $38.9 million for the comparable period last year. The change of $41.7 million is primarily due to the loss on early extinguishment of debt in the nine months ended September 30, 2006 and to a lesser extent, the net change in operating assets and liabilities.
During the nine months ended September 30, 2007, the net change in our operating assets and liabilities was $17.8 million, primarily due to an increase in our prepaid expenses and other assets of $50.3 million, offset in part by an increase in our accrued liabilities of $34.6 million and an increase in deferred revenue of $2.1 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $87.2 million for the nine months ended September 30, 2007, as compared to $77.0 million for the prior year period. Capital expenditures increased $17.9 million to $94.8 million, primarily due to higher spending on customer premise equipment and installation activities and network performance. In addition, we received proceeds of $7.7 million from the sale of a cable system.
Financing Activities
Net cash flows provided by financing activities were $1.4 million for the nine months ended September 30, 2007, as compared to $37.9 million for the comparable period in 2006, primarily due to a net increase in debt partially offset by dividend payments on preferred member’s interest.

Other
We have entered into interest rate exchange agreements with counterparties which expire from 2009 through 2010, to hedge $600.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for, the nine months ended September 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of September 30, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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

ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2007.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC

November 14, 2007	By:	/s/ Mark E. Stephan Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 14, 2007	By:	/s/ Mark E. Stephan Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation