Form 10-Q
period 2008-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2008-05-14
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
Commission File Numbers: 333-72440
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers	☐ Smaller reporting company
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
FOR THE PERIOD ENDED MARCH 31, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$11,489	$9,076
Accounts receivable, net of allowance for doubtful accounts of $906 and $1,207	41,728	47,681
Accounts receivable — affiliates	109,055	104,131
Prepaid expenses and other current assets	9,637	10,380

Total current assets	171,909	171,268
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $629,888 and $603,737	726,444	721,543
Franchise rights	1,247,425	1,247,425
Goodwill	204,005	204,005
Subscriber lists, net of accumulated amortization of $24,073 and $23,503	8,949	9,518

Total investment in cable television systems	2,186,823	2,182,491

Other assets, net of accumulated amortization of $6,129 and $5,625	14,317	14,928

Total assets	$2,373,049	$2,368,687

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$152,078	$140,016
Deferred revenue	29,064	28,136
Current portion of long-term debt	73,625	68,033

Total current liabilities	254,767	236,185

Long-term debt, less current portion	1,652,875	1,641,500
Other non-current liabilities	16,505	20,812

Total liabilities	1,924,147	1,898,497

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBER’S EQUITY
Capital contributions	638,910	638,910
Accumulated deficit	(340,008)	(318,720)

Total member’s equity	298,902	320,190

Total liabilities, preferred member’s interest and member’s equity	$2,373,049	$2,368,687

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$190,740	173,352

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	77,042	74,331
Selling, general and administrative expenses	40,376	37,195
Management fee expense	3,751	3,322
Depreciation and amortization	29,489	26,849

Operating income	40,082	31,655

Interest expense, net	(27,898)	(29,524)
Loss on derivatives, net	(15,176)	(2,318)
Other expense, net	(858)	(1,465)

Net loss	(3,850)	(1,652)

Dividend to preferred member	4,500	4,500

Net loss applicable to member	$(8,350)	$(6,152)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,850)	$(1,652)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	29,489	26,849
Loss on derivatives, net	15,176	2,318
Amortization of deferred financing costs	504	645
Share-based compensation	123	289
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	5,953	5,308
Accounts receivable — affiliates	(4,924)	13,524
Prepaid expenses and other assets	717	$(2,684)
Accounts payable, accrued expenses and other current liabilities	2,240	(13,675)
Deferred revenue	928	756
Other non-current liabilities	(433)	(524)

Net cash flows provided by operating activities	$45,923	$31,154

INVESTING ACTIVITIES:
Capital expenditures	(33,811)	(25,799)

Net cash flows used in investing activities	$(33,811)	$(25,799)

FINANCING ACTIVITIES:
New borrowings	60,000	16,000
Repayment of debt	(43,033)	(22,347)
Capital contribution	—	—
Dividend payment on preferred member’s interest	(4,500)	(4,500)
Dividend payment to parent	(12,938)	—
Other financing activities — book overdrafts	(9,228)	201

Net cash flows provided by financing activities	$(9,699)	$(10,646)

Net increase (decrease) in cash	2,413	(5,291)
CASH, beginning of period	9,076	12,019

CASH, end of period	$11,489	$6,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$16,991	$18,930

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, (“we,” “our” or “us” ) a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to the our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” See Note 2.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, our liabilities under our interest rate exchange agreements, net, were valued at $31.5 million using Level 2 inputs.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest; (iii) changes in a parent’s ownership interest; (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated; and (v) sufficient disclosures to identify the interest of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not completed our evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Cable systems, equipment and subscriber devices	$1,271,233	$1,242,550
Vehicles	37,025	35,808
Buildings and leasehold improvements	25,386	25,273
Furniture, fixtures and office equipment	18,053	17,014
Land and land improvements	4,635	4,635

	1,356,332	1,325,280
Accumulated depreciation	(629,888)	(603,737)

Property, plant and equipment, net	$726,444	$721,543

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Accrued programming costs	$24,975	$25,752
Accrued interest	22,459	11,631
Liability under interest rate exchange agreements	19,049	—
Book overdrafts (1)	16,701	25,932
Accrued payroll and benefits	13,367	12,550
Accrued telecommunications costs	8,129	8,920
Accrued property, plant and equipment	7,753	6,906
Accrued service costs	7,368	7,017
Accrued taxes and fees	7,061	10,466
Advance subscriber payments	6,465	5,788
Accounts payable	2,144	9,760
Intercompany accounts payable and other accrued expenses	16,607	15,294

Accounts payable, accrued expenses and other current liabilities	$152,078	$140,016

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Bank credit facilities	$1,226,500	$1,209,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	$1,726,500	$1,709,533
Less: current portion	73,625	68,033

Total long-term debt	$1,652,875	$1,641,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and December 31, 2007, were 4.5% and 6.6%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of approximately $257.0 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of March 31, 2008, approximately $11.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of March 31, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $700.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 70% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2008. Our interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million, $100.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $31.5 million and $16.3 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a loss on derivatives of $15.2 million and $2.3 million for the three months ended March 31, 2008 and 2007 respectively.

6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company as of March 31, 2008. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended March 31, 2008 and 2007, we paid $4.5 million in cash dividends on the preferred equity.
7. MEMBER’S EQUITY
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$32	$124
Employee stock purchase plan	52	49
Restricted stock units	39	116

Total share-based compensation expense	$123	$289

During the three months ended March 31, 2008, approximately 124,000 restricted stock units and no stock options were granted under our compensation programs. Each of the restricted stock units and stock options are convertible and exercisable into a share of MCC’s Class A common stock. The weighted average fair values associated with these grants were $4.95 per restricted stock unit. During the three months ended March 31, 2008, no stock options were exercised and approximately 55,000 restricted stock units were vested.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 55,000 for the three months ended March 31, 2007. The net proceeds to us were approximately $0.3 million for each of the three months ended March 31, 2008 and 2007. Contributions for the period ended March 31, 2008 were used to purchase approximately 93,000 shares for employees in April 2008.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to almost 95% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2008, our cable systems passed an estimated 1.48 million homes and served 722,000 basic video subscribers in four states. We provide digital video services to 331,000 customers, representing a digital penetration of 45.8% of our basic subscribers; HSD service to 374,000 customers, representing a HSD penetration of 25.3% of our estimated homes passed; and phone service to 114,000 customers, representing a penetration of 8.1% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of March 31, 2008, we served 1.54 million RGUs, an increase of 6.0% over the end of the prior year period.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of this retransmission consent dispute, we experienced higher levels of basic subscriber losses and operating expenses in the fourth quarter of 2006 and the first quarter of 2007.

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
Actual Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Revenues	$190,740	$173,352	$17,388	10.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	77,042	74,331	2,711	3.6%
Selling, general and administrative expenses	40,376	37,195	3,181	8.6%
Management fee expense	3,751	3,322	429	12.9%
Depreciation and amortization	29,489	26,849	2,640	9.8%

Operating income	40,082	31,655	8,427	26.6%

Interest expense, net	(27,898)	(29,524)	1,626	(5.5%)
Loss on derivatives, net	(15,176)	(2,318)	(12,858)	NM
Other expense, net	(858)	(1,465)	607	(41.4%)

Net loss	$(3,850)	$(1,652)	$(2,198)	133.1%

Adjusted OIBDA	$69,694	$58,793	$10,901	18.5%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$69,694	$58,793	$10,901	18.5%
Non-cash, share-based compensation	(123)	(289)	166	NM
Depreciation and amortization	(29,489)	(26,849)	(2,640)	9.8%

Operating income	$40,082	$31,655	$8,427	26.6%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Video	$127,277	$119,139	$8,138	6.8%
HSD	42,195	36,080	6,115	16.9%
Phone	11,112	7,611	3,501	46.0%
Advertising	10,156	10,522	(366)	(3.5%)

Total Revenues	$190,740	$173,352	$17,388	10.0%

	Three Months Ended
	March 31,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	722,000	740,000	(18,000)	(2.4%)
Digital customers	331,000	305,000	26,000	8.5%
HSD customers	374,000	331,000	43,000	13.0%
Phone customers	114,000	78,000	36,000	46.2%

RGUs(1)	1,541,000	1,454,000	87,000	6.0%

Average total monthly revenue per RGU (2)	$41.79	$39.85	$1.94	4.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 10.0%, largely attributable to an increase in video revenues, growth in our HSD and phone customers and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute. RGUs grew 6.0% and average total monthly revenue per RGU rose 4.9%.
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including commercial establishments, for our HSD products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Video revenues grew 6.8%, largely due to basic video rate increases and customer growth in our digital and other advanced video products and services, including DVRs and HDTV, partially offset by a lower number of basic subscribers. During the three months ended March 31, 2008, we gained 2,000 basic subscribers, compared to a reduction in 11,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute. Digital customers grew by 14,000 during the three months ended March 31, 2008, as compared to an increase of 1,000 in the prior year period. As of March 31, 2008, 31.3% of digital customers received DVR and/or HDTV services, as compared to 23.7% at the end of the prior year period.

HSD revenues rose 16.9%, primarily due to a 13.0% year-over-year increase in HSD customers. During the three months ended March 31, 2008, HSD customers grew by 15,000, as compared to a gain of 11,000 in the prior year period.
Phone revenues grew 46.0%, mainly due to a 46.2% year-over-year increase in phone customers. During the three months ended March 31, 2008, phone customers grew by 8,000, as compared to a gain of 7,000 in the prior year period. As of March 31, 2008, our phone service was marketed to nearly 95% of our estimated 1.48 million homes passed.
Advertising revenues were lower by 3.5%, largely as a result of an overall reduction in national advertising, offset in part by an increase in both national and local political advertising.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 3.6%, primarily due to increases in programming and phone and, to a lesser extent, field operating expenses, offset in part by lower HSD costs. Programming expenses grew by 5.4%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. The cost of our phone service rose 40.1%, mainly due to the growth in phone customers. Field operating expenses grew by 2.8%, primarily due to increased pole rental and vehicle fuel costs, substantially offset by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above. HSD expenses decreased by 22.8%, due to a reduction in delivery costs, offset in part by customer growth. Service costs as a percentage of revenues were 40.4% and 42.9% for the three months ended March 31, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 8.6%, principally due to higher marketing costs and, to a lesser extent, employee costs related to customer service and higher taxes and fees, offset in part by a decrease in call center telecommunications charges. Marketing costs grew by 28.4%, primarily due to an increase in direct mailing campaigns, higher levels of marketing personnel and commissions and a greater use of third-party sales support. Employee costs related to customer service rose 10.4%, principally due to increases in employee salaries, benefits and commissions. Taxes and fees were higher by 7.1% largely due to changes in state property taxes. Telecommunications costs fell 15.9%, due to more favorable rates and lower call volumes at our customer service centers. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 21.5% for the three months ended March 31, 2008 and 2007, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 12.9%, primarily due to an increase in compensation. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the three months ended March 31, 2008 and 2007, respectively.
Depreciation and amortization rose 9.8%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.

Adjusted OIBDA
Adjusted OIBDA increased by 18.5%, due to growth in video, HSD and, to a lesser extent, phone revenues, offset in part by increases in selling, general and administrative expenses and service costs.
Operating Income
Operating income grew 26.6%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased by 5.5%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2008, we had interest rate swaps with an aggregate notional amount of $700.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $15.2 million and $2.3 million, based upon information provided by our counterparties, for the three months ended March 31, 2008 and 2007, respectively.
Net Loss
As a result of the factors described above, we recognized a net loss of $3.9 million for the three months ended March 31, 2008, compared to a net loss of $1.7 million for the prior year period.
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
As of March 31, 2008, our total debt was $1,726.5 million. Of this amount, $73.6 million matures within the year ending March 31, 2009. During the three months ended March 31, 2008, we paid cash interest of $17.0 million, net of capitalized interest. As of March 31, 2008, about 70% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1.49 billion in bank credit facilities, of which $1,226.5 million was outstanding as of March 31, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and December 31, 2007, were 4.5% and 6.6%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of $257.0 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

As of March 31, 2008, approximately $11.2 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of March 31, 2008, we had entered into interest rate swaps with counterparties to hedge $700.0 million of floating rate debt at weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $500.0 million, $100.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2008. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $31.5 million and $16.3 million, respectively, of which $19.0 million and $0 was classified as current liabilities, respectively. The increase in the current portion of the net accumulated liability for derivatives since December 31, 2007 was driven primarily by a decline in expected interest rates.
Senior Notes
We have issued senior notes totaling $500.0 million as of March 31, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 8.5 to 1. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $45.9 million for the three months ended March 31, 2008, as compared to $31.2 million for the comparable period last year. This change of $14.7 million was primarily due to an $10.9 million increase in Adjusted OIBDA and a $1.6 million decrease in interest expense, offset in part by the net change in our operating assets and liabilities.
During the three months ended March 31, 2008, the net change in our operating assets and liabilities was $4.5 million, principally due to a decrease in accounts receivable, net of $6.0 million, an increase in accounts payable, accrued expenses and other current liabilities of $2.2 million and an increase in deferred revenue of $0.9 million, offset by an increase accounts receivable-affiliates of $4.9 million.
Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $33.8 million for the three months ended March 31, 2008, as compared to $25.8 million for the prior year period. This change of $8.0 million was primarily due to higher spending on customer premise equipment and related installation activities and network performance related to customer growth in our HSD and phone services.

Financing Activities
Net cash flows used in financing activities were $9.7 million for the three months ended March 31, 2008, as compared to net cash flows used in financing activities of $10.6 million for the comparable period last year. This change of $0.9 million was principally due to net bank financing of $17.0 million, which largely funded dividend payments to MCC of $12.9 million for repurchases of its Class A common stock, other financing activities of $9.2 million and a $4.5 million payment under the preferred member’s interest.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of March 31, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2008.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
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

MEDIACOM BROADBAND LLC
May 14, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
May 14, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation