Form 10-Q
period 2008-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2008-08-12
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
Commission File Numbers: 333-72440
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
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
FOR THE PERIOD ENDED JUNE 30, 2008

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June, 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$26,844	$9,076
Accounts receivable, net of allowance for doubtful accounts of $1,391 and $1,207	45,120	47,681
Accounts receivable — affiliates	120,847	104,131
Prepaid expenses and other current assets	9,215	10,380

Total current assets	202,026	171,268
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $656,956 and
$603,737	733,055	721,543
Franchise rights	1,247,425	1,247,425
Goodwill	204,005	204,005
Subscriber lists, net of accumulated amortization of $24,645 and $23,503	8,385	9,518

Total investment in cable television systems	2,192,870	2,182,491
Other assets, net of accumulated amortization of $7,176 and $5,625	24,820	14,928

Total assets	$2,419,716	$2,368,687

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$149,569	$140,016
Deferred revenue	29,169	28,136
Current portion of long-term debt	82,750	68,033

Total current liabilities	261,488	236,185

Long-term debt, less current portion	1,691,750	1,641,500
Other non-current liabilities	8,012	20,812

Total liabilities	1,961,250	1,898,497

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	634,910	638,910
Accumulated deficit	(326,444)	(318,720)

Total members’ equity	308,466	320,190

Total liabilities, preferred member’s interest and members’ equity	$2,419,716	$2,368,687

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$195,627	182,271	$386,366	355,623

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	78,161	73,246	155,202	147,579
Selling, general and administrative expenses	40,979	39,882	81,355	77,093
Management fee expense	3,700	3,353	7,451	6,657
Depreciation and amortization	30,172	27,838	59,660	54,687

Operating income	42,615	37,952	82,698	69,607

Interest expense, net	(28,666)	(30,214)	(56,564)	(59,738)
Gain (loss) on derivatives, net	14,399	5,313	(777)	2,995
Other expense, net	(832)	(813)	(1,691)	(2,277)

Net income	27,516	12,238	23,666	10,587

Dividend to preferred member	4,500	4,500	9,000	9,000

Net income applicable to member	$23,016	$7,738	$14,666	$1,587

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$23,666	$10,587
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	59,660	54,687
Loss (gain) on derivatives, net	777	(2,995)
Amortization of deferred financing costs	1,551	967
Share-based compensation	351	518
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,561	206
Accounts receivable — affiliates	(16,716)	—
Prepaid expenses and other assets	754	(21,748)
Accounts payable, accrued expenses and other current liabilities	(4,312)	5,410
Deferred revenue	1,033	2,179
Other non-current liabilities	(868)	(995)

Net cash flows provided by operating activities	$68,457	$48,816

INVESTING ACTIVITIES:
Capital expenditures	(69,976)	(59,425)

Net cash flows used in investing activities	$(69,976)	$(59,425)

FINANCING ACTIVITIES:
New borrowings	490,000	90,164
Repayment of debt	(425,033)	(61,750)
Dividend payment on preferred member’s interest	(9,000)	(9,000)
Capital distributions	(34,000)	(9,400)
Capital contributions	30,000	—
Dividend payment to parent	(22,389)	(4,332)
Financing costs	(11,446)	—
Other financing activities — book overdrafts	1,155	201

Net cash flows provided by financing activities	$19,287	$5,883

Net increase (decrease) in cash	17,768	(4,726)

CASH, beginning of period	9,076	12,019

CASH, end of period	$26,844	$7,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$54,997	$60,563

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
Mediacom Broadband Corporation (“Broadband Corporation”), a Delaware corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Broadband Corporation has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2008, our liabilities under our interest rate exchange agreements, net, were valued at $17.1 million using Level 2 inputs.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Cable systems, equipment and subscriber devices	$1,304,321	$1,242,550
Vehicles	36,816	35,808
Buildings and leasehold improvements	25,515	25,273
Furniture, fixtures and office equipment	18,422	17,014
Land and land improvements	4,937	4,635

	1,390,011	1,325,280
Accumulated depreciation	(656,956)	(603,737)

Property, plant and equipment, net	$733,055	$721,543

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Book overdrafts (1)	$26,228	$25,932
Accrued programming costs	22,705	25,752
Accrued payroll and benefits	13,583	12,550
Accrued interest	12,783	11,631
Liability under interest rate exchange agreements	12,709	—
Accrued taxes and fees	10,464	10,466
Accrued property, plant and equipment	8,638	6,906
Accrued telecommunications costs	8,622	8,920
Accrued service costs	8,265	7,017
Advance subscriber payments	5,935	5,788
Accounts payable	2,722	9,760
Intercompany accounts payable and other accrued expenses	16,915	15,294

Accounts payable, accrued expenses and other current liabilities	$149,569	$140,016

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Bank credit facilities	$1,274,500	$1,209,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	$1,774,500	$1,709,533
Less: current portion	82,750	68,033

Total long-term debt	$1,691,750	$1,641,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007 were 4.8% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of approximately $531.9 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of June 30, 2008, approximately $9.1 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating primarily to insurance and franchise requirements.
On May 29, 2008, we entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under our credit facility in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by our operating subsidiaries. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of our credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.

Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of our credit facility.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $700.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 67.6% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for, the three months ended June 30, 2008. Our interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million, $100.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $17.1 million and $16.3 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a gain on derivatives of $14.4 million and $5.3 million for the three months ended June 30, 2008 and 2007 respectively. We recorded a net loss on derivatives of $0.8 million and a net gain on derivatives of $3.0 million for the six months ended June 30, 2008 and 2007, respectively.
6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of June 30, 2008. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended June 30, 2008 and 2007, we paid $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2008 and 2007, we paid $9.0 million in cash dividends on the preferred equity.
7. MEMBER’S EQUITY
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$17	$32
Employee stock purchase plan	50	49
Restricted stock units	161	148

Total share-based compensation expense	$228	$229

During the three months ended June 30, 2008, there were no restricted stock units or stock options granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended June 30, 2008, approximately 52,000 restricted stock units were vested and no stock options were exercised.

	Six Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$50	$155
Employee stock purchase plan	101	98
Restricted stock units	200	265

Total share-based compensation expense	$351	$518

During the six months ended June 30, 2008, approximately 124,000 restricted stock units were granted with a weighted average fair value of $4.95 per restricted stock unit. For the same period, stock options to purchase approximately 19,000 shares of MCC’s Class A common stock were granted with a weighted average exercise price of $4.37 and a weighted average fair value of $2.19 per stock option. During the six months ended June 30, 2008, approximately 107,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under MCC’s plan amounted to approximately 93,000 for the three and six months ended June 30, 2008. Shares purchased by employees under MCC’s plan amounted to approximately 55,000 for the three and six months ended June 30, 2007. The net proceeds to us were approximately $0.2 million for each of the three months ended June 30, 2008 and 2007. The net proceeds to us were approximately $0.3 million for each of the six months ended June 30, 2008 and 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and six months ended June 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 95% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of June 30, 2008, our cable systems passed an estimated 1.48 million homes and served 715,000 basic video subscribers in four states. We provide digital video services to 335,000 customers, representing a digital penetration of 46.9% of our basic subscribers; HSD service to 379,000 customers, representing a HSD penetration of 25.6% of our estimated homes passed; and phone service to 122,000 customers, representing a penetration of 8.7% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2008, we served 1.6 million RGUs, an increase of 6.7% over the end of the prior year period.
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
Actual Results of Operations
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Revenues	$195,627	$182,271	$13,356	7.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	78,161	73,246	4,915	6.7%
Selling, general and administrative expenses	40,979	39,882	1,097	2.8%
Management fee expense	3,700	3,353	347	10.3%
Depreciation and amortization	30,172	27,838	2,334	8.4%

Operating income	42,615	37,952	4,663	12.3%

Interest expense, net	(28,666)	(30,214)	1,548	(5.1%)
Gain on derivatives, net	14,399	5,313	9,086	NM
Other expense, net	(832)	(813)	(19)	2.3%

Net income	$27,516	$12,238	$15,278	124.8%

Adjusted OIBDA	$73,015	$66,019	$6,996	10.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$73,015	$66,019	$6,996	10.6%
Non-cash, share-based compensation	(228)	(229)	1	(0.4%)
Depreciation and amortization	(30,172)	(27,838)	(2,334)	8.4%

Operating income	$42,615	$37,952	$4,663	12.3%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$128,332	$124,809	$3,523	2.8%
HSD	43,787	38,070	5,717	15.0%
Phone	12,357	8,219	4,138	50.3%
Advertising	11,151	11,173	(22)	(0.2%)

Total Revenues	$195,627	$182,271	$13,356	7.3%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	715,000	728,000	(13,000)	(1.8%)
Digital customers	335,000	304,000	31,000	10.2%
HSD customers	379,000	335,000	44,000	13.1%
Phone customers	122,000	86,000	36,000	41.9%

RGUs (1)	1,551,000	1,453,000	98,000	6.7%

Average total monthly revenue per RGU (2)	$42.18	$41.80	$0.38	0.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 7.3%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. RGUs grew 6.7% and average total monthly revenue per RGU rose 0.9%.
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
Video revenues grew 2.8%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the three months ended June 30, 2008, we lost 7,000 basic subscribers, compared to a loss of 12,000 basic subscribers for the same period last year. Digital customers grew by 4,000 during the three months ended June 30, 2008, as compared to a loss of 1,000 in the prior year period. As of June 30, 2008, 32.8% of digital customers received DVR and/or HDTV services, as compared to 26.9% at the end of the prior year period.
HSD revenues rose 15.0%, primarily due to a 13.1% year-over-year increase in HSD customers. During the three months ended June 30, 2008, HSD customers grew by 5,000, as compared to a gain of 4,000 in the prior year period.

Phone revenues grew 50.3%, mainly due to a 41.9% year-over-year increase in phone customers. During each of the three months ended June 30, 2008 and 2007, phone customers grew by 8,000. As of June 30, 2008, our phone service was marketed to 95% of our estimated 1.48 million homes passed.
Advertising revenues were essentially flat year-over-year, largely as a result of an increase in local advertising, offset by a decrease in national advertising.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other costs; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 6.7%, primarily due to increases in programming, field operating, phone service and personnel expenses, offset in part by lower HSD costs. Programming expenses grew 5.2%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating, expenses grew 26.6%, primarily due to higher vehicle fuel and repair costs and lower capitalization of overhead costs, offset in part by a decrease in insurance costs. Phone service costs rose 45.9%, primarily due to the growth in phone customers. Personnel costs rose 10.8% largely due to higher technical operations staffing. HSD expenses decreased 24.1%, due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 40.0% and 40.2% for the three months ended June 30, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 2.8%, principally due to higher costs related to customer service and marketing, offset in part by a decrease in telecommunications and billing expenses. Customer service employee costs rose 23.2%, mainly due to additional staffing. Marketing costs grew 5.5%, primarily due to higher staffing level, greater usage of third-party sales support and an increase in direct mailing campaigns, offset in part by a reduction in other advertising. Telecommunications costs decreased 6.9%, primarily due to more favorable rates. Billing expenses fell 8.0%, principally due to decreased processing fees. Selling, general and administrative expenses as a percentage of revenues were 20.9% and 21.9% for the three months ended June 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 10.3%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.8% for the three months ended June 30, 2008 and 2007, respectively.
Depreciation and amortization rose 8.4%, primarily due to increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 10.6%, due to growth in HSD, video and phone revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 12.3%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.

Interest Expense, Net
Interest expense, net, decreased 5.1%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $700.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded gains on derivatives amounting to $14.4 million and $5.3 million, based upon information provided by our counterparties, for the three months ended June 30, 2008 and 2007, respectively.
Net Income
As a result of the factors described above, we recognized net income of $27.5 million for the three months ended June 30, 2008, compared to net income of $12.2 million for the prior year period.
Actual Results of Operations
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the six months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Revenues	$386,366	$355,623	$30,743	8.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	155,202	147,579	7,623	5.2%
Selling, general and administrative expenses	81,355	77,093	4,262	5.5%
Management fee expense	7,451	6,657	794	11.9%
Depreciation and amortization	59,660	54,687	4,973	9.1%

Operating income	82,698	69,607	13,091	18.8%

Interest expense, net	(56,564)	(59,738)	3,174	(5.3%)
(Loss) gain on derivatives, net	(777)	2,995	(3,772)	NM
Other expense, net	(1,691)	(2,277)	586	(25.7%)

Net income	$23,666	$10,587	$13,079	123.5%

Adjusted OIBDA	$142,709	$124,812	$17,897	14.3%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$142,709	$124,812	$17,897	14.3%
Non-cash, share-based compensation	(351)	(518)	167	NM
Depreciation and amortization	(59,660)	(54,687)	(4,973)	9.1%

Operating income	$82,698	$69,607	$13,091	18.8%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$255,609	$243,948	$11,661	4.8%
HSD	85,982	74,150	11,832	16.0%
Phone	23,468	15,830	7,638	48.3%
Advertising	21,307	21,695	(388)	(1.8%)

Total Revenues	$386,366	$355,623	$30,743	8.6%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	715,000	728,000	(13,000)	(1.8%)
Digital customers	335,000	304,000	31,000	10.2%
HSD customers	379,000	335,000	44,000	13.1%
Phone customers	122,000	86,000	36,000	41.9%

RGU	1,551,000	1,453,000	98,000	6.7%

Average total monthly revenue per RGU	$42.18	$40.89	$1.29	3.2%
Revenues rose 8.6%, largely attributable to an increase in video revenues, growth in our HSD and phone customers and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute in the first quarter. RGUs grew 6.7% and average total monthly revenue per RGU rose 3.2%.
Video revenues grew 4.8%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the six months ended June 30, 2008, we lost 5,000 basic subscribers, compared to a reduction in 23,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute.
HSD revenues rose 16.0%, primarily due to a 13.1% year-over-year increase in HSD customers and continued growth with our enterprise network products and services.
Phone revenues grew 48.3%, mainly due to a 41.9% year-over-year increase in phone customers.

Advertising revenues were lower by 1.8%, largely as a result of an overall reduction in national advertising, offset in part by an increase in local advertising.
Costs and Expenses
Service costs rose 5.2%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 5.3%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Phone service costs rose 43.0%, mainly due to the growth in phone customers. Field operating expenses grew 13.5%, primarily due to greater vehicle fuel and repair expenses and lower capitalization of overhead costs, offset in part by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above and lower insurance costs. HSD expenses decreased 24.0%, due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 40.2% and 41.5% for the six months ended June 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 5.5%, principally due to higher costs related to marketing and customer service, offset in part by a decrease in telecommunications expenses. Marketing costs grew 15.8%, primarily due to additional staffing, more frequent direct mailing campaigns and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 16.9%, principally due to higher staffing levels. Telecommunications costs fell 10.1%, primarily due to more favorable rates. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 21.7% for the six months ended June 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 11.9%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for the six months ended June 30, 2008 and 2007, respectively.
Depreciation and amortization rose 9.1%, primarily due to increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 14.3%, due to growth in video, HSD and phone revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 18.8%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 5.3%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $700.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives amounting of $0.8 million and a net gain on derivatives of $3.0 million, based upon information provided by our counterparties, for the six months ended June 30, 2008 and 2007, respectively.
Net Income
As a result of the factors described above, we recognized net income of $23.7 million for the six months ended June 30, 2008, compared to net income of $10.6 million for the prior year period.

Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance our reliability and capacity and the further deployment of advanced broadband services. Our capital spending has recently shifted from mainly network upgrade investments to the deployment of advanced services, and we also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of June 30, 2008, our total debt was $1,774.5 million. Of this amount, $82.8 million matures within the year ending June 30, 2009. During the six months ended June 30, 2008, we paid cash interest of $55.0 million, net of capitalized interest. As of June 30, 2008, about 67.6% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1.82 billion in bank credit facilities, of which $1,274.5 million was outstanding as of June 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007 were 4.8% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of $531.9 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
As of June 30, 2008, approximately $9.1 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
On May 29, 2008, we entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under our credit facility in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by our operating subsidiaries. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of our credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.
Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of our credit facility.
Interest Rate Exchange Agreements
As of June 30, 2008, we had entered into interest rate swaps with counterparties to hedge $700.0 million of floating rate debt at weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $500.0 million, $100.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for, the six months ended June 30, 2008. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.

The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $17.1 million and $16.3 million, respectively, of which $12.7 million and $0 was classified as current liabilities, respectively.
Senior Notes
We have issued senior notes totaling $500.0 million as of June 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, of 8.5 to 1. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $68.5 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $142.7, offset in part by interest expense of $56.6 million and the $17.5 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to an increase in accounts receivable to affiliates of $16.7 million and a decrease in accounts payable, accrued expenses and other current liabilities of $4.3 million, offset in part by a decrease in accounts receivable, net, of $2.6 million, an increase in deferred revenue of $1.0 million and a decrease in prepaid expenses and other assets of $0.8 million.
Net cash flows provided by operating activities were $48.8 million for the six months ended June 30, 2007, primarily due to Adjusted OIBDA of $124.8 million, offset in part by interest expense of $59.7 million and the $14.9 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to an increase in prepaid and other assets of $21.7 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $5.4 million, an increase in deferred revenue of $2.2 million and a decrease in accounts receivable, net, of $0.2 million.
Investing Activities
Net cash flows used in investing activities were $70.0 million for the six months ended June 30, 2008, as compared to $59.4 million for the prior year period. In both periods, capital expenditures represent all of the net cash flows used in investing activities. This change of $10.6 million was due to greater investments in customer premise equipment and related installation activities and our HSD delivery systems.
Financing Activities
Net cash flows provided by financing activities were $19.3 million for the six months ended June 30, 2008, principally due to net bank financing of $65.0 million, which funded dividend payments to MCC of $22.4 million for repurchases of its Class A common stock totaling $22.4 million, financing costs of $11.4 million and a dividend payment on preferred members’ interest of $9.0 million.
Net cash flows provided by financing activities were $5.9 million for the six months ended June 30, 2007, primarily due to net bank financing of $28.4 million, which funded capital distributions of $9.4 million, a dividend payment on preferred members’ interest of $9.0 million and a dividend payment to MCC of $4.3 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2008.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
August 12, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
August 12, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation