Form 10-Q
period 2009-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2009-05-15
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Numbers: 333-72440
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
Indicate by check mark whether the Registrants have submitted electronically and posted on their respective corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers	☐ Accelerated filers	☑ Non-accelerated filers	☐ Smaller reporting companies
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. This Quarterly Report on Form 10-Q modifies and supersedes periodic reports filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Broadband as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; liquidity and overall instability in the credit markets which may impact our ability to refinance our debt in the same amounts and on the same terms as we currently experience as our revolving credit facility expires in December 2012; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$14,686	$15,502
Accounts receivable, net of allowance for doubtful accounts of $1,185 and $1,688	44,098	46,671
Accounts receivable — affiliates	150,800	141,161
Prepaid expenses and other current assets	11,950	8,257

Total current assets	221,534	211,591
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $757,953 and $705,983	734,435	749,066
Franchise rights	1,176,908	1,247,435
Goodwill	182,924	204,005
Subscriber lists, net of accumulated amortization of $33,632 and $25,788 respectively	6,115	7,233

Total investment in cable television systems	2,100,382	2,207,739

Other assets, net of accumulated amortization of $8,433 and $7,481 respectively	23,466	24,783

Total assets	$2,345,382	$2,444,113

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$158,569	$147,371
Deferred revenue	30,867	30,427
Current portion of long-term debt	97,375	94,000

Total current liabilities	286,811	271,798

Long-term debt, less current portion	1,759,625	1,702,000
Other non-current liabilities	26,206	23,852

Total liabilities	2,072,642	1,997,650

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	444,233	634,910
Accumulated deficit	(321,493)	(338,447)

Total members’ equity	122,740	296,463

Total liabilities, preferred member’s interest and members’ equity	$2,345,382	$2,444,113

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$209,480	$190,740

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	85,718	77,042
Selling, general and administrative expenses	40,308	40,376
Management fee expense	3,896	3,751
Depreciation and amortization	28,498	29,489

Operating income	51,060	40,082

Interest expense, net	(26,948)	(27,898)
Loss on derivatives, net	(1,152)	(15,176)
Other expense, net	(1,506)	(858)

Net income (loss)	$21,454	$(3,850)

Dividend to preferred member	4,500	4,500

Net income (loss) applicable to member	$16,954	$(8,350)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$21,454	$(3,850)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	28,498	29,489
Loss on derivatives, net	1,152	15,176
Amortization of deferred financing costs	952	504
Share-based compensation	280	123
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,573	5,953
Accounts receivable — affiliates	(9,639)	(4,924)
Prepaid expenses and other assets	(3,878)	717
Accounts payable, accrued expenses and other current liabilities	13,435	2,240
Deferred revenue	440	928
Other non-current liabilities	(85)	(433)

Net cash flows provided by operating activities	$55,182	$45,923

INVESTING ACTIVITIES:
Capital expenditures	$(27,600)	$(33,811)

Net cash flows used in investing activities	$(27,600)	$(33,811)

FINANCING ACTIVITIES:
New borrowings	$128,500	$60,000
Repayment of debt	(67,500)	(43,033)
Capital distributions to parent (Notes 2, 9)	(83,854)	—
Dividend payment on preferred member’s interest	(4,500)	(4,500)
Dividend payment to parent	—	(12,938)
Other financing activities — book overdrafts	(1,044)	(9,228)

Net cash flows used in financing activities	$(28,398)	$(9,699)

Net (decrease) increase in cash	(816)	2,413

CASH, beginning of period	15,502	9,076

CASH, end of period	$14,686	$11,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$16,861	$16,991

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party (Note 9)	$108,643	$—

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Basis of Presentation of Unaudited Consolidated Financial Statements
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2009. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” See Note 2.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have evaluated the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. We adopted SFAS No. 157 for nonfinancial assets and liabilities on January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 and delayed adoption on January 1, 2009, did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2009, our liabilities under our interest rate exchange agreements, net, were valued at $48.5 million using Level 2 inputs.

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Level 4	Total

Liabilities
Interest rate exchange agreements	$—	$48,528	$—	$—	$48,528

	$—	$48,528	$—	$—	$48,528

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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, and requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date, and all transaction costs are expensed as incurred. However, with a transfer of businesses between two entities under common control, the results of operations of the acquired entity for the current reporting period are reported as though the acquisition date had occurred as of the beginning of such period. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141(R) as of January 1, 2009. See Note 9.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of SFAS No. 161 and determined that the impact of adoption had on our consolidated financial condition or results of operations was not material.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Cable systems, equipment and subscriber devices	$1,403,867	$1,367,623
Vehicles	37,090	37,755
Buildings and leasehold improvements	26,605	25,692
Furniture, fixtures and office equipment	19,874	18,989
Land and land improvements	4,952	4,990

	1,492,388	1,455,049
Accumulated depreciation	(757,953)	(705,983)

Property, plant and equipment, net	$734,435	$749,066

Change in Estimate — Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across all of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $3.2 million for the three months ended March 31, 2009.
4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Accrued interest	$27,017	$16,887
Liability under interest rate exchange agreements	25,402	26,689
Accrued programming costs	21,277	20,673
Intercompany accounts payable and other accrued expenses	19,213	23,257
Accrued taxes and fees	17,318	17,914
Accrued payroll and benefits	15,611	14,083
Book overdrafts (1)	7,433	8,387
Advance subscriber payments	6,872	5,954
Accrued service costs	6,688	5,896
Accrued property, plant and equipment	6,223	5,395
Accrued telecommunications costs	3,919	2,236
Accounts payable	1,596	—

Accounts payable, accrued expenses and other current liabilities	$158,569	$147,371

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Bank credit facility	$1,357,000	$1,296,000
8 1/2% senior notes due 2015	500,000	500,000

	$1,857,000	$1,796,000
Less: current portion	97,375	94,000

Total long-term debt	$1,759,625	$1,702,000

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of March 31, 2009 and 2008 were 5.2% and 5.5%, respectively, including the effect of the interest rate exchange agreements discussed below. Continued access to our credit facility is dependant upon our compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0.
As of March 31, 2009, we had unused revolving credit commitments of $348.7 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $69.6 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $279.1 million of our unused revolving credit commitments expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity.
As of March 31, 2009, approximately $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million was fixed at a weighted average rate of 5.0%. As of the same date, about 65% of our total outstanding indebtedness was at fixed market rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $500 million, $100 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.
We have entered into forward starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the balance of 2009, and 2.9% on $100 million of floating rate debt, which will commence during 2010. We also entered into forward starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.3% on $500 million of floating rate debt, which will commence during the remainder of 2009.
Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2009 and 2008.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2009 and December 31, 2008, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $48.5 million and $47.4 million, respectively. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $1.2 million and $15.2 million for the three months ended March 31, 2009 and 2008, respectively.
Senior Notes
We have issued senior notes totaling $500 million as of March 31, 2009. The indentures governing our senior notes contain financial and other covenants, though, they are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.

6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of March 31, 2009. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended March 31, 2009 and 2008, we paid $4.5 million in cash dividends on the preferred equity.
7. MEMBER’S EQUITY
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$34	$32
Employee stock purchase plan	80	52
Restricted stock units	166	39

Total share-based compensation expense	$280	$123

During the three months ended March 31, 2009, 170,000 restricted stock units and 57,000 stock options were granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. The weighted average fair values associated with these grants were $4.73 per restricted stock unit and $3.95 per stock option. During the three months ended March 31, 2009, approximately 76,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase program, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under MCC’s plan amounted to approximately 103,000 and 93,000 for the three months ended March 31, 2009 and 2008, respectively. The net proceeds to us were approximately $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. RELATED PARTY TRANSACTION
Share Exchange Agreement between MCC and an affiliate of Morris Communications
On September 7, 2008, MCC entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”).
On February 13, 2009, MCC completed the Exchange Agreement pursuant to which it exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers contributed to MCC by Mediacom LLC, for 28,309,674 shares of MCC Class A common stock held by Shivers.

Asset Transfer Agreement with MCC and Mediacom LLC
On February 11, 2009, our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC, pursuant to which certain of our cable systems located in Illinois, which serve approximately 42,200 basic subscribers, and a cash payment of $8.2 million would be exchanged for certain of Mediacom LLC’s cable systems located in Florida, Illinois, Iowa, Kansas, Missouri, and Wisconsin, which serve approximately 45,900 basic subscribers (the “Asset Transfer”). We believe the Asset Transfer will better align our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).
As part of the Transfer Agreement, Mediacom LLC contributed to MCC cable systems located in Western North Carolina, which serve approximately 25,000 basic subscribers. These cable systems were part of the Exchange Agreement noted above. In connection therewith, Mediacom LLC received on February 12, 2009 a $74 million cash contribution from MCC that had been contributed to MCC by us on the same date. On February 12, 2009, our operating subsidiaries borrowed $74 million under the revolving commitments of their bank credit facility to fund this contribution to MCC.
The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with SFAS No. 141(R). Under this method of accounting: (i) the net assets we received have been recorded at Mediacom LLC’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom LLC and MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom LLC and MCC, we ceased recording those results of operations as of the transfer date. See Note 2.
We recognized an additional $5.3 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions to parent on our consolidated statements of cash flows for the three months ended March 31, 2009.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of SFAS No. 141(R).
10. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a change in the fundamentals of our business during the first quarter of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), in addition to high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to approximately 93% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2009, our cable systems passed an estimated 1.51 million homes and served 724,000 basic subscribers in seven states. As of the same date, we served 362,000 digital video customers, or digital customers, representing a penetration of 50.0% of our basic subscribers; 413,000 HSD customers, representing a penetration of 27.4% of our estimated homes passed; and 140,000 phone customers, representing a penetration of 10.0% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of March 31, 2009, we served 1.64 million RGUs.
Recent Developments
Share Exchange Agreement between MCC and an affiliate of Morris Communications
On September 7, 2008, MCC entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”).
On February 13, 2009, MCC completed the Exchange Agreement pursuant to which it exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers contributed to MCC by Mediacom LLC, for 28,309,674 shares of MCC Class A common stock held by Shivers.
Asset Transfer Agreement with MCC and Mediacom LLC
On February 11, 2009, our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC, pursuant to which certain of our cable systems located in Illinois, which serve approximately 42,200 basic subscribers, and a cash payment of $8.2 million would be exchanged for certain of Mediacom LLC’s cable systems located in Florida, Illinois, Iowa, Kansas, Missouri, and Wisconsin, which serve approximately 45,900 basic subscribers (the “Asset Transfer”). We believe the Asset Transfer will better align our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).
As part of the Transfer Agreement, Mediacom LLC contributed to MCC cable systems located in Western North Carolina, which serve approximately 25,000 basic subscribers. These cable systems were part of the Exchange Agreement noted above. In connection therewith, Mediacom LLC received on February 12, 2009 a $74 million cash contribution from MCC that had been contributed to MCC by us on the same date. On February 12, 2009, our operating subsidiaries borrowed $74 million under the revolving commitments of their bank credit facility to fund this contribution to MCC.

Recently Issued Accounting Pronouncements — Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, and requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date, and all transaction costs are expensed as incurred. However, with a transfer of businesses between two entities under common control, the results of operations of the acquired entity for the current reporting period are reported as though the acquisition date had occurred as of the beginning of such period. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141(R) as of January 1, 2009.
The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with SFAS No. 141(R). Under this method of accounting: (i) the net assets we received have been recorded at Mediacom LLC’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom LLC and MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations beginning as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom LLC and MCC, we ceased recording those results of operations as of the transfer date.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of SFAS No. 141(R). The data in the Actual Results of Operations presented below include adjustments made as a result of the adoption of SFAS No. 141(R) as described above.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses.
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

Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the non-cash, share-based compensation charges.

Actual Results of Operations
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
The following tables set forth the unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
Revenues	$209,480	$190,740	$18,740	9.8%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	85,718	77,042	8,676	11.3%
Selling, general and administrative expenses	40,308	40,376	(68)	(0.2%)
Management fee expense	3,896	3,751	145	3.9%
Depreciation and amortization	28,498	29,489	(991)	(3.4%)

Operating income	51,060	40,082	10,978	27.4%

Interest expense, net	(26,948)	(27,898)	950	(3.4%)
Loss on derivatives, net	(1,152)	(15,176)	14,024	(92.4%)
Other expense, net	(1,506)	(858)	(648)	75.5%

Net income (loss)	$21,454	$(3,850)	$25,304	NM

Adjusted OIBDA	$79,838	$69,694	$10,144	14.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
Adjusted OIBDA	$79,838	$69,694	$10,144	14.6%
Non-cash, share-based compensation	(280)	(123)	(157)	NM
Depreciation and amortization	(28,498)	(29,489)	991	(3.4%)

Operating income	$51,060	$40,082	$10,978	27.4%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
Video	$136,432	$127,277	$9,155	7.2%
HSD	49,226	42,195	7,031	16.7%
Phone	14,678	11,112	3,566	32.1%
Advertising	9,144	10,156	(1,012)	(10.0%)

Total Revenues	$209,480	$190,740	$18,740	9.8%

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	724,000	722,000	2,000	0.3%
Digital customers	362,000	331,000	31,000	9.4%
HSD customers	413,000	374,000	39,000	10.4%
Phone customers	140,000	114,000	26,000	22.8%

RGUs(1)	1,639,000	1,541,000	98,000	6.4%

Average total monthly revenue per basic subscriber (2)	$96.91	$88.18	$8.73	9.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased $18.7 million, or 9.8%, of which $13.4 million was largely attributable to growth in our HSD and phone customers and, to a lesser extent, an increase in video revenue, with the remaining $5.3 million related to the accounting treatment of the Asset Transfer, as described above in Recently Issued Accounting Pronouncements — Business Combinations. RGUs grew 6.4%, and average total monthly revenue per basic subscriber increased $8.73, or 9.9%, compared to the prior year period, of which $2.46 was related to the Asset Transfer.
Video revenues grew $9.2 million, or 7.2%, of which $5.5 million was primarily due to digital customer growth, higher fees from our other advanced products and services and basic video rate increases, with the remaining $3.7 million related to the Asset Transfer. During the three months ended March 31, 2009, we gained 3,300 basic subscribers, excluding the 3,700 basic subscribers acquired under the Asset Transfer, compared to a gain of 2,000 basic subscribers for the same period last year. Digital customers grew by 8,000 during the three months ended March 31, 2009, excluding the disposition of 1,000 digital customers under the Asset Transfer, as compared to an increase of 14,000 in the prior year period. As of March 31, 2009, 36.2% of digital customers were taking our DVR and/or HDTV services, as compared to 31.3% at the end of the prior year period.
HSD revenues rose $7.0 million, or 16.7%, of which $5.8 million was primarily due to a 10.4% year-over-year increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services, with the remaining $1.2 million related to the Asset Transfer. During the three months ended March 31, 2009, HSD customers grew by 14,000, excluding the disposition of 1,000 HSD customers under the Asset Transfer, as compared to a gain of 15,000 in the prior year period.
Phone revenues grew $3.6 million, or 32.1%, of which $3.2 million was mainly due to a 22.8% year-over-year increase in phone customers and, to a lesser extent, a reduction in discounted pricing, with the remaining $0.4 million related to the Asset Transfer. During the three months ended March 31, 2009, phone customers grew by 6,600, excluding the disposition of 600 phone customers under the Asset Transfer, as compared to a gain of 8,000 in the prior year period. As of March 31, 2009, our phone service was marketed to 93% of our estimated 1.5 million homes passed.
Advertising revenues decreased $1.0 million, or 10.0%, largely as a result of sharp decreases in local and, to a lesser extent, national advertising, particularly in the automotive segment.
Costs and Expenses
Service costs increased $8.7 million, or 11.3%, primarily due to increases in programming, and, to a lesser extent, increase in phone and HSD service costs, offset in part by lower field operating expenses and $2.6 million of service costs related to the Asset Transfer. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses grew 11.9%, principally as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, additional sports programming and an increase in retransmission consent fees. Phone and HSD service costs rose 10.0% and 8.2%, respectively, primarily as a result of unit growth. Field operating expenses decreased 13.7%, primarily due to lower vehicle fuel expenses and decreased equipment and plant repair costs. Service costs as a percentage of revenues were 40.9% and 40.4% for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased $0.1 million, or 0.2%, principally due to lower billing expenses and advertising costs, offset in part by higher customer service employee costs and $0.7 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expense components excludes the effects of the Asset Transfer. Billing expenses decreased 9.6%, principally due to lower processing fees. Advertising costs decreased 5.9%, largely as a result of lower costs directly related to activity. Customer service employee costs rose 5.6% primarily due to higher staffing levels at our call centers. Selling, general and administrative expenses as a percentage of revenues were 19.2% and 21.2% for the three months ended March 31, 2009 and 2008, respectively.
Management fee expense increased 3.9%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 2.0% for the three months ended March 31, 2009 and 2008, respectively.
Depreciation and amortization decreased $1.0 million, or 3.4%, which includes a $0.4 million offset related to the Asset Transfer. The $1.4 million decrease before the impact of the Asset Transfer was primarily due to an increase in the useful lives of certain fixed assets, offset in part by increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased $10.1 million, or 14.6%, of which $8.1 million was largely as a result of increases in HSD, video and, to a lesser extent, phone revenues, offset in part by higher service costs and, to a lesser extent, lower advertising revenues, with the remaining $2.0 million related to the Asset Transfer.
Operating Income
Operating income increased $11.0 million, or 27.4%, of which $9.3 million was principally due to the increase in Adjusted OIBDA, with the remaining $1.7 million related to the Asset Transfer.
Interest Expense, Net
Interest expense, net, decreased 3.4%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Loss on Derivatives, Net
As of March 31, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.4 billion, of which $700 million are forward starting. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives of $1.2 million and $15.2 million, based upon information provided by our counterparties, for the three months ended March 31, 2009 and 2008, respectively.
Other Expense, Net
Other expense, net was $1.5 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, other expense, net, included $0.8 million of deferred financing costs, $0.6 million for revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended March 31, 2008, other expense, net, included $0.4 million of revolving credit facility commitment fees, $0.4 million of deferred financing costs and $0.1 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $21.5 million, of which $1.7 million was related to the Asset Transfer, for the three months ended March 31, 2009, compared to a net loss of $3.9 million for the prior year period.

Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network. The focus of our capital spending is to enhance our reliability, as well as our capacity to accommodate customer growth and to further deploy our advanced products and services. Although we have a high level of indebtedness and incur significant amounts of interest expense each year, we believe that through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facility and our ability to secure future external financing, we will meet our interest expenses and principal payments, capital spending and other requirements. Nevertheless, there is no assurance that we will be able to obtain sufficient future financing or, if we were able to do so, that the terms would be favorable to us.
As of March 31, 2009, our total debt was $1.857 billion. Of this amount, $97.4 million matures during the year ending March 31, 2010. As of the same date, about 65% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2009, we paid cash interest of $17.0 million, net of capitalized interest.
Recent Developments in the Credit Markets
In light of the unprecedented volatility in financial markets, we continue to assess the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks on our financial position. These assessments include a review of our continued access to liquidity in the credit markets, as well as counterparty creditworthiness.
Despite a severely tightened credit environment, we believe we have sufficient liquidity to meet our requirements over the next two years, which include debt maturities of $70.5 million during the remainder of 2009 and $35.5 million of debt maturities in 2010. In addition to our cash flows from operating activities, we also have available to us unused revolving credit commitments aggregating $348.7 million as of March 31, 2009.
The turmoil in the financial markets may create additional risks in the foreseeable future. If the financial markets fail to stabilize and recover over the foreseeable future, we will likely face higher future borrowing costs on our indebtedness than we currently pay. Also, the failure of additional banks could reduce amounts available to us under our revolving credit commitments or subject us to credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. Although we may be exposed to future losses in the event of such counterparties’ non-performance, we do not expect such losses, if any, to be material.
Operating Activities
Net cash flows provided by operating activities were $55.2 million for the three months ended March 31, 2009, primarily due to Adjusted OIBDA of $79.8 million, offset in part by interest expense of $26.9 million. The net change in our operating assets and liabilities of positive $2.8 million was largely as a result of an increase in accounts payable, accrued expenses, and other liabilities of $13.4 million, and to a lesser extent, a decrease in accounts receivable, net, of $2.6 million, mostly offset by an increase in accounts receivable — affiliates of $9.6 million and an increase in prepaid expenses and other assets of $3.9 million.
Net cash flows provided by operating activities were $45.9 million for the three months ended March 31, 2008, primarily due to Adjusted OIBDA of $70.0 million, offset in part by interest expense of $27.9 million. The net change in our operating assets and liabilities of positive $4.5 million was primarily due to a decrease in accounts receivable, net of $6.0 million and an increase in accounts payable, accrued expenses and other current liabilities of $2.2 million, offset in part by a increase in our accounts receivable — affiliates of $4.9 million.
Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $27.6 million for the three months ended March 31, 2009, as compared to $33.8 million for the prior year period. The decrease in capital expenditures of $6.2 million was primarily due to higher spending in the prior year period on customer premise equipment and scalable infrastructure for digital transition deployment and HSD requirements and vehicle purchases.

Financing Activities
Net cash flows used in financing activities were $28.4 million for the three months ended March 31, 2009, principally due to our capital contribution to MCC of $82.2 million and a dividend payment on preferred members’ interest of $4.5 million, largely offset by net bank borrowings of $61.0 million under our revolving credit facility. In February 2009, we made an $82.2 million capital contribution to MCC under the Transfer Agreement, comprising an $8.2 million payment related to the Asset Transfer and a $74.0 million capital contribution, which MCC ultimately used to partially fund its cash obligation under the Exchange Agreement.
Net cash flows used in financing activities were $9.7 million for the three months ended March 31, 2008, primarily due to net bank financing of $17.0 million, which largely funded dividend payments to MCC of $12.9 million for repayments of its class A common stock, other financing activities of $9.2 million and a dividend payment on preferred members’ interest of $4.5 million.
Bank Credit Facility
Our principal operating subsidiaries maintain a $1.715 billion bank credit facility (the “credit facility”), of which $1.357 billion was outstanding as of March 31, 2009. Continued access to our credit facility is dependant upon our compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement of 6.0 to 1.0. Our total senior debt to cash flow ratio was 4.1 to 1.0 for the first quarter of 2009. The average interest rates on outstanding debt under our credit facility as of March 31, 2009 and 2008 were 5.2% and 5.5%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of March 31, 2009, we had unused revolving credit commitments of $348.7 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $69.6 million of our unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; $279.1 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity.
As of March 31, 2009, approximately $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million was fixed at a weighted average rate of 5.0%. As of the same date, 65% of our total outstanding indebtedness was at fixed market rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $500 million, $100 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.
We have entered into forward starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the remainder of 2009, and 2.9% on $100 million of floating rate debt, which will commence during 2010. We also entered into forward starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.3% on $500 million of floating rate debt, which will commence during the remainder of 2009.
Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2009 and 2008.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2009 and December 31, 2008, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $48.5 million and $47.4 million, respectively. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $1.2 million and $15.2 million for the three months ended March 31, 2009 and 2008, respectively.
Senior Notes
We have issued senior notes totaling $500 million as of March 31, 2009. The indentures governing our senior notes contain financial and other covenants, though, they are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements of, 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.

Covenant Compliance and Debt Ratings
For all periods through March 31, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2008.
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
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a change in the fundamentals of our business during the first quarter of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of March 31, 2009.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of March 31, 2009.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2009.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.
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

MEDIACOM BROADBAND LLC
May 15, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
May 15, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation