Form 10-Q
period 2009-06-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2009-08-07
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
Commission File Numbers: 333-72440
                                                     333-72440-01
Mediacom Broadband LLC
Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of	06-1615412 06-1630167 (I.R.S. Employer
incorporation or organization)	Identification Numbers)
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Broadband as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets, which may impact our ability to refinance our debt on the same, or similar terms as we currently experience, as our revolving credit facility expires in December 2012; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$14,088	$15,502
Accounts receivable, net of allowance for doubtful accounts of $1,410 and $1,688	49,317	46,671
Accounts receivable — affiliates	150,595	141,161
Prepaid expenses and other current assets	11,423	8,257

Total current assets	225,423	211,591

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $784,203 and $705,983	734,342	749,066
Franchise rights	1,176,908	1,247,435
Goodwill	182,924	204,005
Subscriber lists, net of accumulated amortization of $34,155 and $25,788	5,592	7,233

Total investment in cable television systems	2,099,766	2,207,739

Other assets, net of accumulated amortization of $9,350 and $7,481	24,025	24,783

Total assets	$2,349,214	$2,444,113

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$146,299	$147,371
Deferred revenue	31,162	30,427
Current portion of long-term debt	76,750	94,000

Total current liabilities	254,211	271,798
Long-term debt, less current portion	1,779,250	1,702,000
Other non-current liabilities	12,638	23,852

Total liabilities	2,046,099	1,997,650

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	444,233	634,910
Accumulated deficit	(291,118)	(338,447)

Total members’ equity	153,115	296,463

Total liabilities, preferred member’s interest and members’ equity	$2,349,214	$2,444,113

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$207,309	$195,627	$416,789	$386,366

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	84,469	78,161	170,187	155,202
Selling, general and administrative expenses	40,446	40,979	80,754	81,355
Management fee expense	3,954	3,700	7,850	7,451
Depreciation and amortization	28,488	30,172	56,985	59,660

Operating income	49,952	42,615	101,013	82,698

Interest expense, net	(28,099)	(28,666)	(55,047)	(56,564)
Gain (loss) on derivatives, net	14,339	14,399	13,187	(777)
Other expense, net	(1,316)	(832)	(2,824)	(1,691)

Net income	$34,876	$27,516	$56,329	$23,666

Dividend to preferred member	4,500	4,500	9,000	9,000

Net income applicable to member	$30,376	$23,016	$47,329	$14,666

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$56,329	$23,666
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	56,985	59,660
(Gain) loss on derivatives, net	(13,187)	777
Amortization of deferred financing costs	1,869	1,551
Share-based compensation	590	351
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,646)	2,561
Accounts receivable — affiliates	(9,434)	(16,716)
Prepaid expenses and other assets	(4,017)	754
Accounts payable, accrued expenses and other current liabilities	696	(4,312)
Deferred revenue	735	1,033
Other non-current liabilities	706	(868)

Net cash flows provided by operating activities	$88,626	$68,457

INVESTING ACTIVITIES:
Capital expenditures	$(55,672)	$(69,976)

Net cash flows used in investing activities	$(55,672)	$(69,976)

FINANCING ACTIVITIES:
New borrowings	$277,000	$490,000
Repayment of debt	(217,000)	(425,033)
Capital distributions to parent (Notes 2, 9)	(83,854)	(34,000)
Capital contributions from parent	—	30,000
Dividend payment on preferred member’s interest	(9,000)	(9,000)
Dividend payment to parent	—	(22,389)
Financing costs	—	(11,446)
Other Financing activites — book overdrafts	(1,514)	1,155

Net cash flows (used in) provided by financing activities	$(34,368)	$19,287

Net (decrease) increase in cash	(1,414)	17,768

CASH, beginning of period	15,502	9,076

CASH, end of period	$14,088	$26,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$55,362	$54,997

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party	$108,643	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of SFAS No. 157 which did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $34.2 million using Level 2 inputs.

	Fair Value as of June 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$1,704	$—	$1,704

Liabilities
Interest rate exchange agreements	$—	$35,893	$—	$35,893

Interest rate exchange agreements — liabilities, net	$—	$34,189	$—	$34,189

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $47.4 million using Level 2 inputs.

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$47,376	$—	$47,376

Interest rate exchange agreements — liabilities, net	$—	$47,376	$—	$47,376

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141 (R) on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of SFAS No. 161 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of SFAS No. 165 as of June 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 11 for the disclosures required by SFAS No. 165.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 5 for more information.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$1,428,756	$1,367,623
Vehicles	38,148	37,755
Buildings and leasehold improvements	26,634	25,692
Furniture, fixtures and office equipment	20,058	18,989
Land and land improvements	4,949	4,990

	$1,518,545	$1,455,049
Accumulated depreciation	(784,203)	(705,983)

Property, plant and equipment, net	$734,342	$749,066

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
These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $3.2 million and $6.4 million for the three and six months ended June 30, 2009, respectively.

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Liability under interest rate exchange agreements	$26,251	$26,689
Accrued programming costs	20,151	20,673
Intercompany accounts payable and other accrued expenses	19,344	23,257
Accrued interest	16,617	16,887
Accrued taxes and fees	16,327	17,914
Accrued payroll and benefits	14,638	14,083
Book overdrafts (1)	6,963	8,387
Accrued service costs	6,654	5,896
Advance subscriber payments	5,851	5,954
Accounts payable	5,824	—
Accrued property, plant and equipment	5,081	5,395
Accrued telecommunications costs	2,598	2,236

Accounts payable, accrued expenses and other current liabilities	$146,299	$147,371

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Bank credit facility	$1,356,000	$1,296,000
8 1/2% senior notes due 2015	500,000	500,000

	$1,856,000	$1,796,000
Less: current portion	76,750	94,000

Total long-term debt	$1,779,250	$1,702,000

Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of June 30, 2009 and 2008 were 5.8% and 6.0%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of June 30, 2009, we had unused revolving credit commitments of $309.5 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $52.9 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $256.6 million of our unused revolving credit commitments expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0.
As of June 30, 2009, approximately $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.

Senior Notes
We have issued senior notes totaling $500 million as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of June 30, 2009, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$449,375

Credit facility	$1,302,966

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $900 million was fixed at a weighted average rate of 4.7%. As of the same date, about 75% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $500 million, $100 million, $100 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.
We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the balance of 2009, and 2.9% on $100 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.0% on $300 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $1.7 million, an accumulated current liability of $26.3 million and an accumulated long-term liability of $9.6 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $26.7 million and an accumulated long-term liability of $20.7 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $14.3 million and $14.4 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $13.2 million and a net loss on derivatives of $0.8 million for the six months ended June 30, 2009 and 2008, respectively.
6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of June 30, 2009. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended June 30, 2009 and 2008, we paid $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2009 and 2008, we paid $9.0 million in cash dividends on the preferred equity.

7. MEMBER’S EQUITY
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$38	$17
Employee stock purchase plan	66	50
Restricted stock units	206	161

Total share-based compensation expense	$310	$228

During the three months ended June 30, 2009, there were no restricted stock units or stock options granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended June 30, 2009, no restricted stock units were vested and no stock options were exercised.

	Six Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$72	$50
Employee stock purchase plan	146	101
Restricted stock units	372	200

Total share-based compensation expense	$590	$351

During the six months ended June 30, 2009, 170,000 restricted stock units and 57,000 stock options were granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. The weighted average fair values associated with these grants were $4.73 per restricted stock unit and $3.95 per stock option. During the six months ended June 30, 2009, approximately 76,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase program, all of our employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 103,000 and 93,000 for the three and six months ended June 30, 2009 and 2008, respectively. The net proceeds to MCC were approximately $0.4 million for the three and six months ended June 30, 2009. The net proceeds to MCC were approximately $0.3 million for the three and six months ended June 30, 2008.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We, our parent company and our subsidiaries or other affiliated companies are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
We recognized an additional $5.3 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions to parent on our consolidated statements of cash flows for the six months ended June 30, 2009.
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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
11. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, August 7, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the six months ended June 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
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
As of June 30, 2009, our cable systems passed an estimated 1.51 million homes and served 715,000 basic subscribers in seven states. As of the same date, we served 366,000 digital video customers, or digital customers, representing a penetration of 51.2% of our basic subscribers; 415,000 HSD customers, representing a penetration of 27.5% of our estimated homes passed; and 143,000 phone customers, representing a penetration of 10.2% of our estimated marketable phone homes.

We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2009, we served 1.64 million RGUs.
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
Asset Transfer Agreement with MCC and Mediacom LLC
On February 11, 2009, our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC, a wholly-owned subsidiary of MCC, pursuant to which certain of our cable systems located in Illinois and a cash payment of $8.2 million would be exchanged for certain of Mediacom LLC’s cable systems located in Florida, Illinois, Iowa, Kansas, Missouri, and Wisconsin (the “Asset Transfer”). The net effect of the Asset Transfer on our subscriber and customer base was the gain of 3,700 basic subscribers and the loss of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. We believe the Asset Transfer will better align our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009 (the “transfer date”).
As part of the Transfer Agreement, Mediacom LLC contributed to MCC cable systems located in Western North Carolina, which served approximately 25,000 basic subscribers. These cable systems were part of the Exchange Agreement noted above. In connection therewith, Mediacom LLC received on February 12, 2009 a $74 million cash contribution from MCC that had been contributed to MCC by us on the same date. On February 12, 2009, our operating subsidiaries borrowed $74 million under the revolving commitments of their bank credit facility to fund this contribution to MCC.
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

Actual Results of Operations
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$207,309	$195,627	$11,682	6.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	84,469	78,161	6,308	8.1%
Selling, general and administrative expenses	40,446	40,979	(533)	(1.3%)
Management fee expense	3,954	3,700	254	6.9%
Depreciation and amortization	28,488	30,172	(1,684)	(5.6%)

Operating income	49,952	42,615	7,337	17.2%

Interest expense, net	(28,099)	(28,666)	567	(2.0%)
Gain on derivatives, net	14,339	14,399	(60)	(0.4%)
Other expense, net	(1,316)	(832)	(484)	58.2%

Net income	$34,876	$27,516	$7,360	26.7%

Adjusted OIBDA	$78,750	$73,015	$5,735	7.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$78,750	$73,015	$5,735	7.9%
Non-cash, share-based compensation	(310)	(228)	(82)	36.0%
Depreciation and amortization	(28,488)	(30,172)	1,684	(5.6%)

Operating income	$49,952	$42,615	$7,337	17.2%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Video	$132,901	$128,332	$4,569	3.6%
HSD	48,698	43,787	4,911	11.2%
Phone	15,076	12,357	2,719	22.0%
Advertising	10,634	11,151	(517)	(4.6%)

Total revenues	$207,309	$195,627	$11,682	6.0%

	June 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	715,000	715,000	—	NM
Digital customers	366,000	335,000	31,000	9.3%
HSD customers	415,000	379,000	36,000	9.5%
Phone customers	143,000	122,000	21,000	17.2%

RGUs(1)	1,639,000	1,551,000	88,000	5.7%

Average total monthly revenue per basic subscriber (2)	$96.04	$90.76	$5.28	5.8%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased $11.7 million, or 6.0%, largely attributable to growth in our HSD, digital and, to a lesser extent, phone customers. RGUs grew 5.7%, and average total monthly revenue per basic subscriber increased $5.28, or 5.8%.
Video revenues grew $4.6 million, or 3.6%, primarily due to digital customer growth and, to a lesser extent, higher fees from our other advanced video products and services. During the three months ended June 30, 2009, we lost 9,000 basic subscribers, compared to a loss of 7,000 basic subscribers for the same period last year, and we gained 4,000 digital customers in each of the current and prior year period. As of June 30, 2009, 37.1% of our digital customers were taking our DVR and/or HDTV services, as compared to 32.8% as of the same date last year.
HSD revenues rose $4.9 million, or 11.2%, principally due to a 9.5% increase in HSD customers and, to a lesser extent, higher unit pricing. During the three months ended June 30, 2009, we gained 2,000 HSD customers, as compared to a gain of 5,000 in the prior year period.
Phone revenues grew $2.7 million, or 22.0%, mainly due to a 17.2% increase in phone customers and, to a lesser extent, higher unit pricing. During the three months ended June 30, 2009, we gained 3,000 phone customers, as compared to a gain of 8,000 in the prior year period. As of June 30, 2009, our phone service was marketed to approximately 93% of our estimated 1.51 million homes passed.
Advertising revenues decreased $0.5 million, or 4.6%, largely as a result of lower local advertising sales, particularly in the automotive segment, offset in part by higher national advertising sales.
Costs and Expenses
Service costs rose $6.3 million, or 8.1%, primarily due to higher programming, and, to a much lesser extent, phone service costs. Programming expenses increased 10.3%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and the recent launch of new sports programming. Phone service costs rose 8.2% principally due to the increase in phone customers. Service costs as a percentage of revenues were 40.7% and 40.0% for the three months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased $0.5 million, or 1.3%, largely as a result of lower customer service employee and, to a lesser extent, telecommunications costs, mostly offset by higher billing expenses and taxes and fees. Customer service employee costs fell 9.1%, largely due to a reduction in call center outsourcing. Telecommunications costs dropped 16.3%, principally due to more efficient call routing and internal network use. Billing expenses rose 7.9%, primarily due to higher processing fees. Taxes and fees increased 3.0% as a result of higher property taxes in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 19.5% and 20.9% for the three months ended June 30, 2009 and 2008, respectively.
Management fee expense increased $0.3 million, or 6.9%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the three months ended June 30, 2009 and 2008.
Depreciation and amortization decreased $1.7 million, or 5.6%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased $5.7 million, or 7.9%, mainly due to growth in HSD, video and, to a lesser extent, phone revenues, offset in part by higher service costs.
Operating Income
Operating income increased $7.3 million, or 17.2%, principally due to the increase in Adjusted OIBDA and, to a much lesser extent, lower depreciation and amortization, offset in part by higher service costs.
Interest Expense, Net
Interest expense, net, decreased 2.0%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness as a result of our $74 million contribution to MCC under the Transfer Agreement.
Gain on Derivatives, Net
As of June 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.4 billion, of which $500 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $14.3 million and $14.4 million, based upon information provided by our counterparties, for the three months ended June 30, 2009 and 2008, respectively.
Other Expense, Net
Other expense, net was $1.3 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, other expense, net, included $0.8 million of deferred financing costs and $0.5 million for revolving credit facility commitment fees. During the three months ended June 30, 2008, other expense, net, included $0.4 million of revolving credit facility commitment fees and $0.4 million of deferred financing costs.
Net Income
As a result of the factors described above, we recognized net income of $34.9 million for the three months ended June 30, 2009, compared to net income of $27.5 million for the prior year period.

Six Months Ended June 30, 2009 compared to Six months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$416,789	$386,366	$30,423	7.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	170,187	155,202	14,985	9.7%
Selling, general and administrative expenses	80,754	81,355	(601)	(0.7%)
Management fee expense	7,850	7,451	399	5.4%
Depreciation and amortization	56,985	59,660	(2,675)	(4.5%)

Operating income	101,013	82,698	18,315	22.1%

Interest expense, net	(55,047)	(56,564)	1,517	(2.7%)
Gain (loss) on derivatives, net	13,187	(777)	13,964	NM
Other expense, net	(2,824)	(1,691)	(1,133)	67.0%

Net income	$56,329	$23,666	$32,663	NM

Adjusted OIBDA	$158,588	$142,709	$15,879	11.1%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$158,588	$142,709	$15,879	11.1%
Non-cash, share-based compensation	(590)	(351)	(239)	68.1%
Depreciation and amortization	(56,985)	(59,660)	2,675	(4.5%)

Operating income	$101,013	$82,698	$18,315	22.1%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Video	$269,334	$255,609	$13,725	5.4%
HSD	97,924	85,982	11,942	13.9%
Phone	29,752	23,468	6,284	26.8%
Advertising	19,779	21,307	(1,528)	(7.2%)

Total revenues	$416,789	$386,366	$30,423	7.9%

	June 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	715,000	715,000	—	0.0%
Digital customers	366,000	335,000	31,000	9.3%
HSD customers	415,000	379,000	36,000	9.5%
Phone customers	143,000	122,000	21,000	17.2%

RGUs	1,639,000	1,551,000	88,000	5.7%

Average total monthly revenue per basic subscriber	$97.02	$89.75	$7.27	8.1%
Revenues rose $30.4 million, or 7.9%, of which $25.1 million was largely attributable to growth in our digital, HSD and, to a lesser extent, phone customers. The remaining increase of $5.3 million was related to the accounting treatment of the Asset Transfer, as described above in Recently Issued Accounting Pronouncements — Business Combinations. Average total monthly revenue per basic subscriber increased $7.27, or 8.1%, compared to the prior year period, of which $1.24 was related to the Asset Transfer.
Video revenues grew $13.7 million, or 5.4%, of which $10.0 million was primarily due to digital customer growth and, to a lesser extent, higher fees from our other advanced products and services and basic video rate increases, with the remaining $3.7 million related to the Asset Transfer. Excluding the effect of the Transfer Agreement, during the six months ended June 30, 2009, we lost 5.700 basic subscribers, as compared to a loss of 5,000 basic subscribers in the prior year period, and we gained 12,000 digital customers, as compared to an increase of 18,000 in the prior year period.
HSD revenues grew $11.9 million, or 13.9%, of which $10.7 million was primarily due to a 9.5% increase in HSD customers and, to a lesser extent, growth higher unit pricing, with the remaining $1.2 million related to the Asset Transfer. During the six months ended June 30, 2009, we gained 16,000 HSD customers, excluding the effect of the Transfer Agreement, as compared to a gain of 20,000 in the prior year period.
Phone revenues grew $6.3 million, or 26.8%, of which $5.9 million was mainly due to a 17.2% increase in phone customers and, to a lesser extent, higher unit pricing, with the remaining $0.4 million related to the Asset Transfer. During the six months ended June 30, 2009, we gained 9,600 phone customers, excluding the effect of the Transfer Agreement, as compared to a gain of 8,000 in the prior year period.
Advertising revenues decreased $1.5 million, or 7.2%, largely as a result of decreases in local and, to a lesser extent, national advertising, particularly in the automotive segment.
Costs and Expenses
Service costs increased $15.0 million, or 9.7%, primarily due to higher programming expenses and, to a much lesser extent, $2.5 million of service costs related to the Asset Transfer and phone service costs, offset in part by lower field operating expenses. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 11.1%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and the recent launch of new sports programming. Phone service costs grew 9.0%, principally due to the growth in phone customers. Field operating expenses decreased 5.5%, mainly due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 40.8% and 40.2% for the six months ended June 30, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased $0.6 million, or 0.7%, largely as a result of lower advertising expenses, mostly offset by $0.7 million of selling, general and administrative expenses related to the Asset Transfer and higher taxes and fees. The following analysis of selling, general and administrative expense components excludes the effects of the Asset Transfer. Advertising expenses fell 5.2%, mainly due to lower commissions directly related to reduced sales activity. Taxes and fees increased 2.4%, primarily due to higher franchise fees and, to a lesser extent, property taxes, in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 19.4% and 21.1% for the six months ended June 30, 2009 and 2008, respectively.
Management fee expense increased $0.4 million or 5.4%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the six months ended June 30, 2009 and 2008.

Depreciation and amortization decreased $2.7 million, or 4.5%, which includes a $0.4 million offset related to the Asset Transfer. The $3.1 million decrease before the effect of the Asset Transfer was primarily due to an increase in the useful lives of certain fixed assets, offset in part by greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased $15.9 million, or 11.1%, largely as a result of increases in video, HSD and, to a lesser extent, phone revenues and $2.0 million of Adjusted OIBDA related to the Asset Transfer, offset in part by higher service costs.
Operating Income
Operating income increased $18.3 million, or 22.1%, mainly due to the increase in Adjusted OIBDA and, to a much lesser extent, lower depreciation and amortization and $1.7 million of operating income related to the Asset Transfer.
Interest Expense, Net
Interest expense, net, decreased 2.7%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness as a result of our $74 million contribution to MCC under the Transfer Agreement.
Gain (Loss) on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $13.2 million and a net loss on derivatives of $0.8 million, based upon information provided by our counterparties, for the six months ended June 30, 2009 and 2008, respectively.
Other Expense, Net
Other expense, net was $2.8 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, other expense, net, included $1.5 million of deferred financing costs, $1.0 million for revolving credit facility commitment fees and $0.2 million of other fees. During the six months ended June 30, 2008, other expense, net, included $0.9 million of revolving credit facility commitment fees and $0.8 million of deferred financing costs.
Net Income
As a result of the factors described above, we recognized net income of $56.3 million, of which $1.7 million was related to the Asset Transfer, for the six months ended June 30, 2009, compared to a net income of $23.7 million for the prior year period.
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
As of June 30, 2009, our total debt was $1.856 billion. Of this amount, $76.8 million matures during the twelve months ending June 30, 2010. As of the same date, about 75% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2009, we paid cash interest of $55.4 million, net of capitalized interest.

Recent Developments in the Credit Markets
We have assessed, and will continue to assess, the impact, if any, of the recent distress and volatility in the capital and credit markets on our financial position. Further disruptions in such markets could cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments or subjecting us to greater credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. Although we may be exposed to future consequences in the event of such counterparties’ non-performance, we do not expect any such outcomes to be material.
We believe that we have sufficient liquidity to meet our requirements over the next two years, which include debt maturities of $47.0 million during the remainder of 2009 and $35.5 million of debt maturities in 2010. In addition to our cash flows from operating activities, we also have available to us $14.1 million of cash on hand and $309.5 million of unused revolving credit commitments as of June 30, 2009.
Operating Activities
Net cash flows provided by operating activities were $88.6 million for the six months ended June 30, 2009, primarily due to Adjusted OIBDA of $158.6 million, offset in part by interest expense of $55.0 million and, to a lesser extent, the $14.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable — affiliates, of $9.4 million and, to a lesser extent, an increase in prepaid expenses and other assets of $4.0 million and an increase in accounts receivable, net, of $2.6 million.
Net cash flows provided by operating activities were $68.5 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $142.7 million, offset in part by interest expense of $56.6 million and the $17.5 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was mainly due to an increase in accounts receivable — affiliates of $16.7 million and, to a lesser extent, a decrease in accounts payable, accrued expenses and other current liabilities of $4.3 million, offset in part by a decrease in accounts receivable, net, of $2.6 million and an increase in deferred revenue of $1.0 million.
Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $55.7 million for the six months ended June 30, 2009, as compared to $70.0 million for the prior year period. The $14.3 million decrease in capital expenditures was primarily due to higher spending in the prior year period on customer premise equipment, service area expansion and scalable infrastructure for digital transition deployment and HSD requirements. This decrease was partly offset by the development and implementation of customer provisioning software for HSD and phone customers.
Financing Activities
Net cash flows used in financing activities were $34.4 million for the six months ended June 30, 2009, mainly due to our capital contribution to MCC of $82.2 million and a dividend payment on preferred members’ interest of $9.0 million, offset in part by net bank borrowings of $60.0 million under our revolving credit facility. In February 2009, we made an $82.2 million capital contribution to MCC under the Transfer Agreement, comprising an $8.2 million payment related to the Asset Transfer and a $74.0 million capital contribution, which MCC ultimately used to partially fund its cash obligation under the Exchange Agreement.
Net cash flows provided by financing activities were $19.3 million for the six months ended June 30, 2009, primarily due to net bank borrowings of $65.0 million, which largely funded dividend payments to MCC of $22.4 million for repurchases of its Class A common stock, financing costs of $11.4 million and dividend payments on preferred member’s interest of $9.0 million.
Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of June 30, 2009 and 2008 were 5.8% and 6.0%, respectively, including the effect of the interest rate exchange agreements discussed below.

As of June 30, 2009, we had unused revolving credit commitments of $309.5 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $52.9 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $256.6 million of our unused revolving credit commitments expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0.
As of June 30, 2009, approximately $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements.
Senior Notes
We have issued senior notes totaling $500 million as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $900 million was fixed at a weighted average rate of 4.7%. As of the same date, about 75% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $500 million, $100 million, $100 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.
We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a rate of 3.3% on $100 million of floating rate debt, which will commence during the balance of 2009, and 2.9% on $100 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.0% on $300 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $1.7 million, an accumulated current liability of $26.3 million and an accumulated long-term liability of $9.6 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $26.7 million and an accumulated long-term liability of $20.7 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $14.3 million and $14.4 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $13.2 million and net loss on derivatives of $0.8 million for the six months ended June 30, 2009 and 2008, respectively.
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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
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
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of June 30, 2009.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2009.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
August 7, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
August 7, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation