Form 10-Q
period 2009-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2009-11-09
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual properties;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;
•
instability in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC.

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
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$15,147	$15,502
Accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,688	46,835	46,671
Accounts receivable — affiliates	155,006	141,161
Prepaid expenses and other current assets	11,442	8,257

Total current assets	228,430	211,591

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $809,190 and $705,983	737,556	749,066
Franchise rights	1,176,908	1,247,435
Goodwill	182,924	204,005
Subscriber lists, net of accumulated amortization of $34,678 and $25,788	5,068	7,233

Total investment in cable television systems	2,102,456	2,207,739

Other assets, net of accumulated amortization of $10,200 and $7,481	21,264	24,783

Total assets	$2,352,150	$2,444,113

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$157,484	$147,371
Deferred revenue	31,787	30,427
Current portion of long-term debt	56,125	94,000

Total current liabilities	245,396	271,798
Long-term debt, less current portion	1,781,875	1,702,000
Other non-current liabilities	14,266	23,852

Total liabilities	2,041,537	1,997,650

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	444,233	634,910
Accumulated deficit	(283,620)	(338,447)

Total members’ equity	160,613	296,463

Total liabilities, preferred member’s interest and members’ equity	$2,352,150	$2,444,113

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$205,581	$196,904	$622,369	$583,270

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	85,731	81,118	255,918	236,320
Selling, general and administrative expenses	41,847	43,510	122,600	124,865
Management fee expense	3,942	3,737	11,794	11,189
Depreciation and amortization	29,214	26,399	86,198	86,058

Operating income	44,847	42,140	145,859	124,838

Interest expense, net	(29,679)	(29,676)	(84,726)	(86,240)
(Loss) gain on derivatives, net	(1,936)	3,155	11,251	2,387
Other expense, net	(1,234)	(1,762)	(4,057)	(3,462)

Net income	$11,998	$13,857	$68,327	$37,523

Dividend to preferred member	4,500	4,500	13,500	13,500

Net income applicable to member	$7,498	$9,357	$54,827	$24,023

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September, 30
	2009	2008
OPERATING ACTIVITIES:
Net income	$68,327	$37,523
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86,198	86,058
Gain on derivatives, net	(11,251)	(2,387)
Amortization of deferred financing costs	2,719	2,120
Share-based compensation	905	594
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(164)	640
Accounts receivable — affiliates	(13,845)	(21,577)
Prepaid expenses and other assets	(3,092)	(2,449)
Accounts payable, accrued expenses and other current liabilities	10,600	2,888
Deferred revenue	1,360	1,363
Other non-current liabilities	(254)	67

Net cash flows provided by operating activities	$141,503	$104,840

INVESTING ACTIVITIES:
Capital expenditures	$(87,716)	$(107,835)

Net cash flows used in investing activities	$(87,716)	$(107,835)

FINANCING ACTIVITIES:
New borrowings of bank debt	$343,500	$538,000
Repayment of bank debt	(301,500)	(475,158)
Capital distributions to parent (Notes 2, 9)	(153,854)	(64,000)
Capital contributions from parent	70,000	60,000
Dividend payment on preferred member’s interest	(13,500)	(13,500)
Dividend payment to parent	—	(22,389)
Financing costs	—	(10,887)
Other financing activites — book overdrafts	1,212	(758)

Net cash flows (used in) provided by financing activities	$(54,142)	$11,308

Net (decrease) increase in cash	(355)	8,313

CASH, beginning of period	15,502	9,076

CASH, end of period	$15,147	$17,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$75,028	$74,905

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party (Note 9)	$108,643	$—

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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Statement 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for interim or annual periods ending after September 30, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.
Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
GAAP is not intended to be changed as a result of FASB’s Codification project. However, it will change the way in which accounting guidance is organized and presented. As a result, we will change the way we reference GAAP in our financial statements. We have begun the process of implementing the Codification by providing references to the Codification topics alongside references to the previously existing accounting standards.
Other Pronouncements
In September 2006, FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of the relevant guidance in ASC 820 which did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10-65-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of ASC 820-10-65-4 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $36.1 million using Level 2 inputs, as follows:

	Fair Value as of September 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$125	$—	$125

Liabilities
Interest rate exchange agreements	$—	$36,251	$—	$36,251

Interest rate exchange agreements — liabilities, net	$—	$36,126	$—	$36,126

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $47.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$47,376	$—	$47,376

Interest rate exchange agreements — liabilities, net	$—	$47,376	$—	$47,376

In February 2007, the FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”). ASC 820 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the relevant guidance in ASC 820 as of January 1, 2008. We did not elect the fair value option of ASC 820.

In December 2007, the FASB issued ASC 805 — Business Combinations (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”) which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC 805, all transaction costs are expensed as incurred. The guidance in ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In March 2008, the FASB issued ASC 815 — Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of ASC 815 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued ASC 855 — Subsequent Events (“ASC 855”) (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of ASC 855 as of September 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 13 for the disclosures required by ASC 855.
In April 2009, the FASB staff issued ASC 825-10-65 — Financial Instruments (“ASC 825-10-65”) (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65 requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of ASC 825-10-65 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 6 for more information.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$1,458,203	$1,367,623
Vehicles	36,520	37,755
Buildings and leasehold improvements	26,830	25,692
Furniture, fixtures and office equipment	20,214	18,989
Land and land improvements	4,979	4,990

	$1,546,746	$1,455,049
Accumulated depreciation	(809,190)	(705,983)

Property, plant and equipment, net	$737,556	$749,066

Change in Estimate — Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across all of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $3.2 million and $9.6 million for the three and nine months ended September 30, 2009, respectively.
These changes resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $3.2 million for the three and nine months ended September 30, 2008.
4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Accrued interest	$26,631	$16,887
Liability under interest rate exchange agreements	24,896	26,689
Accrued programming costs	22,174	20,673
Accrued payroll and benefits	16,785	14,083
Intercompany accounts payable and other accrued expenses	14,057	23,257
Accrued taxes and fees	12,811	17,914
Book overdrafts (1)	9,689	8,387
Accrued property, plant and equipment	8,833	5,395
Advance subscriber payments	8,654	5,954
Accounts payable	5,339	—
Accrued service costs	4,811	5,896
Accrued telecommunications costs	2,804	2,236

Accounts payable, accrued expenses and other current liabilities	$157,484	$147,371

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Bank credit facilities	$1,338,000	$1,296,000
8 1/2% senior notes due 2015	500,000	500,000

	$1,838,000	$1,796,000
Less: current portion	56,125	94,000

Total long-term debt	$1,781,875	$1,702,000

Bank Credit Facility
The average interest rates on outstanding debt under our bank credit facility (the “credit facility”) as of September 30, 2009 and 2008 were 5.0% and 6.3%, respectively, including the effect of the interest rate exchange agreements discussed below. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreement, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 4.3 to 1.0.
As of September 30, 2009, we had unused revolving credit commitments of $287.3 million under our credit facility, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $36.2 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $251.1 million of our unused revolving credit commitments expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity. As of September 30, 2009, approximately $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of our credit facility’s revolving credit commitments by such amount.
Senior Notes
As of September 30, 2009, we had $500.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Significant covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2009 and 2008.
As of September 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $600 million was fixed at a weighted average rate of 4.5%. As of the same date, about 60% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $200 million, $100 million, $100 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.
We have also entered into forward-starting interest rate swaps that will fix rates for (i) a two-year period at a rate of 3.3% on $100 million of floating rate debt, which will commence in December 2009, and 2.9% on $100 million of floating rate debt, which will commence in December 2010 and (ii) a three-year period at a weighted average rate of 3.1% on $300 million of floating rate debt, which will commence in December 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $0.1 million, an accumulated current liability of $24.9 million and an accumulated long-term liability of $11.3 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $26.7 million and an accumulated long-term liability of $20.7 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $1.9 million and a net gain on derivatives of $3.2 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain on derivatives of $11.3 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of September 30, 2009, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

8 1/2 % senior notes due 2015	$512,500

Bank credit facilities	$1,280,709

6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of September 30, 2009. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended September 30, 2009 and 2008, we paid $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2009 and 2008, we paid $13.5 million in cash dividends on the preferred equity.
7. MEMBERS’ EQUITY
Share-based Compensation
Total share-based compensation expense, for the three and nine months ended September 30, 2009 and 2008, was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$39	$4
Employee stock purchase plan	71	55
Restricted stock units	206	184

Total share-based compensation expense	$316	$243

During the three months ended September 30, 2009, there were no restricted stock units or stock options granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended September 30, 2009, 1,000 restricted stock units were vested and no stock options were exercised.

	Nine Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$111	$54
Employee stock purchase plan	216	156
Restricted stock units	578	384

Total share-based compensation expense	$905	$594

During the nine months ended September 30, 2009, 170,000 restricted stock units and 57,000 stock options were granted to our employees under MCC’s compensation programs. The weighted average fair values associated with these grants were $4.73 per restricted stock unit and $3.95 per stock option. During the nine months ended September 30, 2009, approximately 77,000 restricted stock units were vested and no stock options were exercised.

Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 102,000 and 205,000 for the three and nine months ended September 30, 2009. Shares purchased by our employees under MCC’s plan amounted to approximately 95,000 and 188,000 for the three and nine months ended September 30, 2008. The net proceeds to us were approximately $0.4 million for each of the three months ended September 30, 2009 and 2008. The net proceeds to us were approximately $0.7 million for each of the nine months ended September 30, 2009 and 2008.
Capital contributions / distributions
Capital contributions from parent and capital distributions to parent which are included in the Consolidated Statement of Cash Flows are reported on a gross basis.
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
The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with ASC 805. Under this method of accounting: (i) the net assets we received have been recorded at Mediacom LLC’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom LLC and MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom LLC and MCC, we ceased recording those results of operations as of the transfer date. See Note 2.

We recognized an additional $5.3 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. This $1.7 million of cash flows was recorded under the caption capital distributions to parent on our consolidated statements of cash flows for the nine months ended September 30, 2009.
The financial statements for the periods prior to January 1, 2009 were not adjusted for the receipt of net assets because the net assets did not meet the definition of a business under generally accepted accounting principles in effect prior to the adoption of ASC 805.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, customer growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
11. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, November 6, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and nine months ended September 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s seventh largest cable television company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of September 30, 2009, we offered the triple-play bundle to approximately 97% of our estimated 1.51 million homes passed in seven states.
As of September 30, 2009, we served 702,000 basic subscribers, representing a penetration of 46.5% of our estimated homes passed; 369,000 digital video customers, or digital customers, representing a penetration of 52.6% of our basic subscribers; 420,000 HSD customers, representing a penetration of 27.8% of our estimated homes passed; and 146,000 phone customers, representing a penetration of 10.0% of our estimated marketable phone homes. We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2009, we served 1.64 million RGUs.
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and in recent months we have faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customers and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The current economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of poor economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2009 than in prior years. In addition, we expect that advertising revenues will show further declines in 2009 as compared to 2008, as we anticipate lower political advertising revenues and continued weakness in advertising revenues from national, regional and local markets. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
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
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising placed on our video services.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Cable network related costs also fluctuate with the level of investment we make, including the use of our own personnel, in the cable network. We anticipate that our service costs will continue to grow and should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration. These costs typically rise because of customer growth and inflationary cost increases for employees and other expenses, and we expect such costs should remain fairly consistent as a percentage of revenues.
Corporate expenses reflect compensation of corporate employees and other corporate overhead.

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

Actual Results of Operations
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$205,581	$196,904	$8,677	4.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	85,731	81,118	4,613	5.7%
Selling, general and administrative expenses	41,847	43,510	(1,663)	(3.8%)
Management fee expense	3,942	3,737	205	5.5%
Depreciation and amortization	29,214	26,399	2,815	10.7%

Operating income	44,847	42,140	2,707	6.4%

Interest expense, net	(29,679)	(29,676)	(3)	NM
(Loss) gain on derivatives, net	(1,936)	3,155	(5,091)	NM
Other expense, net	(1,234)	(1,762)	528	(30.0%)

Net income	$11,998	$13,857	$(1,859)	(13.4%)

Adjusted OIBDA	$74,377	$68,782	$5,595	8.1%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$74,377	$68,782	$5,595	8.1%
Non-cash, share-based compensation	(316)	(243)	(73)	30.0%
Depreciation and amortization	(29,214)	(26,399)	(2,815)	10.7%

Operating income	$44,847	$42,140	$2,707	6.4%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$131,065	$127,303	$3,762	3.0%
HSD	49,028	44,956	4,072	9.1%
Phone	15,251	12,906	2,345	18.2%
Advertising	10,237	11,739	(1,502)	(12.8%)

Total revenues	$205,581	$196,904	$8,677	4.4%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	702,000	718,000	(16,000)	(2.2%)
Digital customers	369,000	349,000	20,000	5.7%
HSD customers	420,000	394,000	26,000	6.6%
Phone customers	146,000	130,000	16,000	12.3%

RGUs(1)	1,637,000	1,591,000	46,000	2.9%

Average total monthly revenue per basic subscriber (2)	$96.72	$91.60	$5.12	5.6%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 4.4%, largely attributable to growth in our HSD, digital and, to a lesser extent, phone customers, offset in part by lower advertising revenues. RGUs grew 2.9% due to HSD, digital and phone customer growth, offset in part by lower basic subscribers. Average total monthly revenue per basic subscriber increased 5.6%, primarily as a result of higher penetration levels of our advanced products and services.
Video revenues grew 3.0%, primarily due to customer growth in digital and other advanced video services, offset in part by a 2.2% decrease in basic subscribers. The decline in basic subscribers was primarily due to increased DBS competition and poor economic conditions. During the three months ended September 30, 2009, we lost 13,000 basic subscribers and gained 3,000 digital customers, compared to a gain of 3,000 basic subscribers and a gain of 14,000 digital customers in the prior year period. As of September 30, 2009, 38.1% of our digital customers were taking our DVR and/or HDTV services, as compared to 33.2% as of the same date last year.
HSD revenues rose 9.1%, principally due to a 6.6% increase in HSD customers and, to a lesser extent, higher unit pricing. During the three months ended September 30, 2009, we gained 5,000 HSD customers, as compared to a gain of 15,000 in the prior year period.
Phone revenues grew 18.2%, mainly due to a 12.3% increase in phone customers and, to a lesser extent, higher unit pricing. During the three months ended September 30, 2009, we gained 3,000 phone customers, as compared to a gain of 8,000 in the prior year period.
Advertising revenues decreased 12.8%, principally due to declines in automotive and political advertising from national and, to a lesser extent, local customers.
Costs and Expenses
Service costs rose 5.7%, primarily due to higher programming expenses and, to a much lesser extent, HSD and phone service delivery costs offset in part by lower field operating costs. Programming expenses increased 9.4%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and new sports programming. HSD and phone service delivery costs were 14.6% and 8.8% higher, respectively, principally due to unit growth. Field operating costs fell 6.1%, primarily due to a decrease in vehicle fuel costs. Service costs as a percentage of revenues were 41.7% and 41.2% for the three months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses fell 3.8%, largely as a result of lower employee, marketing and, to a lesser extent, office expenses, offset in part by higher billing expenses and greater taxes and fees. Customer service employee costs fell 11.8%, principally due to improved productivity in our call centers. Marketing costs were 8.8% lower, mainly due to lower television marketing, offset in part by increased direct mail campaigns. Office expenses dropped 12.0%, primarily due to reduced rent expense and lower telecommunications costs as a result of more efficient call routing and internal network use. Billing expenses grew 9.9%, principally due to higher processing fees. Taxes and fees increased 3.5%, primarily due to higher property taxes and franchise fees. Selling, general and administrative expenses as a percentage of revenues were 20.4% and 22.1% for the three months ended September 30, 2009 and 2008, respectively.
Management fee expense increased 5.5%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the three months ended September 30, 2009 and 2008.

Depreciation and amortization increased 10.7%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA grew 8.1%, mainly due to growth in HSD, video and, to a lesser extent, phone revenues, offset in part by higher service costs and, to a lesser extent, lower advertising revenues.
Operating Income
Operating income was 6.4% higher, principally due to the increase in Adjusted OIBDA, offset in part by greater depreciation and amortization.
Interest Expense, Net
Interest expense, net, was essentially flat, as lower market interest rates on variable rate debt were offset by higher average indebtedness. As of September 30, 2009, our total debt was $1.838 billion, with a weighted average cost of debt of 5.9%, as compared to $1.773 million with a weighted average cost of debt of 6.9% as of the same date last year.
(Loss) Gain on Derivatives, Net
As of September 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.1 billion, of which $500 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives of $1.9 million and a net gain on derivatives of $3.2 million, based upon information provided by our counterparties, for the three months ended September 30, 2009 and 2008, respectively.
Other Expense, Net
Other expense, net, was $1.2 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, other expense, net, consisted of $0.7 million of deferred financing costs and $0.5 million of commitment fees. During the three months ended September 30, 2008, other expense, net, consisted of $0.4 million of deferred financing costs, $0.7 million of commitment fees and $0.7 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $12.0 million for the three months ended September 30, 2009, compared to net income of $13.9 million for the prior year period.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$622,369	$583,270	$39,099	6.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	255,918	236,320	19,598	8.3%
Selling, general and administrative expenses	122,600	124,865	(2,265)	(1.8%)
Management fee expense	11,794	11,189	605	5.4%
Depreciation and amortization	86,198	86,058	140	0.2%

Operating income	145,859	124,838	21,021	16.8%

Interest expense, net	(84,726)	(86,240)	1,514	(1.8%)
Gain on derivatives, net	11,251	2,387	8,864	NM
Other expense, net	(4,057)	(3,462)	(595)	17.2%

Net income	$68,327	$37,523	$30,804	82.1%

Adjusted OIBDA	$232,962	$211,490	$21,472	10.2%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$232,962	$211,490	$21,472	10.2%
Non-cash, share-based compensation	(905)	(594)	(311)	52.4%
Depreciation and amortization	(86,198)	(86,058)	(140)	0.2%

Operating income	$145,859	$124,838	$21,021	16.8%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$400,399	$382,913	$17,486	4.6%
HSD	146,952	130,938	16,014	12.2%
Phone	45,004	36,374	8,630	23.7%
Advertising	30,014	33,045	(3,031)	(9.2%)

Total revenues	$622,369	$583,270	$39,099	6.7%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	702,000	718,000	(16,000)	(2.2%)
Digital customers	369,000	349,000	20,000	5.7%
HSD customers	420,000	394,000	26,000	6.6%
Phone customers	146,000	130,000	16,000	12.3%

RGUs	1,637,000	1,591,000	46,000	2.9%

Average total monthly revenue per basic subscriber	$97.47	$90.14	$7.33	8.1%
Revenues rose $39.1 million, or 6.7%, of which $33.8 million was largely attributable to growth in our digital, HSD and, to a lesser extent, phone customers, offset in part by lower advertising revenues. The remaining increase of $5.3 million was related to the accounting treatment of the Asset Transfer, as described in Note 9 in our Notes to Consolidated Financial Statements. Average total monthly revenue per basic subscriber increased $7.33, or 8.1%, compared to the prior year period, primarily as a result of higher penetration levels of our advanced products and services. About $1.24 of the increase in average total monthly revenue per basic subscriber was related to the Asset Transfer.
Video revenues grew $17.5 million, or 4.6%, of which $13.8 million was primarily due to customer growth in digital and other advanced video services and, to a lesser extent, basic video rate increases, with the remaining $3.7 million related to the Asset Transfer. Excluding the effect of the Transfer Agreement, during the nine months ended September 30, 2009, we lost 18,700 basic subscribers and gained 15,000 digital customers, as compared to a loss of 2,000 basic subscribers and a gain of 31,900 digital customers in the prior year period.
HSD revenues grew $16.0 million, or 12.2%, of which $14.8 million was primarily due to a 6.6% increase in HSD customers and, to a lesser extent, growth higher unit pricing, with the remaining $1.2 million related to the Asset Transfer. During the nine months ended September 30, 2009, we gained 21,000 HSD customers, excluding the effect of the Transfer Agreement, as compared to a gain of 35,200 in the prior year period.
Phone revenues grew $8.6 million, or 23.7%, of which $8.2 million was mainly due to a 12.3% increase in phone customers and, to a lesser extent, higher unit pricing, with the remaining $0.4 million related to the Asset Transfer. During the nine months ended September 30, 2009, we gained 12,600 phone customers, excluding the effect of the Transfer Agreement, as compared to a gain of 24,900 in the prior year period.
Advertising revenues decreased $3.0 million, or 9.2%, largely due to poor results in automotive advertising in local, and to a lesser extent, national markets.

Costs and Expenses
Service costs increased $19.6 million, or 8.3%, primarily due to higher programming expenses and, to a much lesser extent, $2.5 million of service costs related to the Asset Transfer and increased HSD and phone service delivery costs, offset in part by lower field operating expenses. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 10.5%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and the recent launch of new sports programming. Phone and HSD service costs rose 8.9% and 10.0%, respectively, principally as a result of unit growth. Field operating expenses decreased 5.7%, mainly due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 41.1% and 40.5% for the nine months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses fell $2.3 million, or 1.8%, largely as a result of lower customer service employee costs and lower marketing and advertising expenses, offset in part by $0.7 million of selling, general and administrative expenses related to the Asset Transfer and higher taxes and fees. The following analysis of selling, general and administrative expense components excludes the effects of the Asset Transfer. Customer service employee costs were 5.7% lower, mainly due to improved productivity in our call centers. Marketing costs decreased 3.7%, mainly due to lower television marketing, offset in part by increased direct mail campaigns. Advertising expenses fell 4.5%, largely as a result of lower employee costs directly related to sales activity. Taxes and fees increased 2.8%, primarily due to higher franchise fees and property taxes. Selling, general and administrative expenses as a percentage of revenues were 19.7% and 21.4% for the nine months ended September 30, 2009 and 2008, respectively.
Management fee expense increased $0.6 million or 5.4%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% for each of the nine months ended September 30, 2009 and 2008.
Depreciation and amortization was essentially flat, due to greater deployment of shorter-lived customer premise equipment and, to a lesser extent, $0.4 million related to the Asset Transfer, mostly offset by an increase in the useful lives of certain fixed assets.
Adjusted OIBDA
Adjusted OIBDA increased $21.5 million, or 10.2%, largely as a result of increases in video, HSD and, to a lesser extent, phone revenues and $2.0 million of Adjusted OIBDA related to the Asset Transfer, offset in part by higher service costs and, to a lesser extent, lower advertising revenues.
Operating Income
Operating income grew $21.0 million, or 16.8%, mainly due to the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 1.8%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $11.3 million and of $2.4 million, based upon information provided by our counterparties, for the nine months ended September 30, 2009 and 2008, respectively.
Other Expense, Net
Other expense, net, was $4.1 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, other expense, net, consisted of $2.3 million of deferred financing costs, $1.5 million of commitment fees and $0.3 million of other fees. During the nine months ended September 30, 2008, other expense, net, consisted of $1.2 million of deferred financing costs, $1.6 million of commitment fees and $0.7 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $68.3 million, of which $1.7 million was related to the Asset Transfer, for the nine months ended September 30, 2009, compared to a net income of $37.5 million for the prior year period.

Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, scheduled repayments of our external financing, contributions to MCC and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including debt maturities of $59.0 million during the remainder of 2009 and 2010. As of September 30, 2009, our sources of cash include $15.1 million of cash and cash equivalents on hand and unused and available revolving credit commitments of $287.3 million under our $466.5 million revolving credit facility.
In the longer term, specifically 2015 and beyond, we do not expect to generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to do so in the future as necessary.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $141.5 million for the nine months ended September 30, 2009, primarily due to Adjusted OIBDA of $233.0 million, offset in part by interest expense of $84.7 million and, to a much lesser extent, the $5.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was largely as a result of an increase in accounts receivable from affiliates of $13.8 million and, to a lesser extent, an increase in prepaid and other assets of $3.1 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $10.6 million and, to a lesser extent, an increase in deferred revenue of $1.4 million.
Net cash flows provided by operating activities were $104.8 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $211.5 million, offset in part by interest expense of $86.2 million and the $19.1 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to an increase in accounts receivable from affiliates of $21.6 million, an increase in prepaid expenses and other assets of $2.4 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $2.9 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities, as they facilitate the introduction of new products and services and accommodate customer growth and retention. Net cash flows used in investing activities were $87.7 million for the nine months ended September 30, 2009, as compared to $107.8 million for the prior year period. The $20.1 million decrease in capital expenditures was primarily due to higher spending in the prior year period on customer premise equipment and, to a lesser extent, scalable infrastructure for digital transition deployment and HSD requirements and service area expansion. This decrease was partly offset by greater capital spending in the current year for non-recurring investments in our HSD and phone delivery systems.
Net Cash Flows Used in (Provided by) Financing Activities
Net cash flows used in financing activities were $54.1 million for the nine months ended September 30, 2009, principally due to capital distributions to parent, or MCC, of $153.8 million and, to a much lesser extent, dividend payments on preferred members’ interest of $13.5 million, offset in part by capital contributions from parent of $70.0 million and net borrowings of $42.0 million under our bank credit facility. The $153.8 million of capital distributions includes an $82.2 million capital contribution to MCC under the Transfer Agreement. See Note 9 to Consolidated Financial Statements.
Net cash flows provided by financing activities were $11.3 million for the nine months ended September 30, 2008, principally due to net bank borrowings of $62.8 million under our bank credit facility which funded dividend payments to MCC of $22.4 million for repurchases of its Class A common stock, a dividend payment on preferred members’ interest of $13.5 million and financing costs of $10.9 million.

Capital Structure
As of September 30, 2009, our outstanding total indebtedness was $1.838 billion, of which approximately 60% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2009, we paid cash interest of $75.0 million, net of capitalized interest.
Our operating subsidiaries have a $1.635 billion bank credit facility (the “credit facility”), of which $1.338 billion was outstanding as of September 30, 2009. Continued access to our credit facility is subject to our remaining in compliance with the covenants of such credit facility, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 4.3 to 1.0.
As of September 30, 2009, we had revolving credit commitments of $466.5 million under the credit facility, of which $287.3 million was unused and available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of September 30, 2009, $9.5 million of letters of credit were issued under our credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, thus restricting the unused portion of our revolving credit commitments by such amount. Our unused revolving commitments expire in the amounts of $36.2 million and $251.1 million on March 31, 2010, and December 31, 2012, respectively.
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2009, we had interest rate swaps with various banks pursuant to which the interest rate on $600 million of floating rate debt was fixed at a weighted average rate of 4.5%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of September 30, 2009 and 2008 were 5.0% and 6.3%, respectively,
As of September 30, 2009, we had $500.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facility, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
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

Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, unit growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
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
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2009.

There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2009.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, other than as set forth below:
MCC’s ability to use net operating loss carry forwards (“NOLs”) to reduce future taxable income and thus reduce its federal income tax liability may be limited if there is a change in its ownership or if its taxable income does not reach sufficient levels.
As of December 31, 2008, MCC, our parent company, has approximately $2.3 billion of U.S. federal NOLs available to reduce taxable income in future years. If MCC experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury Regulations, its ability to use its NOLs could be substantially limited. Generally, an “ownership change” occurs when one or more stockholders, each of whom owns directly or indirectly 5% or more of the value of its stock (or is otherwise treated as a 5% stockholder under Section 382 and the related Treasury Regulations) increase their aggregate percentage ownership of its stock by more than 50 percentage points over the lowest percentage of its stock owned by such stockholders at any time during the preceding three-year testing period. The determination of whether an ownership change occurs is complex, generally not within MCC’s control, and to some extent dependent on information that is not publicly available. Consequently, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset by pre-ownership change NOLs. MCC’s use of NOLs arising after the date of an ownership change would not be affected. Any unused annual limitation may be carried over to later years, thereby increasing the annual limitation in the subsequent taxable year. In addition, MCC’s ability to use its NOLs will be dependent on its ability to generate taxable income. Depending on the possible resulting limitations imposed by Section 382, or the timing of MCC’s ability to generate sufficient taxable income, a significant portion of its federal NOLs could expire before MCC would be able to use them. MCC’s inability to utilize its federal NOLs may potentially accelerate cash tax payments by us to MCC and thus adversely affect our results of operations and financial condition.

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

MEDIACOM BROADBAND LLC
November 6, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 6, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation