Form 10-Q
period 2010-03-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2010-05-10
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
Commission File Numbers: 333-72440
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

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
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$8,625	$11,676
Accounts receivable, net of allowance for doubtful accounts of $872 and $1,253	47,079	48,931
Accounts receivable — affiliates	116,912	131,213
Prepaid expenses and other current assets	10,507	6,914

Total current assets	183,123	198,734
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $864,879 and $836,853	748,363	746,067
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $35,724 and $35,201 respectively	4,022	4,545
Other assets, net of accumulated amortization of $11,870 and $7,481	18,937	21,636

Total assets	2,327,298	2,343,835

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$154,796	$147,015
Deferred revenue	31,643	31,668
Current portion of long-term debt	11,500	35,500

Total current liabilities	197,939	214,183
Long-term debt, less current portion	1,828,500	1,819,500
Other non-current liabilities	15,132	12,224

Total liabilities	2,041,571	2,045,907

Commitments and contingencies (Note 9)

PREFERRED MEMBER’S INTEREST (Note 7)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	384,675	409,675
Accumulated deficit	(248,948)	(261,747)

Total members’ equity	135,727	147,928

Total liabilities, preferred member’s interest and members’ equity	$2,327,298	$2,343,835

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$208,778	$209,480

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	86,360	85,718
Selling, general and administrative expenses	39,959	40,308
Management fee expense	3,876	3,896
Depreciation and amortization	30,870	28,498

Operating income	47,713	51,060

Interest expense, net	(27,835)	(26,948)
Loss on derivatives, net	(5,247)	(1,152)
Other expense, net	(484)	(1,506)

Net income	14,147	21,454

Dividend to preferred member	4,500	4,500

Net income applicable to member	$9,647	$16,954

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$14,147	$21,454
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	30,870	28,498
Loss on derivatives, net	5,247	1,152
Amortization of deferred financing costs	830	952
Share-based compensation	318	280
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,852	2,573
Accounts receivable — affiliates	14,301	(9,639)
Prepaid expenses and other assets	(4,173)	(3,878)
Accounts payable, accrued expenses and other current liabilities	9,541	13,435
Deferred revenue	(25)	440
Other non-current liabilities	(85)	(85)

Net cash flows provided by operating activities	$72,823	$55,182

INVESTING ACTIVITIES:
Capital expenditures	(32,250)	(27,600)

Net cash flows used in investing activities	$(32,250)	$(27,600)

FINANCING ACTIVITIES:
New borrowings	71,875	128,500
Repayment of debt	(86,875)	(67,500)
Capital distributions to parent	(25,000)	(83,854)
Dividend payment on preferred member’s interest	(4,500)	(4,500)
Other financing activities — book overdrafts	876	(1,044)

Net cash flows used in financing activities	$(43,624)	$(28,398)

Net decrease in cash	(3,051)	(816)

CASH, beginning of period	11,676	15,502

CASH, end of period	$8,625	$14,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$17,506	$16,861

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
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.2 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

3. FAIR VALUE
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of March 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $35.9 million using Level 2 inputs, as follows:

	Fair Value as of March 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$35,906	$—	$35,906

Interest rate exchange agreements — liabilities, net	$—	$35,906	$—	$35,906

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $30.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$1,738	$—	$1,738

Liabilities
Interest rate exchange agreements	$—	$32,397	$—	$32,397

Interest rate exchange agreements — liabilities, net	$—	$30,659	$—	$30,659

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$1,522,226	$1,491,709
Vehicles	38,038	38,636
Buildings and leasehold improvements	27,096	27,090
Furniture, fixtures and office equipment	20,866	20,474
Land and land improvements	5,016	5,011

	1,613,242	1,582,920
Accumulated depreciation	(864,879)	(836,853)

Property, plant and equipment, net	$748,363	$746,067

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Liabilities under interest rate exchange agreements	$23,253	$22,737
Accrued programming costs	21,356	18,860
Accrued taxes and fees	15,559	17,044
Accrued interest	26,787	16,457
Accrued payroll and benefits	16,418	15,252
Advance subscriber payments	9,568	9,688
Book overdrafts (1)	9,480	8,605
Accrued service costs	5,528	7,232
Accounts payable	2,696	6,998
Accrued property, plant and equipment	8,197	5,671
Accrued telecommunications costs	1,988	2,489
Intercompany accounts payable and other accrued expenses	13,966	15,982

Accounts payable, accrued expenses and other current liabilities	$154,796	$147,015

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Bank credit facilities	$1,340,000	$1,355,000
8 1/2% senior notes due 2015	500,000	500,000

	$1,840,000	$1,855,000
Less: current portion	11,500	35,500

Total long-term debt	$1,828,500	$1,819,500

Bank Credit Facility
As of March 31, 2010, our operating subsidiaries maintained a $1.548 billion credit facility (the “credit facility”), of which $1.340 billion was outstanding. The average interest rate on such outstanding debt, including the effect of the interest rate exchange agreements discussed below was 5.1%, as compared to 5.2% as of the same date last year.
As of March 31, 2010, we had revolving credit commitments of $430.3 million, of which $198.9 million was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of March 31, 2010, $9.3 million of letters of credit were issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which reduced the availability of the unused portion of the revolving credit commitments of the credit facility by such amount. Our revolving credit commitments expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity.
The credit agreement for the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facility required compliance with a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. Our ratio was 4.1 to 1.0 for the three months ended March 31, 2010. The credit facility is collateralized by all of our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.
See Note 12 for a discussion of the financing transaction completed on April 23, 2010.
Senior Notes
As of March 31, 2010, we had an aggregate of $500 million of senior notes outstanding. The indenture governing our senior notes also contain various covenants, though they are generally less restrictive than those found in the credit facility. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. Our ratio of total indebtedness to cash flow was 5.8 to 1.0 for the three months ended March 31, 2010. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2010 and 2009.
As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $800 million was fixed at a weighted average rate of 3.6%. As of the same date, about 71% of our total outstanding indebtedness was at fixed rates or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $100 million, $200 million and $500 million during the years ended December 31, 2010, 2011 and 2012, respectively.

We have also entered into forward-starting interest rate swaps that will fix rates for a two-year period at a weighted average rate of 2.9% on $100 million of floating rate debt, which will commence in December 2010, and a two and a half year period at a weighted average rate of 3.9% on $200 million of floating rate debt, which will commence in June 2012.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $23.3 million and an accumulated long-term liability of $12.7 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $1.7 million, an accumulated current liability of $22.7 million and an accumulated long-term liability of $9.7 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $5.2 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could results in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Fair Value
As of March 31, 2010, the fair values of our senior notes and credit facility are as follows (dollars in thousands):

8 1/2 % senior notes due 2015	$512,500

Bank credit facilities	$1,328,173

7. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of March 31, 2010. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended March 31, 2010 and 2009, we paid $4.5 million in cash dividends on the preferred equity.

8. MEMBERS’ EQUITY
Share-based Compensation
Total share-based compensation expense, for the three months ended March 31, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$40	$34
Employee stock purchase plan	69	80
Restricted stock units	209	166

Total share-based compensation expense	$318	$280

During the three months ended March 31, 2010, there were no restricted stock units or stock options that had been granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended March 31, 2010, 100,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by our employees under MCC’s plan amounted to approximately 80,000 and 103,000 for the three months ended March 31, 2010 and 2009, respectively. Shares purchased by our employees under MCC’s plan amounted to approximately $0.4 million for each of the three months ended March 31, 2010 and 2009.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “tied” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. MCC believes they have substantial defenses to the claims asserted in the complaint, and they intend to defend the action vigorously. If MCC were not successful in this litigation, Mediacom Broadband may have to distribute cash to MCC in order for MCC to pay any damages in regard to this litigation.
We, our parent company and other subsidiaries or affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
10. RELATED PARTY TRANSACTION
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
11. GOODWILL AND OTHER INTANGIBLE ASSETS
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. We conducted our annual impairment test as of October 1, 2009.

The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.
12. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, May 10, 2010.
On April 23, 2010, our operating subsidiaries entered into an incremental facility agreement that provides for a new term loan under the credit facility in the principal amount of $600.0 million (“Term Loan F”). On April 23, 2010, the full amount of Term Loan F was borrowed by our operating subsidiaries. The proceeds from Term Loan F were largely used to repay the outstanding balance of Term Loan E and the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments, as well as related fees and expenses. Following the borrowing of Term Loan F, there were two term loans outstanding under the credit facility (Term Loan D and Term Loan F).
Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at the option of our operating subsidiaries, the Eurodollar Rate or the Base Rate (each as defined in the related credit agreement, as amended), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans; provided that if the margin for any new incremental facility term loans borrowed within 18 months of April 23, 2010 exceeds the margin for borrowings under Term Loan F by more than 0.25%, the margin for borrowings under Term Loan F shall be increased to the extent necessary so that the margin for such new incremental facility term loans is equal to the margin for borrowings under Term Loan F plus 0.25%. For the first four years of Term Loan F, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan F matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount beginning on September 30, 2010. The obligations of our operating subsidiaries under Term Loan F are governed by the terms of the related credit agreement, as amended.
On April 23, 2010, the credit facility was amended to:
•	increase the permitted amount of incremental facilities by $250 million; and
•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 50% of any future reductions in the revolving credit commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). MCC is the nation’s seventh largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas.
As of March 31, 2010, we offered our bundle of video, HSD and phone services to approximately 97% of our estimated 1.52 million homes passed in seven states. As of the same date, we served approximately 688,000 basic subscribers, 390,000 digital video customers, 442,000 HSD customers and 159,000 phone customers, aggregating 1.68 million revenue generating units (“RGUs”).
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and we have recently faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well as with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The recent economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of continuing weak economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which have led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
Recent Developments
On April 23, 2010, we completed a new financing transaction (the “new financing”) that provided for a term loan in the aggregate principal amount of $600 million under our existing bank credit facility (the “credit facility”). The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financing” below and Note 12 in our Notes to Consolidated Financial Statements.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees as well as fees charged to large-sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues represent the sale of advertising placed on our video services.

If we continue to lose video customers as a result of greater competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may continue to stabilize in 2010, given the potential for an economic recovery and upcoming elections.
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
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline as increases in programming costs outpace growth, or further decreases, in video revenues.
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
Use of Non-GAAP Financial Measures
“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA has inherent limitations as discussed below.
Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA also has the limitation of not reflecting the effect of our non-cash, share-based compensation charges. We believe that excluding share-based compensation allows investors to better understand our performance without the effects of these obligations that are not expected to be settled in cash. Adjusted OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies, as well as different share-based compensation programs.

Adjusted OIBDA should not be regarded as an alternative to operating income or net income (loss) as indicators of operating performance, or to the statement of cash flows as measures of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
On February 11, 2009 (the “Transfer Date”), our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC. As part of the Transfer Agreement, we exchanged cable systems with Mediacom LLC (the “Asset Transfer”) whose results of operations were substantially similar. The net effects of the Transfer Agreement were the addition of 3,700 basic subscribers and the reduction of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. Such effects on discussions of subscriber and customer gains and losses are referred to as the “effect of the Transfer Agreement.”
In accordance with ASC 805, the cable systems we received from Mediacom LLC under the Transfer Agreement were recorded as a business under common control, and therefore we recorded the results of operations of such systems as if the transfer date was January 1, 2009. However, for the cable systems we transferred to Mediacom LLC, we recorded the results of operations, comprising $5.5 million of revenues of revenues and $1.7 million of net income, for the period of January 1, 2009 through the transfer date. Where the inclusion of such results of operations of these transferred cable systems in the prior year’s data may affect comparisons to 2010 results, the effect of such 2009 results are referred to as “related to the Asset Transfer.”
For more information, see Note 10 in our Notes to Consolidated Financial Statements.
The tables below set forth the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Revenues	$208,778	$209,480	$(702)	(0.3%)
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	86,360	85,718	642	0.7%
Selling, general and administrative expenses	39,959	40,308	(349)	(0.9%)
Management fee expense	3,876	3,896	(20)	(0.5%)
Depreciation and amortization	30,870	28,498	2,372	8.3%

Operating income	47,713	51,060	(3,347)	(6.6%)

Interest expense, net	(27,835)	(26,948)	(887)	3.3%
Loss on derivatives, net	(5,247)	(1,152)	(4,095)	NM
Other expense, net	(484)	(1,506)	1,022	(67.9%)

Net income	$14,147	$21,454	$(7,307)	(34.1%)

Adjusted OIBDA	$78,901	$79,838	$(937)	(1.2%)

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$78,901	$79,838	$(937)	(1.2%)
Non-cash, share-based compensation	(318)	(280)	(38)	13.6%
Depreciation and amortization	(30,870)	(28,498)	(2,372)	8.3%

Operating income	$47,713	$51,060	$(3,347)	(6.6%)

Revenues
The tables below set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Video	$130,060	$136,432	$(6,372)	(4.7%)
HSD	52,439	49,226	3,213	6.5%
Phone	15,959	14,678	1,281	8.7%
Advertising	10,320	9,144	1,176	12.9%

Total Revenues	$208,778	$209,480	$(702)	(0.3%)

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	688,000	724,000	(36,000)	(5.0%)
Digital customers	390,000	362,000	28,000	7.7%
HSD customers	442,000	413,000	29,000	7.0%
Phone customers	159,000	140,000	19,000	13.6%

RGUs(1)	1,679,000	1,639,000	40,000	2.4%

Average total monthly revenue per basic subscriber (2)	$101.01	$96.91	$4.10	4.2%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues declined $0.7 million, or 0.3%, largely as a result of an unfavorable comparison to the prior year period, in which we recognized $5.5 million of revenues related to the Asset Transfer, lower video revenues, offset in part by continued growth in HSD and to a lesser extent, phone and advertising revenues. Average total monthly revenue per basic subscriber grew 4.2% to $101.01.
Video revenues declined $6.4 million, or 4.7%, principally due to a lower number of basic subscribers and an unfavorable comparison to the prior year period, in which we recognized $3.6 million of video revenues related to the Asset Transfer, offset in part by continued growth in digital customers and customers taking our DVR and HDTV services and, to a lesser extent, video rate increases. During the three months ended March 31, 2010, we lost 2,000 basic subscribers and gained 12,000 digital customers; this compares to gains of 3,300 basic subscribers and 8,000 digital customers in the prior year period, excluding the effect of the Transfer Agreement. As of March 31, 2010, we served 688,000 basic subscribers, representing a penetration of 45.4% of our estimated homes passed and 390,000 digital customers, representing a penetration of 56.7% of our basic subscribers. As of March 31, 2010, 41.2% of our digital customers were taking our DVR and/or HDTV services, as compared to 36.2% as of the same date last year.

HSD revenues were $3.2 million, or 6.5% higher, primarily due to a 7.0% increase in HSD customers, offset in part by an unfavorable comparison to the prior year period, in which we recognized $1.5 million of HSD revenues related to the Asset Transfer. During the three months ended March 31, 2010, we gained 14,000 HSD customers, matching the HSD customer gains in the prior year period, excluding the impact of the Transfer Agreement. As of March 31, 2010, we served 442,000 HSD customers, representing a penetration of 29.2% of our estimated homes passed.
Phone revenues grew $1.3 million, or 8.7%, principally due to a 13.6% increase in phone customers. During the three months ended March 31, 2010, we gained 7,000 phone customers, as compared to a gain of 6,600 in the prior year period, excluding the impact of the Transfer Agreement. As of March 31, 2010, we served 159,000 phone customers, representing a penetration of 10.8% of our estimated marketable phone homes.
Advertising revenues increased $1.2 million, or 12.9%, as a result of increased local and, to a lesser extent, national advertising sales, in part due to a rebound in automotive advertising sales.
Costs and Expenses
Service costs were $0.6 million, or 0.7% higher, primarily due to higher programming expenses and field operating costs, offset by an unfavorable comparison to the prior year period, in which we recognized $2.5 million of service costs related to the Asset Transfer, as well as lower HSD delivery expenses. The following analysis of service cost components excluded the effects of the Asset Transfer. Programming expenses increased 4.2%, mostly due to higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by a lower number of video customers. Field operating costs grew 20.3%, largely as a result of higher vehicle fuel costs, a greater use of outside contractors and other operating expenses. HSD delivery expenses were 21.7% lower, principally due to the transition to an internally managed e-mail system. Service costs as a percentage of revenues were 41.4% and 40.9% for the three months ended March 31, 2010 and 2009, respectively.
Selling, general and administrative expenses decreased $0.3 million, or 0.9% largely as a result of an unfavorable comparison to the prior year period, in which we recognized $0.8 million of selling, general and administrative expenses related to the Asset Transfer, as well as lower taxes and fees and employee expenses, offset in part by higher marketing costs. The following analysis of selling, general and administrative expenses excluded the effects of the Asset Transfer. Taxes and fees were 4.3% lower, largely as a result of lower franchise fees and, to a lesser extent, property taxes in certain of our service areas. Employee costs fell 11.7%, principally due to a favorable insurance loss experience. Marketing costs rose 5.3%, principally due to a greater use of print advertising. Selling, general and administrative expenses as a percentage of revenues were 19.1% and 19.2% for the three months ended March 31, 2010 and 2009, respectively.
Management fee expense was virtually unchanged from the prior year, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the three months ended March 31, 2010 and 2009.
Depreciation and amortization increased $2.4 million, or 8.3%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA fell $0.9 million, or 1.2%, mainly due to lower video revenues and an unfavorable comparison to the prior year period, in which we recognized $2.2 million of Adjusted OIBDA related to the Asset Transfer, offset in part by growth in HSD and, to a lesser extent, phone and advertising revenues.
Operating Income
Operating income was $3.3 million, or 6.6% lower, primarily due to higher depreciation and amortization and, to a lesser extent, the decrease in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, grew $0.9 million, or 3.3%, primarily due to greater amortization of deferred financing costs.

Loss on Derivatives, Net
As of March 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a current asset of $0.1 million, an accumulated current liability of $23.3 million and an accumulated long-term liability of $12.7 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $1.7 million, an accumulated current liability of $22.7 million and an accumulated long-term liability of $9.7 million. As a result of the mark-to-market valuations on these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $5.2 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
Other Expense, Net
Other expense, net, was $0.5 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.2 million of other fees. During the three months ended March 31, 2009, other expense, net, included $0.8 million of deferred financing costs, $0.6 million for revolving credit facility commitment fees and $0.1 million of other fees.
Net Income
We recognized net income of $14.1 million for the three months ended March 31, 2010, compared to net income of $21.5 million for the prior year period. The decrease in net income primarily reflected a net change in loss on derivatives, net, of $4.0 million and the decrease in operating income.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including, as of March 31, 2010, scheduled term loan maturities, during the remainder of 2010 and the years ending December 31, 2011 and 2012, of $8.6 million, $11.5 million and $11.5 million, respectively. As of March 31, 2010, our sources of liquidity included $8.6 million of cash and cash equivalents on hand and $198.9 million of unused and available lines under our $430.3 million revolving credit facility. On April 23, 2010, we completed a new financing that provided for a term loan in the aggregate principal amount of $600 million under our existing credit facility. See “Capital Structure — New Financing” below and Note 12 in our Notes to Consolidated Financial Statements for additional information.
In the longer term, specifically 2015 and beyond, we do not expect to generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to able to access these markets in the future as necessary.
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $72.8 million for the three months ended March 31, 2010, primarily due to Adjusted OIBDA of $78.9 million and, to a much lesser extent, the $21.4 million net change in our operating assets and liabilities, offset in part by interest expense of $27.8 million. The net change in our operating assets and liabilities was largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $9.5 million, a decrease in accounts receivable from affiliates of $14.3 million and a decrease in accounts receivable, net, of $1.9 million, offset in part by an increase in prepaid expenses and other assets of $4.2 million.
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

Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $32.3 million for the three months ended March 31, 2010, as compared to $27.6 million for the prior year period. The $4.7 million increase in capital expenditures largely reflected greater investments in the internal phone platform and, to a much lesser extent, high-speed data delivery system. This was offset in part by reduced outlays for customer premise equipment and network improvements and extensions.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $43.6 million for the three months ended March 31, 2010, principally due to capital distributions to parent of $25.0 million, net repayment of debt of $15.0 million and, to a lesser extent, a dividend payment on preferred members’ interest of $4.5 million.
Net cash flows used in financing activities were $28.4 million for the three months ended March 31, 2009, principally due to our capital distributions to parent of $83.9 million and a dividend payment on preferred members’ interest of $4.5 million, largely offset by net bank borrowings of $61.0 million under our revolving credit facility.
Capital Structure
As of March 31, 2010, our outstanding total indebtedness was $1.840 billion, of which approximately 71% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2009, we paid cash interest of $17.5 million, net of capitalized interest.
Bank Credit Facility
As of March 31, 2010, we had a $1.548 billion bank credit facility (the “credit facility”), of which $1.340 billion was outstanding as of March 31, 2010. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facility required compliance with a ratio of total senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. See Note 7 in our Notes to Consolidated Financial Statements.
As of March 31, 2010, we had revolving credit commitments of $430.3 million, of which $198.9 was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of the same date, our revolving credit commitments were scheduled to expire on December 31, 2012, and were not subject to scheduled reductions prior to maturity. As of March 31, 2010, $9.3 million of letters of credit were issued under the credit facility to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of the revolving credit commitments of the credit facility by such amount.
New Financing
On April 23, 2010, we completed a new financing that provided for a new term loan under our existing credit facility in the aggregate principal amount of $600 million. The new term loan matures in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of the new term loan were largely used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. As a result of this transaction, we believe our overall liquidity position has strengthened.
As of March 31, 2010, after giving effect to the new financing: (i) our outstanding total indebtedness would have been $1.874 billion; (ii) our credit facility would have been $1.804 billion, of which $1.374 billion would have been outstanding; (iii) our cash would have been $33.4 million; (iv) our scheduled debt maturities during the remainder of 2010 and the years ended December 31, 2011 and 2012 would have been $9.0 million, $14.0 million and $14.0 million, respectively; and (v) our aggregate $430.3 million of revolving credit commitments would have had no outstanding balance, with unused lines of $421.0 million, net of $9.3 million of letters of credit, all available to be borrowed and used for general corporate purposes. Pursuant to the new financing, certain terms and conditions of the credit facility were amended. See Note 12 in our Notes to Consolidated Financial Statements for further information.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $800 million of floating rate debt was fixed at a weighted average rate of 3.6%. We also had $300 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.5%, of which $100 million and $200 million commence during the years ended December 31, 2010 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of March 31, 2010 and 2009 was 5.1% and 5.2%, respectively.
Senior Notes
As of March 31, 2010, we had $500.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could results in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Contractual Obligations and Commercial Commitments
Other than the items noted above in “Capital Structure — New Financing”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financing, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2009 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
2010	$11,000	$108,226	$119,226
2011-2012	28,000	203,698	231,698
2013-2014	28,000	170,078	198,078
Thereafter	1,809,000	67,369	1,876,369

Total cash obligations	$1,876,000	$549,371	$2,425,371

*
Refer to Note 12 of our consolidated financial statements for a discussion of the new financing. The amounts included in the table herein reflect our contractual obligations and commercial commitments as if the new financing had occurred as of December 31, 2009.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortizations, as of December 31, 2009, as if the new financing had occurred on the same date, and the average interest rates applicable under such debt obligations.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2009.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. We conducted our annual impairment test as of October 1, 2009.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2010.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of March 31, 2010.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to our consolidated financial statements.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

MEDIACOM BROADBAND LLC
May 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
May 10, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation