Form 10-Q
period 2010-09-30
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2010-11-12
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual property;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and
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
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$19,659	$11,676
Restricted cash and cash equivalents	6,151	—
Accounts receivable, net of allowance for doubtful accounts of $1,737 and $1,253	51,580	48,931
Accounts receivable — affiliates	53,944	131,213
Prepaid expenses and other current assets	14,601	6,914

Total current assets	145,935	198,734

Property, plant and equipment, net of accumulated depreciation of $936,875 and $836,853	778,283	746,067
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $36,762 and $35,201 respectively	2,984	4,545
Other assets, net of accumulated amortization of $13,642 and $11,041	26,361	21,636

Total assets	$2,326,416	$2,343,835

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$138,988	$147,015
Deferred revenue	31,256	31,668
Current portion of long-term debt	14,000	35,500

Total current liabilities	184,244	214,183
Long-term debt, less current portion	1,854,500	1,819,500
Other non-current liabilities	45,450	12,224

Total liabilities	2,084,194	2,045,907

Commitments and contingencies (Note 9)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	346,675	409,675
Accumulated deficit	(254,453)	(261,747)

Total members’ equity	$92,222	$147,928

Total liabilities, preferred members’ interest and members’ equity	$2,326,416	$2,343,835

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$210,788	$205,581	$632,836	$622,369

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,019	85,731	264,839	255,918
Selling, general and administrative expenses	42,986	41,847	124,727	122,600
Management fee expense	3,985	3,942	11,828	11,794
Depreciation and amortization	33,022	29,214	95,681	86,198

Operating income	40,776	44,847	135,761	145,859

Interest expense, net	(27,951)	(29,679)	(84,151)	(84,726)
(Loss) gain on derivatives, net	(12,631)	(1,936)	(32,507)	11,251
Other expense, net	(643)	(1,234)	(1,597)	(4,057)

Net (loss) income	$(449)	$11,998	$17,506	$68,327

Dividend to preferred member	4,500	4,500	13,500	13,500

Net (loss) income applicable to member	$(4,949)	$7,498	$4,006	$54,827

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$17,506	$68,327
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	95,681	86,198
Loss (gain) on derivatives, net	32,507	(11,251)
Amortization of deferred financing costs	2,601	2,719
Share-based compensation	966	905
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,649)	(164)
Accounts receivable — affiliates	53,889	(13,845)
Prepaid expenses and other assets	(8,094)	(3,092)
Accounts payable, accrued expenses and other current liabilities	4,890	10,600
Deferred revenue	(412)	1,360
Other non-current liabilities	(253)	(254)

Net cash flows provided by operating activities	$196,632	$141,503

INVESTING ACTIVITIES:
Capital expenditures	$(102,954)	$(87,716)
Investment in restricted cash and cash equivalents (Note 1)	(6,151)	—

Net cash flows used in investing activities	$(109,105)	$(87,716)

FINANCING ACTIVITIES:
New borrowings	824,875	343,500
Repayment of debt	(811,375)	(301,500)
Capital contributions from parent	—	70,000
Capital distributions to parent	(63,000)	(153,854)
Dividend payment on preferred member’s interest	(13,500)	(13,500)
Financing costs	(9,628)	—
Other financing activities — book overdrafts	(6,916)	1,212

Net cash flows used in financing activities	$(79,544)	$(54,142)

Net change in cash and cash equivalents	7,983	(355)

CASH, beginning of period	11,676	15,502

CASH, end of period	$19,659	$15,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$80,054	$75,028

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party (Note 10)	$—	$93,663

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States. Our principal operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.2 million and $6.3 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $18.8 and $18.9 million for the nine months ended September 30, 2010 and 2009, respectively.
Restricted cash and cash equivalents
Restricted cash and cash equivalents represent funds pledged to insurance carriers as security under a master pledge and security agreement. Pledged funds are invested in short-term, highly liquid investments. We retain ownership of the pledged funds, and under the terms of the pledge and security agreement, we can withdraw any of the funds, with the restrictions removed from such funds, provided comparable substitute collateral is pledged to the insurance carriers.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 – Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2010, our interest rate exchange agreement liabilities, net, were valued at $63.2 million using Level 2 inputs, as follows:

	Fair Value as of September 30, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$63,165	$—	$63,165

Interest rate exchange agreements — liabilities, net	$—	$63,165	$—	$63,165

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $30.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$1,738	$—	$1,738

Liabilities
Interest rate exchange agreements	$—	$32,397	$—	$32,397

Interest rate exchange agreements — liabilities, net	$—	$30,659	$—	$30,659

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$1,617,638	$1,491,709
Vehicles	36,518	38,636
Buildings and leasehold improvements	27,554	27,090
Furniture, fixtures and office equipment	28,432	20,474
Land and land improvements	5,016	5,011

	1,715,158	1,582,920
Accumulated depreciation	(936,875)	(836,853)

Property, plant and equipment, net	$778,283	$746,067

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Accrued programming costs	$21,583	$18,860
Accrued interest	20,854	16,457
Liabilities under interest rate exchange agreements	20,026	22,737
Accrued payroll and benefits	16,280	15,252
Accrued taxes and fees	13,774	17,044
Advance subscriber payments	9,899	9,688
Accounts payable	6,873	6,998
Accrued property, plant and equipment	6,582	5,671
Accrued service costs	5,628	7,232
Book overdrafts (1)	1,550	8,605
Accrued telecommunications costs	1,241	2,489
Other accrued expenses	14,698	15,982

Accounts payable, accrued expenses and other current liabilities	$138,988	$147,015

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows used in financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Bank credit facilities	$1,368,500	$1,355,000
8 1/2% senior notes due 2015	500,000	500,000

	$1,868,500	$1,855,000
Less: current portion	14,000	35,500

Total long-term debt	$1,854,500	$1,819,500

Bank Credit Facility
As of September 30, 2010, our operating subsidiaries maintained an aggregate $1.799 billion senior secured credit facility (the “credit facility”), of which $1.369 billion was outstanding. The average interest rates on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 4.7%, as compared to 5.0% as of the same date last year.
As of September 30, 2010, we had no outstanding balance under our $430.3 million revolving credit facility, with $427.2 million of unused lines after taking into account $3.1 million of letters of credit issued under the credit facility to various parties as collateral for our performance relating to franchise requirements. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity.
The credit agreement for the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of September 30, 2010, the principal financial covenant of the credit facility required compliance with a ratio of indebtedness to annualized system cash flow (the “senior leverage ratio”) of no more than 6.0 to 1.0 at any time. As of such date, our operating subsidiaries’ senior leverage ratio was 4.4 to 1.0. The terms “indebtedness” and “system cash flow” are defined in the credit agreement for the credit facility. The credit facility is collateralized by all of our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.
New Financings
On April 23, 2010, our operating subsidiaries entered into an incremental facility agreement that provided for a new term loan under the credit facility in the principal amount of $600.0 million (“Term Loan F”), and borrowed the full amount thereunder. The proceeds from Term Loan F were used to repay the outstanding balance of both Term Loan E and the revolving credit portion of the credit facility, without any reduction in the revolving credit commitments, and to pay related fees and expenses. Following the borrowing of Term Loan F, there were two term loans outstanding under the credit facility (Term Loan D and Term Loan F).
Borrowings under Term Loan F bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as such terms are defined in the credit agreement), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan F, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan F matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount beginning on September 30, 2010. The obligations of our operating subsidiaries under Term Loan F are governed by the terms of the credit agreement.
On April 23, 2010, the credit agreement for the credit facility was amended to:
•	increase the permitted amount of incremental facilities by $250 million; and
•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 50% of any future reductions in the revolving credit commitments.
Senior Notes
As of September 30, 2010, we had an aggregate $500.0 million of senior notes outstanding. The indenture governing our senior notes contains various covenants, though they are generally less restrictive than those found in our credit facility. As of such date, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of indebtedness to annualized operating cash flow (the “total leverage ratio”) of 8.5 to 1.0. As of September 30, 2010, the total leverage ratio was 6.3 to 1.0. The terms “indebtedness” and “operating cash flow” are defined in the indenture governing our senior notes. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2010 and 2009.
As of September 30, 2010, we had interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. Our current interest rate swaps are scheduled to expire in the amounts of $200 million and $500 million during the years ended December 31, 2011 and 2012, respectively.
As of September 30, 2010, we had entered into forward-starting interest rate swaps that will fix rates for: (i) a two-year period at a rate of 2.9% in the amount of $100 million, which will commence in December 2010; (ii) a three-year period at a rate of 3.5% in the amount of $100 million, which will commence in December 2011; (iii) a two and a half-year period at a weighted average rate of 3.9% in the amount of $200 million, which will commence in June 2012; and (iv) a two-year period at a weighted average rate of 3.4% in the amount of $300 million, which will commence in December 2012.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $20.0 million and an accumulated long-term liability of approximately $43.2 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $1.7 million, an accumulated current liability of $22.7 million and an accumulated long-term liability of $9.7 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded net losses on derivatives of $12.6 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and we recorded a net loss on derivatives of $32.5 million and a net gain on derivatives of $11.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
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
Fair Value
As of September 30, 2010, the fair values of our credit facility and senior notes are as follows (dollars in thousands):

Bank credit facility	$1,332,568

8 1/2% senior notes due 2015	$514,063

7. MEMBERS’ EQUITY
Share-based Compensation
Total share-based compensation expense for the three months ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$42	$39
Employee stock purchase plan	67	71
Restricted stock units	212	206

Total share-based compensation expense	$321	$316

During the three months ended September 30, 2010, no restricted stock units or stock options were granted to our employees under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable into a share of MCC’s Class A common stock. During the three months ended September 30, 2010, approximately 1,000 restricted stock units vested and no stock options were exercised.
Total share-based compensation expense for the nine months ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$126	$111
Employee stock purchase plan	205	216
Restricted stock units	635	578

Total share-based compensation expense	$966	$905

During the nine months ended September 30, 2010, approximately 154,000 restricted stock units and 39,000 stock options were granted to our employees under MCC’s compensation programs. The weighted average fair values associated with these grants were $4.33 per restricted stock unit and $4.79 per stock option. During the nine months ended September 30, 2010, approximately 102,000 restricted stock units were vested and options to purchase approximately 6,000 shares of Class A common stock were exercised.
Employee Stock Purchase Plan
Pursuant to MCC’s employee stock purchase plan, our employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount. Due to the timing of the share purchases under our plan, there were no shares purchased by employees, nor were there any net proceeds received by MCC, for each of the three months ended September 30, 2010 and 2009. Shares purchased by our employees under MCC’s plan amounted to approximately 80,000 and 103,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The net proceeds from our employees were approximately $0.4 million for each of the nine months ended September 30, 2010 and 2009.

8. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of September 30, 2010. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended September 30, 2010 and 2009, we paid in aggregate $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2010 and 2009, we paid in aggregate $13.5 million in cash dividends on the preferred equity.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “ties” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. MCC believes they have substantial defenses to the claims asserted in the complaint, and they intend to defend the action vigorously. If MCC is not successful in this litigation, we may have to distribute cash to MCC in order for MCC to pay any damages in regard to this litigation.
Commencing in June 2010, three shareholder class action lawsuits were filed against Mediacom Communications Corporation and its individual directors, all in the Court of Chancery in the State of Delaware under the captions, Colleen Witmer v. Mediacom Communications Corporation et al., J. Malcolm Gray v. Mediacom Communications Corporation et al. and Haverhill Retirement System v. Mediacom Communications Corporation et al. The lawsuits, which were consolidated for all purposes in the Delaware Chancery Court, derived from the previously disclosed offer by Rocco B. Commisso to acquire all of the outstanding shares of MCC common stock not already owned by Mr. Commisso, and allege breach of fiduciary duty and aiding and abetting such breaches, and seek injunctive relief or in the alternative, compensatory damages.
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
The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with ASC 805. Under this method of accounting: (i) the net assets we received have been recorded at Mediacom LLC’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom LLC and MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom LLC and MCC, we ceased recording those results of operations as of the transfer date. As a result of the Asset Transfer, there was an excess in the net book value of assets exchanged equal to $93.7 million, which is presented in our Consolidated Statements of Cash Flows, Non-Cash Transactions — Financing, for 2009.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that for the purpose of applying ASC 350, Mediacom Broadband and its subsidiaries is our only reporting unit. Our most recently completed annual impairment test was conducted as of October 1, 2009, and we will be conducting our next annual impairment test as of October 1, 2010.
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009.
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
As of September 30, 2010, we offered our bundle of video, HSD and phone services to approximately 97% of our estimated 1.52 million homes passed in seven states. As of the same date, we served approximately 668,000 basic subscribers, 400,000 digital video customers, 453,000 HSD customers and 171,000 phone customers, aggregating 1.69 million revenue generating units (“RGUs”).
Our basic and digital video services compete principally with direct broadcast satellite (“DBS”) companies, and we continue to face significant levels of price competition from these providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies and with cellular phone services offered by national wireless providers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. As a result of continuing weak economic conditions and significant price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
Recent Developments
New Financings
On April 23, 2010, we completed a financing transaction (the “new financing”) that provided for a new term loan in the aggregate principal amount of $600 million under our existing bank credit facility (the “credit facility”). The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. See “Liquidity and Capital Resources — Capital Structure — New Financing” below and Note 6 in our Notes to Consolidated Financial Statements for more information.
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

If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. We expect advertising revenues to continue to stabilize during the remainder of 2010, given improving economic conditions and the impact of political elections.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning and costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Service delivery related costs may also fluctuate with the level of investment we make, and corresponding operational efficiencies achieved by such investments. We anticipate that our service costs will continue to grow, but should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item, and in recent years we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline, as increases in programming costs outpace any growth in video revenues.
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

Actual Results of Operations
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
The table below sets forth our consolidated statements of operations and Adjusted OIBDA for the three months ended September 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Revenues	$210,788	$205,581	$5,207	2.5%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,019	85,731	4,288	5.0%
Selling, general and administrative expenses	42,986	41,847	1,139	2.7%
Management fee expense	3,985	3,942	43	1.1%
Depreciation and amortization	33,022	29,214	3,808	13.0%

Operating income	40,776	44,847	(4,071)	(9.1%)

Interest expense, net	(27,951)	(29,679)	1,728	(5.8%)
Loss on derivatives, net	(12,631)	(1,936)	(10,695)	NM
Other expense, net	(643)	(1,234)	591	(47.9%)

Net (loss) income	$(449)	$11,998	$(12,447)	NM

Adjusted OIBDA	$74,119	$74,377	$(258)	(0.3%)

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$74,119	$74,377	$(258)	(0.3%)
Non-cash, share-based compensation	(321)	(316)	(5)	1.6%
Depreciation and amortization	(33,022)	(29,214)	(3,808)	13.0%

Operating income	$40,776	$44,847	$(4,071)	(9.1%)

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2010 and 2009 (dollars in thousands, except per subscriber data).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Video	$128,566	$131,065	$(2,499)	(1.9%)
HSD	53,606	49,028	4,578	9.3%
Phone	16,117	15,251	866	5.7%
Advertising	12,499	10,237	2,262	22.1%

Total Revenues	$210,788	$205,581	$5,207	2.5%

	September 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	668,000	702,000	(34,000)	(4.8%)
Digital customers	400,000	369,000	31,000	8.4%
HSD customers	453,000	420,000	33,000	7.9%
Phone customers	171,000	146,000	25,000	17.1%

RGUs (1)	1,692,000	1,637,000	55,000	3.4%

Average total monthly revenue per basic subscriber (2)	$104.48	$96.72	$7.76	8.0%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased $5.2 million, or 2.5%, primarily due to higher HSD and, to a lesser extent, advertising revenues, offset in part by lower video revenues. Average total monthly revenue per basic subscriber increased $7.76, or 8.0%, to $104.48.
Video revenues declined $2.5 million, or 1.9%, largely as a result of a lower number of basic subscribers, mostly offset by basic video rate increases and higher revenues from our digital, DVR and HDTV services. During the three months ended September 30, 2010, we lost 9,000 basic subscribers and gained 6,000 digital customers, as compared to a loss of 13,000 basic subscribers and an increase of 3,000 digital customers in the prior year period. As of September 30, 2010, we served 668,000 basic subscribers, representing a penetration of 44.0% of our estimated homes passed, and 400,000 digital customers, representing a penetration of 59.9% of our basic subscribers. As of September 30, 2010, 44.2% of our digital customers were taking our DVR and/or HDTV services, as compared to 38.1% as of the same date last year.
HSD revenues grew $4.6 million, or 9.3%, principally due to a 7.9% increase in HSD customers and, to a much lesser extent, greater revenues from our enterprise networks business. During the three months ended September 30, 2010, we gained 6,000 HSD customers, as compared to an increase of 5,000 in the prior year period. As of September 30, 2010, we served 453,000 HSD customers, representing a penetration of 29.8% of our estimated homes passed.
Phone revenues were $0.9 million, or 5.7%, higher mainly due to a 17.1% increase in phone customers, offset in part by higher levels of discounted pricing. During each of the three months ended September 30, 2010 and 2009, we gained 3,000 phone customers. As of September 30, 2010, we served 171,000 phone customers, representing a penetration of 11.6% of our estimated marketable phone homes.
Advertising revenues rose $2.3 million, or 22.1%, primarily due to increased local and national sales, with significant contributions from the political and automotive categories.

Costs and Expenses
Service costs grew $4.3 million, or 5.0%, primarily due to higher programming expenses, and to a lesser extent, field and employee operating costs, offset in part by lower HSD delivery expenses. Programming expenses increased 4.3%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Field operating costs rose 13.3%, largely as a result of lower capitalization of overhead costs resulting from reduced levels of customer activity, a greater use of outside contractors and higher vehicle fuel, electricity and fiber lease costs. Employee operating costs were 10.1% higher, principally due to a lower capitalization of labor and overhead costs resulting from decreased new installation activity. HSD delivery expenses fell 37.1%, principally due to cost savings provided by the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 42.7% and 41.7% for the three months ended September 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased $1.1 million, or 2.7%, largely as a result of higher marketing, advertising and bad debt expenses, offset in part by lower taxes and fees. Marketing costs rose 8.8%, largely as a result of a greater use of broadcast advertising and, to a lesser extent, higher employee costs and increased printed and retail advertising, offset in part by lower postage costs and a reduction in third party direct sales. Advertising expenses grew 9.3%, principally due to higher costs related to greater advertising sales activity. Bad debt expense rose 8.9%, largely as a result of an increase in the aging of our accounts receivable and greater collection costs. Taxes and fees declined 4.7%, mainly due to lower property taxes and franchise fees in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 20.4% for each of the three months ended September 30, 2010 and 2009.
Management fee expense was substantially similar to the prior year period, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the three months ended September 30, 2010 and 2009.
Depreciation and amortization rose $3.8 million, or 13.0%, principally as a result of a greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA declined $0.3 million, or 0.3%, due to higher service costs and, to a lesser extent, selling, general and administrative expenses, mostly offset by greater revenues.
Operating Income
Operating income fell $4.1 million, or 9.1%, principally due to higher depreciation and amortization, and to a much lesser extent, lower Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased $1.7 million, or 5.8%, mainly due to a lower average cost of debt.
Loss on Derivatives, Net
As of September 30, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.4 billion, of which $700 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $12.6 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, mainly those that become effective at future dates.
Other Expense, Net
Other expense, net, was $0.6 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, other expense, net, substantially consisted of revolving credit facility commitment fees. During the three months ended September 30, 2009, other expense, net, consisted of $0.7 million of deferred financing costs and $0.5 million of commitment fees.

Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $0.4 million for the three months ended September 30, 2010, compared to net income of $12.0 million for the prior year period.
Actual Results of Operations
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
On February 11, 2009 (the “Transfer Date”), our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC. As part of the Transfer Agreement, we exchanged cable systems with Mediacom LLC (the “Asset Transfer”) whose results of operations were substantially similar. The net effects of the Transfer Agreement were the addition of 3,700 basic subscribers and the reduction of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. Such effects on discussions of subscriber and customer gains and losses are referred to as the “effect of the Transfer Agreement.”
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
For more information, see Note 10 in our Notes to Consolidated Financial Statements.
The tables below set forth our consolidated statements of operations for the nine months ended September 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM).

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Revenues	$632,836	$622,369	$10,467	1.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	264,839	255,918	8,921	3.5%
Selling, general and administrative expenses	124,727	122,600	2,127	1.7%
Management fee expense	11,828	11,794	34	0.3%
Depreciation and amortization	95,681	86,198	9,483	11.0%

Operating income	135,761	145,859	(10,098)	(6.9%)

Interest expense, net	(84,151)	(84,726)	575	(0.7%)
(Loss) gain on derivatives, net	(32,507)	11,251	(43,758)	NM
Other expense, net	(1,597)	(4,057)	2,460	(60.6%)

Net income	$17,506	$68,327	$(50,821)	(74.4%)

Adjusted OIBDA	$232,408	$232,962	$(554)	(0.2%)

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands).

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$232,408	$232,962	$(554)	(0.2%)
Non-cash, share-based compensation	(966)	(905)	(61)	6.7%
Depreciation and amortization	(95,681)	(86,198)	(9,483)	11.0%

Operating income	$135,761	$145,859	$(10,098)	(6.9%)

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the nine months ended, September 30, 2010 and 2009 (dollars in thousands, except per subscriber data).

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Video	$389,792	$400,399	$(10,607)	(2.6%)
HSD	159,521	146,952	12,569	8.6%
Phone	48,267	45,004	3,263	7.3%
Advertising	35,256	30,014	5,242	17.5%

Total Revenues	$632,836	$622,369	$10,467	1.7%

	September 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	668,000	702,000	(34,000)	(4.8%)
Digital customers	400,000	369,000	31,000	8.4%
HSD customers	453,000	420,000	33,000	7.9%
Phone customers	171,000	146,000	25,000	17.1%

RGUs	1,692,000	1,637,000	55,000	3.4%

Average total monthly revenue per basic subscriber	$103.56	$97.47	$6.09	6.2%
Revenues increased $10.5 million, or 1.7%, largely as a result of higher HSD and, to a much lesser extent, advertising and phone revenues, offset in part by a decline in video revenues and an unfavorable comparison to the prior year period, in which we recognized $5.3 million of revenues related to the Asset Transfer. Average total monthly revenue per basic subscriber rose $6.09, or 6.2%, to $103.56.
Video revenues fell $10.6 million, or 2.6%, primarily due to a lower number of basic subscribers and an unfavorable comparison to the prior year period, in which we recognized $3.7 million of video revenues related to the Asset Transfer, offset in part by higher revenues from our digital, DVR and HDTV services. During the nine months ended September 30, 2010, we lost 22,000 basic subscribers and gained 22,000 digital customers, as compared to a loss of 18,700 basic subscribers and an increase of 15,000 digital customers in the prior year period, excluding the effect of the Transfer Agreement.
HSD revenues rose $12.6 million, or 8.6%, principally due to the increase in HSD customers. During the nine months ended September 30, 2010, we gained 25,000 HSD customers, as compared to an increase of 21,000 in the prior year period, excluding the effect of the Transfer Agreement.
Phone revenues grew $3.3 million, or 7.3%, mainly due to the increase in phone customers, offset in part by higher levels of discounted pricing. During the nine months ended September 30, 2010, we gained 19,000 phone customers, as compared to an increase of 12,600 in the prior year period, excluding the effect of the Transfer Agreement.
Advertising revenues increased $5.2 million, or 17.5%, primarily due to increased local and, to a much lesser extent, national sales, with significant contributions from the automotive and political categories.

Costs and Expenses
Service costs rose $8.9 million, or 3.5%, principally due to higher programming expenses and, to a much lesser extent, field operating, employee and phone service costs, offset in part by lower HSD delivery expenses and an unfavorable comparison to the prior year period, in which we recognized $2.6 million of service costs related to the Asset Transfer. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 4.6%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Field operating costs grew 12.1%, largely as a result of a greater use of outside contractors and higher vehicle fuel and fiber lease costs, offset in part by a favorable insurance loss experience. Employee operating costs rose 6.1%, mainly due to a lower capitalization of labor and overhead costs resulting from decreased new installation activity and, to a lesser extent, greater staffing in warehouse, field audit and headend facilities. Phone service costs rose 9.1%, mainly due to unit growth. HSD delivery expenses fell 37.5%, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 41.8% and 41.1% for the nine months ended September 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased $2.1 million, or 1.7%, largely as a result of higher marketing and, to a lesser extent, advertising and bad debt expenses, offset in part by lower taxes and fees and an unfavorable comparison to the prior year period, in which we recognized $0.7 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expenses excluded the effects of the Asset Transfer. Marketing costs rose 8.2%, primarily due to a greater use of broadcast and print advertising. Advertising expenses grew 6.6%, principally due to higher costs related to greater advertising sales activity. Bad debt expense rose 6.9%, largely as a result of an increase in the aging of our accounts receivable and, to a lesser extent, greater collection costs, offset in part by a lower number of written off accounts. Selling, general and administrative expenses as a percentage of revenues were 19.7% for each of the nine months ended September 30, 2010 and 2009.
Management fee expense was substantially similar to the prior year period, reflecting substantially similar overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the nine months ended September 30, 2010 and 2009.
Depreciation and amortization increased $9.5 million, or 11.0%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA declined $0.6 million, or 0.2%, largely as a result of greater service costs and, to a lesser extent, higher selling, general and administrative expenses and an unfavorable comparison to the prior year period, in which we recognized $2.0 million of Adjusted OIBDA related to the Asset Transfer, mostly offset by higher revenues.
Operating Income
Operating income fell $10.1 million, or 6.9%, principally due to the increase in depreciation and amortization.
Interest Expense, Net
Interest expense, net, declined $0.6 million, or 0.7%, primarily due to greater amortization of deferred financing costs, mostly offset by a lower average cost of debt.
(Loss) Gain on Derivatives, Net
We recorded a net loss on derivatives of $32.5 million and a net gain on derivatives of $11.3 million for the nine months ended September 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, mainly those that become effective at future dates.
Other Expense, Net
Other expense, net, was $1.6 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, other expense, net, consisted of $1.4 million of revolving credit facility commitment fees and $0.2 million of other fees. During the nine months ended September 30, 2009, other expense, net, consisted of $2.3 million of deferred financing costs, $1.5 million of commitment fees and $0.3 million of other fees.

Net Income
As a result of the factors described above, we recognized net income of $17.5 million for the nine months ended September 30, 2010, compared to net income of $68.3 million for the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to our parent. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during the remainder of 2010 of $3.5 million and in each of the years ending December 31, 2011 through December 31, 2014 of $14.0 million. As of September 30, 2010, our sources of liquidity included $19.7 million of cash and cash equivalents on hand and $427.2 million of unused and available lines under our revolving credit facility.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $196.6 million for the nine months ended September 30, 2010, primarily due to Adjusted OIBDA of $232.4 million and, to a much lesser extent, the $47.4 million net change in operating assets and liabilities, offset in part by interest expense of $84.2 million. The net change in operating assets and liabilities was principally due to a decrease in accounts receivable from affiliates of $53.9 million, offset in part by an increase in prepaid expenses and other assets of $8.1 million.
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
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $109.1 million for the nine months ended September 30, 2010, as compared to $87.7 million for the prior year period. The $21.4 million increase in net cash flows used in investing activities was due to $15.2 million of greater capital spending and, to a lesser extent, a $6.2 million investment in restricted cash and cash equivalents. The increase in capital spending largely reflects greater investments in our internal phone platform and, to a much lesser extent, high-speed data delivery system, offset in part by reduced outlays for network improvements and our enterprise networks business.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $79.5 million for the nine months ended September 30, 2010, primarily due to capital distributions to parent of $63.0 million and, to a lesser extent, dividend payments on preferred members’ interest of $13.5 million, financing costs of $9.6 million and other financing activities, principally the reduction of book overdrafts, of $6.9 million, offset in part by net borrowings of $13.5 million under our bank credit facilities (see “New Financings” below).
Net cash flows used in financing activities were $54.1 million for the nine months ended September 30, 2009, principally due to capital distributions to parent, or MCC, of $153.9 million and, to a much lesser extent, dividend payments on preferred members’ interest of $13.5 million, offset in part by capital contributions from parent of $70.0 million and net borrowings of $42.0 million under our bank credit facility. In February 2009, we made an $82.2 million capital contribution to parent under the Transfer Agreement, comprising an $8.2 million payment related to the Asset Transfer and a $74.0 million capital contribution, which MCC ultimately used to partially fund its cash obligation under the Exchange Agreement. See Note 10 in our Notes to Consolidated Financial Statements.

Capital Structure
As of September 30, 2010, our outstanding total indebtedness was $1.869 billion, of which approximately 64% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2010, we paid cash interest of $80.1 million, net of capitalized interest.
Bank Credit Facility
As of September 30, 2010, we had a $1.799 billion bank credit facility (the “credit facility”), of which $1.369 billion was outstanding. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
As of September 30, 2010, we had no outstanding balance under our $430.3 million revolving credit facility, with $427.2 million of unused lines after taking into account $3.1 million of letters of credit issued under the credit facility. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire on December 31, 2012, and are not subject to scheduled reductions prior to maturity.
New Financings
On April 23, 2010, we completed a new financing that provided for a new term loan under our existing credit facility in the aggregate principal amount of $600 million. The new term loan matures in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of the new term loan were largely used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. As a result of this transaction, we believe our overall liquidity position has strengthened. See Note 6 in our Notes to Consolidated Financial Statements for further information on the new financings.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2010, we had interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.4%. We also had $700 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.5%, of which $100 million, $100 million and $500 million commence during the years ended December 31, 2010, 2011 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of September 30, 2010 and 2009 were 4.7% and 5.0%, respectively.
Senior Notes
As of September 30, 2010, we had $500.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
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
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financing, which occurred in the second quarter of 2010, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2010 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
July 1, 2010 to June 30, 2011	$14,000	$105,794	$119,794
July 1, 2011 to June 30, 2013	28,000	203,135	231,135
July 1, 2013 to June 30, 2015	760,000	178,117	938,117
Thereafter	1,070,000	36,792	1,106,792

Total cash obligations	$1,872,000	$523,838	$2,395,838

*
Refer to Note 6 in our Notes to Consolidated Financial Statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as of June 30, 2010.

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
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 Intangibles – Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that for the purpose of applying ASC 350, Mediacom Broadband and its subsidiaries is our only reporting unit. Our most recently completed annual impairment test was conducted as of October 1, 2009, and we will be conducting our next annual impairment test as of October 1, 2010.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future. Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2010.
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
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2010.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of September 30, 2010.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 in our Notes to Consolidated Financial Statements.

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

MEDIACOM BROADBAND LLC
November 12, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 12, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation