Form 10-K
period 2010-12-31
MEDIACOM  BROADBAND LLC; MEDIACOM  BROADBAND CORP
filed 2011-03-17
CIK 1161364, 1161366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

MEDIACOM BROADBAND LLC
2010 FORM 10-K ANNUAL REPORT
This Annual Report on Form 10-K is for the year ended December 31, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.
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
In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;

•	lower demand for our video, high-speed data and phone services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of network and information systems upon which our business relies;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2010 and other reports or documents that we file from time to time with the SEC.
Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I
ITEM 1.   BUSINESS
Mediacom Communications Corporation
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), who is also our manager. Mediacom is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Mediacom is among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions.
As of December 31, 2010, Mediacom’s cable systems, which are owned and operated through our operating subsidiaries and those of Mediacom LLC, passed an estimated 2.81 million homes in 22 states. Mediacom LLC is also a wholly-owned subsidiary of Mediacom. As of the same date, Mediacom served approximately 1.19 million basic subscribers, 731,000 digital video customers, 838,000 high-speed data (“HSD”) customers and 332,000 phone customers, aggregating 3.09 million revenue generating units (“RGUs”).
As a result of the Going Private Transaction discussed below, Mediacom is wholly-owned by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer.
Mediacom Broadband LLC
As of December 31, 2010, we served approximately 663,000 basic subscribers, 409,000 digital video customers, 459,000 HSD customers and 175,000 phone customers, aggregating 1.71 million RGUs. As of the same date, we offered our bundle of video, HSD and phone service to about 97% of our estimated 1.52 million homes passed in seven states.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services such as digital video, video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), HSD and phone service. We offer our primary services of video, HSD and phone, which we refer to as our “triple-play” bundle, to residential and commercial customers in our service areas. We also provide network and transport services to medium and large sized businesses in our service areas, and sell advertising time we receive under our programming license agreements to local, regional and national advertisers.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on Mediacom’s website (http://www.mediacomcc.com; follow the “About Us” link to the Investor Relations tab to “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our phone number is (845) 695-2600 and our principal executive offices are located at 100 Crystal Run Road, Middletown, New York, 10941.
2010 Developments
New Financing
On April 23, 2010, we completed a financing transaction (the “new financing”) that provided for a new term loan in the aggregate principal amount of $600 million under our existing bank credit facility (the “credit facility”). The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Structure — New Financing” and Note 5 in our Notes to Consolidated Financial Statements for more information.

     Going Private Transaction
On November 12, 2010, Mediacom entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Mediacom, JMC Communications LLC (“JMC”) and Rocco B. Commisso, who was also the sole member and manager of JMC (the “Going Private Transaction”). Pursuant to the Merger Agreement, among other things, each share of Mediacom common stock (other than shares held by Mr. Commisso, JMC, or any of their respective affiliates, shares held in treasury by Mediacom and shares held by stockholders who have perfected their appraisal rights under Delaware law) would be converted into the right to receive $8.75 in cash upon stockholder approval of the Merger Agreement.
At a special meeting of stockholders on March 4, 2011, Mediacom’s stockholders voted to adopt the Merger Agreement and, on the same date, the Going Private Transaction was closed. As a result, JMC was merged with and into Mediacom, with Mediacom continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso. The Going Private Transaction consideration was approximately $367 million, and was funded, in part, by distributions to Mediacom by us, consisting of $200 million of drawdowns under our revolving credit facility and cash on hand, with the balance funded by Mediacom LLC.
Description of Our Cable Systems
Overview
The following table provides an overview of selected operating and cable network data for our cable systems for the years ended December 31:

	2010	2009	2008	2007	2006

Operating Data:
Core Video
Estimated homes passed(1)	1,520,000	1,514,000	1,484,000	1,476,000	1,474,000
Basic subscribers(2)	663,000	690,000	717,000	720,000	751,000
Basic penetration(3)	43.6%	45.6%	48.3%	48.8%	50.9%
Digital Cable
Digital customers(4)	409,000	378,000	355,000	317,000	304,000
Digital penetration(5)	61.7%	54.8%	49.5%	44.0%	40.5%
High Speed Data
HSD customers(6)	459,000	428,000	400,000	359,000	320,000
HSD penetration(7)	30.2%	28.3%	27.0%	24.3%	21.7%
Phone
Estimated marketable phone homes(8)	1,471,000	1,465,000	1,406,000	1,400,000	1,350,000
Phone customers(9)	175,000	152,000	134,000	106,000	71,000
Phone penetration(10)	11.9%	10.4%	9.5%	7.6%	5.3%
Revenue Generating Units(11)	1,706,000	1,648,000	1,606,000	1,502,000	1,446,000

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

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
Our Service Areas
Approximately 72% of our basic subscribers are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with about 70% in DMAs that rank between the 60th and 100th largest. Our service areas include: the cities of Des Moines and Cedar Rapids, IA; the Quad Cities in Illinois and Iowa, comprising the cities of Bettendorf, Davenport, East Moline, Moline and Rock Island; Springfield, Jefferson City and Columbia MO; and Columbus, Albany and Valdosta GA. Each of these clusters is further extended through use of regional fiber networks to connect additional cities and towns.
Residential Services
Our residential services, consisting of our triple play bundle and other advanced products and services, are the principal source of our revenues, and are generally provided by fees paid by residential customers that are billed on a monthly basis. Customers are offered the option of signing a contract to hold rates constant through the term of the agreement, or paying on a month-to-month basis, which is subject to rate increases. Customers with contracts who discontinue service prior to the expiration of the agreement are charged a termination fee.
We market our products and services to residential consumers in bundled packages, offering customers discounted pricing and the convenience of a single monthly bill. Customers who take our “VIP Pak” triple play bundle, which includes digital video service, receive faster HSD speeds and other benefits free of charge. As of December 31, 2010, approximately 57% of our customers subscribed to two or more of our primary services, including about 20% of our customers who take all three.

Video
We offer our video service to residential customers in a variety of packages, ranging from our lower-cost broadcast basic service to premium video services, including digital and other advanced video products and services as discussed below. Our residential video customers are charged monthly subscription rates which vary according to the level of service and equipment taken. We also derive video revenue from the sale of premium VOD content and pay-per-view events, as well as equipment, installation and other auxiliary charges.
Broadcast Basic Service. Our broadcast basic service includes 12 to 20 channels, including local over-the-air broadcast network and independent stations, limited satellite-delivered programming, home-shopping channels, and local public, government and leased access channels.
Family Basic Service. Our expanded basic package of services, marketed as “Family Cable,” includes, for an additional monthly fee, 40 to 55 additional satellite-delivered channels such as CNN, Discovery, ESPN, Lifetime, MTV, TNT and the USA Network in addition to those provided with our broadcast basic service.
Digital Service. Our digital video service offers customers up to 230 channels, depending on the level of service selected, with an improved picture and sound quality compared to traditional analog video service. A digital converter or cable card is required to receive our digital and other advanced video services, and digital customers are charged an additional monthly fee, which varies according to the level of service taken and the number of digital converters in the home. Digital customers are provided access to our interactive on-screen program guide, and receive all of the channels provided in our Family Basic Service along with additional programming, including digital music channels and full access to our VOD library. For additional charges, our subscribers may purchase premium video services such as Cinemax, HBO, Showtime and Starz! on an individual or tiered basis.
High-Definition Television. Our HDTV service offers video customers a high-resolution picture quality, digital sound and a wide-screen, theater-like display when using a high-definition (“HD”) television. Most major broadcast networks, leading national cable networks and regional sports networks are offered in HD to our digital customers at no additional charge. Digital customers who subscribe to premium video services also have access to the premium service’s HDTV channels without additional fees.
We offer up to 68 HD channels in certain of our markets, and plan to expand up to 100 HD channels in 2011. Based upon data provided by the Nielsen Company, we believe the HD programming we currently offer represents about 80% of the most widely-watched programming available.
Digital Video Recorders. Our DVR service allows digital customers to record and store programming to watch at their convenience, as well as the ability to pause and rewind “live” television. Our DVR service requires the use of an advanced digital converter, and customers who take our DVR service are charged an additional monthly fee. In 2010, we launched a multi-room DVR product that enables customers who take our DVR service to record in one room and watch the recorded programming in any other rooms, using up to three set-top boxes in their home.
As of December 31, 2010, 46.3% of our digital customers received DVR and/or HDTV services.
Video-On-Demand. Our VOD service provides on-demand access to almost 7,500 movies, special events and general interest titles, and includes full two-way functionality, including the ability to start programs at any time, as well as pause, rewind and fast forward. The majority of our VOD content is available to our digital customers at no additional charge, with additional content such as first-run movies and special event programs such as live concerts and sporting events available on a pay-per-view basis. Digital customers who subscribe to premium video services also have access to the premium service’s VOD content without additional fees. As of December 31, 2010, our VOD service was available to substantially all of our digital customers.
Mediacom Online
Mediacom Online, our residential HSD service, is offered to customers at downstream speeds ranging from 3 Mbps to 105 Mbps. Our HSD customers are charged monthly subscription rates which vary according to the level of HSD service taken, and include the use of a cable modem. Our most popular service delivers speeds of up to 12 Mbps downstream and 1 Mbps upstream, and customers who take our VIP Pak are automatically upgraded to 15 Mbps downstream speeds at no additional cost.

In late 2009, we launched Mediacom Online Ultra, which is our very high-speed, or “wideband,” HSD service. Mediacom Online Ultra utilizes DOCSIS 3.0 technology that was developed to accommodate much higher transmission speeds through the use of channel bonding, allowing us to offer downstream and upstream speeds of up to 105 Mbps and 10 Mbps, respectively. As of December 31, 2010, Mediacom Online Ultra was available to approximately half of our service territory, and we plan to continue our expansion of this service in 2011. In our service areas that we do not offer Mediacom Online Ultra, we offer maximum downstream speeds of 20 Mbps.
Mediacom Phone
Mediacom Phone, our residential phone service, offers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Our phone customers are charged a monthly fee, which includes popular calling features such as Caller ID with name and number, call waiting, three-way calling and enhanced Emergency 911 dialing. Directory assistance and voice mail services are available for an additional charge, and international calling is available at competitive rates. Substantially all of our phone customers take multiple services from us; about 85% take the triple-play and approximately 14% take either video or HSD service in addition to phone.
Business Services
Commercial Services
We offer our full array of products and services to small and medium sized businesses (“SMB”), including a multiline business phone service, which we believe has expanded our potential to attract new SMB customers. During 2011, we will introduce a trunk-based voice service that will offer SMB customers significantly more capacity for additional lines and a portfolio of cloud-based, managed communications solutions through partnerships with local technology companies. These initiatives will enable us to offer SMB customers access to enterprise-class services without the need for significant infrastructure investment.
Enterprise Networks
Our enterprise networks business provides medium and large businesses in our markets, including companies in the educational, financial services, healthcare and wireless telecommunications industries, with tailored network solutions built upon our proprietary all-fiber optic backbone. Our fiber network provides scalable bandwidths from 5 Mbps to 10 Gbps, which enables us to offer our enterprise networks customers a service that is customized to meet their current bandwidth requirements, while allowing for additional bandwidth in the future. Our enterprise networks customers are supported by a dedicated technical team and 24/7 monitoring by our Network Operations Center.
Advertising
We generate revenues from selling advertising time we receive under our programming license agreements to local, regional and national advertisers. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements, commonly referred to as interconnects, with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding their geographic reach.
Marketing and Sales
We employ a wide range of sales channels to reach current and potential customers, including direct marketing such as mail and outbound telemarketing, door-to-door and field technician sales. We also steer people to our inbound call centers or website through television advertising on our own cable systems and local broadcast television stations, internet advertising on search engines and other websites and through other mass media outlets, including newspaper, radio and outdoor advertising.
Our primary marketing focus to residential and SMB customers is on our bundled products and services, which we offer to our customers at discounted pricing, with the convenience of a single bill. Residential customers who take our VIP Pak triple play bundle receive benefits such as faster HSD speeds, additional free VOD movies and retailer discounts, which we believe enhances the value of our services and increases our brand recognition. We have a dedicated sales force to market our business services and established relationships with third-party agents, which we believe will help attract new SMB and enterprise networks customers.
Customer Care
We believe that providing a superior customer experience improves customer retention and creates opportunities for sale of our advanced services. Our efforts to enhance our customers’ satisfaction include multiple options to resolve questions and access information about their services, a focus on first time resolution of service calls without the need to go to the customer’s residence, and continually improving the performance and reliability of our products and services.
Contact Centers
Our customer care group has multiple contact centers, which are staffed with dedicated customer service, sales, and technical support representatives that are available 24 hours a day, seven days a week, to respond to customer inquiries on all of our products and services. Our virtual contact center technology ensures that the customer care group functions as a single, unified call center, and allows us to effectively manage and leverage resources and reduce answer times through call-routing in a seamless manner.
A web-based service platform is also available to our customers, which allows them to order products via the Internet, review their billing accounts, make payments, receive general and technical support, and utilize self-help tools to troubleshoot technical difficulties. We also have established a presence on certain social networking websites, offering our current and potential customers in our markets another method of contacting us.
Field Operations
Our field operations group is staffed to handle all of our customers’ installation and service needs. Our field technicians utilize a workflow management system that facilitates on-time arrival for customer appointments and first call resolution to avoid repeat service trips and customer dissatisfaction. Field activity is scheduled, routed and accounted for seamlessly, including automated appointment confirmations and real time remote technician dispatching. Our field technicians are equipped with hand-held monitoring tools that determine the real-time quality of service at each customer’s home, and allow us to effectively install new services and efficiently resolve customer reported issues.
Technology
Our cable systems use a hybrid fiber-optic coaxial (“HFC”) design that provides a single platform distribution system, and has proven to be highly flexible in meeting the increasing requirements of our business. The HFC designed network is engineered to accommodate bandwidth management initiatives that provide increased capacity for our advanced products and services without the need for costly upgrades. Our signals are delivered via laser-fed fiber optical cable from control centers known as headends and hubs to individual nodes, and coaxial cable is then connected from each node to the individual homes we serve.
As of December 31, 2010, substantially all our cable distribution network had bandwidth capacity of at least 750 megahertz, which we believe is sufficient to deliver our current array of products and services. However, demand for new services, including additional HDTV channels and DOCSIS 3.0-enabled wideband HSD service will require us to become more efficient with our existing bandwidth capacity. As part of our transition towards an “all-digital” platform, we have been moving video channels from analog to digital transmission, allowing us to deliver the same programming using less bandwidth, which enables us to offer our customers more HDTV channels, faster HSD speeds and other advanced products and services using the reclaimed bandwidth. We have transitioned certain of our cable systems to an “all-digital” format, removing all analog programming and only offering digital video. We plan to transition additional systems to an all-digital format in 2011 and beyond. To take full advantage of the efficiencies associated with digital transmission, we expect most of our cable distribution network will ultimately move to an “all-digital” format, thereby eliminating all analog transmissions.

We have constructed fiber networks which connect about 93% of our service territory, upon which we have overlaid a video transport system which allows these areas to function a single virtual system. Our fiber networks and video transport system give us greater reach from a central location, making it more cost efficient and timely to introduce new and advanced services to customers, helping us reduce equipment and personnel costs, connectivity charges and other expenditures.
Community Relations
We are dedicated to fostering strong relations with the communities we serve, and believe that our local involvement strengthens the awareness of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, under which we provide to about 1,550 schools with free video service and 220 schools with free HSD service. We also provide free cable service to 1,500 government buildings, libraries and not-for-profit hospitals, of which over 135 locations receive free HSD service.
We develop and provide exclusive local programming for our communities, a service that cannot be offered by our primary video competitor, direct broadcast satellite (“DBS”) providers. Several of our cable systems have production facilities with the ability to create local programming, including local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe our local programming helps build brand awareness and customer loyalty in the communities we serve.
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
As of December 31, 2010, we served 491 communities under a cable franchise. These franchises provide for the payment of fees to the issuing authority. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.
All of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities and towards state agencies, such as the various public service commissions that regulate other utilities. As of December 31, 2010, about 72% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.
We have never had a franchise revoked or failed to have a franchise renewed. Furthermore, no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewals will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. The Cable Act also established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Sources of Supply
Programming
We have various fixed-term contracts to obtain programming for our cable systems from suppliers whose compensation is typically based on a fixed monthly fee per customer, subject to contractual escalations. Although most of our contracts are secured directly with the programmer, we also negotiate programming contract renewals through a programming cooperative of which we are a member. In general, we attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.
We also have various retransmission consent arrangements with local broadcast station owners, allowing for carriage of their broadcast television signals on our cable systems. Federal Communications Commission (“FCC”) rules mandate that local broadcast station owners elect either “must carry” or retransmission consent every three years. Historically, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners, or other forms of non-cash compensation. In the most recently completed cycle, greater cash payments and, to a lesser extent, our purchase of advertising time from local broadcast station owners were required to secure their consent.
Programming expenses have historically comprised our largest single expense item, and in recent years such costs have increased substantially more than the inflation rate or the change in the consumer price index, particularly for sports and local broadcast programming. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for greater compensation. While such growth in programming expenses can be partially offset by rate increases to video customers, we expect that our gross video margins will continue to decline as increases in programming costs outpace growth in video revenues.
Set-Top Boxes, Program Guides, Cable Modems and Network Equipment
We purchase set-top boxes, including DVRs, from a limited number of suppliers, principally Motorola Inc. and Pace plc, and lease these devices to subscribers on a monthly basis. We purchase cable modems, routers, switches and other network equipment from a variety of providers, the most significant being Cisco Systems Inc. If we were unable to obtain such equipment from these suppliers, our ability to serve our customers in a consistent manner could be affected, and we may not be able to provide similar equipment in a timely manner.
     HSD and Phone Connectivity
We deliver HSD and phone services through fiber networks that are either owned by us or leased from third parties, and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD and phone traffic received from, and sent over, the provider’s network.
Digital Phone
Under a multi-year agreement between us and Sprint Corporation, Sprint has assisted us in providing phone service by routing voice traffic to and from destinations outside of our network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. In 2010, we initiated a project to transition these services in-house, which we expect to complete in the first half of 2011. As a result of this transition, we will realize lower phone service delivery costs and greater flexibility to develop and provide advanced phone services to meet our customers’ preferences.
Competition
We operate in a competitive business environment, and are subject to significant developments in the marketplace, including rapid technological advances and changes in the regulatory and legislative environment. We have historically faced intense competition from communications and entertainment providers, primarily DBS and certain local telephone companies, many of whom have greater resources than we do. In the past several years, many of these competitors have expanded their service areas and added services and features comparable to ours. We have also faced increasing competition from wireless telephone providers, as many potential phone customers have replaced their wireline phone service with a wireless product.

Recent technological advances may result in greater competition for us in the future, particularly from video services that are delivered over the Internet, also known as “over-the-top” video (“OTTV”). While the majority of OTTV services do not offer a video product comparable to ours, certain premium OTTV services are now available which offer a similar product to our VOD service, for which customers are charged on a monthly subscription or an individual title basis. Our HSD product may face greater competition in the future if a competitively priced wireless data product is made available that offers similar speeds to our HSD product. We are unable to predict the effects, if any, of these advancements on our business.
Direct Broadcast Satellite Providers
DBS providers, principally DirecTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, serving more than 33 million customers nationwide, according to publicly available information. DirecTV and DISH offers packages that include programming substantially similar to ours, including local broadcast signals in most of our markets, over 150 channels of HD programming and exclusive arrangements to provide certain programming which is unavailable to us, including special professional football packages.
DBS providers have operational cost advantages over us, including not being required to pay certain taxes and fees which we incur, particularly franchise fees, and the establishment of a nation-wide brand and marketing platform. While DBS customers have historically paid up-front costs that we do not charge, in recent years such costs have decreased substantially due to aggressive marketing offers to new customers, which may include discounted or free equipment and installation. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which have resulted in video customer losses in our markets.
Due to technological constraints, DBS service has limited two-way interactivity, which restricts their providers’ ability to offer interactive video, HSD and phone services. In contrast, our networks’ full two-way interactivity enables us to deliver true VOD, as well as HSD and phone services over a single platform. In lieu of offering such advanced services, DBS providers have in many cases entered into marketing agreements under which local telephone companies offer DBS service bundled with their phone and HSD services. These synthetic bundles are generally billed as a single package, and from a consumer standpoint appear similar to our bundled products and services.
Local Telephone Companies and other Overbuilders
Our HSD and phone services compete primarily with local telephone companies such as Qwest Inc. and AT&T Inc. Such companies compete with our HSD product by offering digital subscriber line (“DSL”) services, and with our phone product by offering a substantially similar product to that which we offer. In our markets, widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps. We believe the performance, cost savings and convenience of our bundled packages compare favorably with the local telephone companies’ products and services. Historically, local phone companies have been in a better position to offer data services to businesses, as their networks tend to be more complete in commercial areas. However, as we continue to extend our distribution network across business districts in the cities and towns we serve and market our products and services, we expect to capitalize on the potential of small to medium sized commercial and large enterprise markets.
Certain local telephone companies, including AT&T and Centurylink Inc., have built, and are continuing to build, fiber networks with fiber-to-the-node or fiber-to-the-home architecture, enabling them to offer a triple play bundle similar to ours. Such upgraded networks provide video, HSD and phone services that are comparable, and in some cases, superior to ours, with entry prices similar to those we offer. Based on internal estimates, these competitors were actively marketing to approximately 11% of our service territory as of December 31, 2010. Due to the lower home density of our service areas compared to the higher home density of larger metropolitan markets, and the per home passed capital investment associated with constructing fiber networks, we believe that further build-outs into our markets will be a lower priority for the telephone companies.
Our video service also competes with cable systems operating under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or other provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions, or enjoy other advantages such as exemptions from taxes or regulatory requirements, to which we are subject. However, most of these entities were operating prior to our ownership of the affected cable systems, and we believe there has been no significant expansion of such entities in our markets in the past several years.
As of December 31 2010, we believe that various entities are currently offering video service, through wireline distribution networks, to about 30% of our estimated homes passed.
Wireless Communication Companies
In addition to competition from wireline phone service providers, we have faced, and continue to face, increasing competition from wireless phone providers, such as AT&T, Verizon and Sprint. As the usage of wireless phone service has increased, a trend known as “wireless substitution” has developed where certain consumers have chosen a wireless phone provider in lieu of a traditional phone service such as we offer. We expect this trend to continue in the future and, given the recent economic downturn, may accelerate as consumers become more cost conscious.
Many wireless telephone providers also offer a mobile data service for cellular use. With the increasing penetration of advanced mobile devices, including “smartphones,” the use of mobile data services for certain applications is expanding, a trend we believe will continue in the near future. Wireless telephone providers are currently unable to offer a mobile data service that compares with our HSD service in terms of speed and reliability, and few, if any, potential HSD customers have chosen a wireless data product in lieu of our HSD service. However, if technological advances were to lead to a wireless data service comparable to our HSD service, we could experience lower growth rates, or a decline in HSD customers.
Other Competition
Video
The usage of OTTV has increased dramatically in the last several years, as greater downstream speeds offered by Internet providers, including our HSD product, and advances in streaming video technology have enabled content providers a variety of “over the top” distribution outlets. In general, such OTTV content is supported by advertising, and made available to consumers free of charge, including certain programming which is the same, or substantially similar, to that which we offer. Certain OTTV providers, including Netflix Inc., Hulu.com., Amazon.com and Apple Inc., now offer a premium service similar to our VOD product, for which consumers are charged on a monthly subscription or an individual title basis.
Recent advances have also allowed consumers to stream OTTV directly to their television through various electronic devices such as video game consoles and Blu-ray players, resulting in a similar experience to our VOD service. We may face greater video service competition in the future as the usage of OTTV, particularly streamed to consumers’ televisions, continues to grow. While we expect our HSD service to remain the primary provider of Internet service to our video customers, if certain customers were to choose to downgrade, or fully replace our video service with an OTTV product, we could experience meaningful declines in our video revenues.
HSD
The American Recovery Act of 2009 is providing specific funding for broadband development as part of the economic stimulus package. Some of our existing and potential competitors have applied for funds under this program. In a limited number of cases, some of our existing and potential competitors have been approved to receive funds from this program which will allow them to build or expand facilities faster and deploy existing and new services sooner, and to more areas, than they otherwise would.
Phone
Our phone service also competes with national providers of IP-based phone services, such as Vonage, Skype and magicJack, as well as companies that sell phone cards at a cost per minute for both national and international service. Such providers of IP-based phone services do not have a traditional facilities-based network, but provide their services through a consumer’s high-speed Internet connection.

Advertising
We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.
During the past several years, many businesses have allocated a greater part of their advertising spending to Internet based advertising. The recent economic distress has caused lower levels of overall advertising spending, particularly during 2009. While we experienced a rebound in advertising revenues in 2010, if companies continue to allocate more of their spending to Internet based advertising, or overall advertising spending were to further decline, we may face greater competition for advertising revenues.
Employees
As of December 31, 2010, we employed 2,300 full-time and 43 part-time employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
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
The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial educational television stations carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN, and commercial radio stations.
Through December 31, 2014, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.
On March 3, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to explore what action the FCC could take to allow market forces to set retransmission consent fees while still protecting the interests of consumers, identify per se violations of the duty to bargain in good faith, strengthen subscriber notice requirements when negotiations fail and eliminate the FCC’s network non-duplication and syndicated exclusivity rules, which currently restrict the ability of a cable operator to carry certain signals containing duplicative programming, even if the station claiming protection is not carried by the cable operator. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules may have on our business. If the new rules relatively strengthen the negotiating position of broadcasters or impose greater advance notice requirements of a possible termination of our right to carry a signal, that could have an adverse effect on our business.
Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them with terms extending at least until the end of the current retransmission consent election cycle, December 31, 2011.
Availability of Analog Broadcast Signals
Because television broadcasters now deliver signals in digital format only, the FCC mandated that cable operators must ensure that cable subscribers with analog television sets can continue to view that broadcast station’s signal. This created a “dual carriage” requirement for must-carry signals. Cable systems that are not “all-digital” are required until mid-2012 to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. Cable systems that are “all digital” are not required to downconvert must-carry signals into analog and may provide the must-carry signals only in a digital format. Where we have not yet converted systems to “all digital,” the “dual carriage” requirement has the potential of having a negative impact on us because it reduces available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.
For several years, the FCC has had under review a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.
Program Tiering
Federal law requires that certain types of programming, such as the carriage of local broadcast channels and any public, educational or governmental access (“PEG”) channels, to be part of the lowest level of video programming service — the basic tier. In many of our systems, the basic tier is generally comprised of programming in analog format although some programming may be offered in digital format. Migration of PEG channels from analog to digital format frees up bandwidth over which we can provide a greater variety of other programming or service options. During 2008, such migration met opposition from some municipalities, members of Congress and FCC officials. Several communities and one special interest group have petitioned the FCC to restrict the ability of cable operators to migrate PEG channels from analog to digital tiers. The FCC opened a public comment period on these petitions that ended on April 1, 2009, but has not issued any orders resulting from the petitions. We cannot predict the outcome of this proceeding, if any. Any legislative or regulatory action to restrict our ability to migrate PEG channels could adversely affect our ability to provide additional programming desired by viewers.
Tier Buy Through
The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.
Use of Our Cable Systems by the Government and Unrelated Third Parties
The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming and requires most systems to designate a significant portion of its activated channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

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
In 2008, the FCC promulgated regulations which could allow certain leased access users lower cost access to channel capacity on cable systems. Those regulations limit fees to 10 cents per subscriber per month for tiered channels and in some cases potentially no charge, and impose a variety of leased access customer service, information and reporting standards. The United States Office of Management and Budget denied approval of the new rules and a federal court of appeals stayed implementation of the new rules. In July 2008, the federal appeals court agreed at the request by the FCC to hold the case in abeyance until the FCC resolved its issues with the Office of Management and Budget. If implemented as promulgated, these changes will likely increase our costs and could cause additional leased access activity on our cable systems and thereby require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers. We cannot, however, predict whether the FCC will ultimately enact these rules as promulgated, whether it will seek to implement revised rules, or whether it will attempt to implement any new commercial leased access rules.
Access to Certain Programming
In January 2011, as part of its order approving Comcast’s acquisition of a controlling interest in NBC Universal (“Comcast Order”), the FCC specified certain terms and conditions by which Comcast and NBC Universal will be required to provide programming to both traditional multichannel video programming distributors (“MVPDs”), and online video distributors (“OVD”), as well as the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. We cannot, however, predict the net effect of these new program access provisions on our business.
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
Cable Equipment
The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also required MVPDs, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third-party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. In 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“MOU”) in connection with the development of tru2waytm — a national two-way “plug and play” platform; other members of the consumer electronics industry have since joined the MOU.

Since 2007, cable operators have been prohibited from issuing to their customers new set-top terminals that integrate security and basic navigation functions. In 2009, the FCC relaxed this ban by issuing an industry-wide waiver permitting cable operator use of a particular one-way set top box that met its definition of a “low-cost, limited capability” device. The particular box did not support interactive program guides, video-on-demand, or pay-per-view or include high definition or dual digital tuners or video recording functionality. The FCC established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers. In a separate action, specific to another cable operator, the FCC determined that HD output would no longer be considered an advanced capability. Such waivers by the FCC can help to lower the cost and facilitate conversion of cable systems to digital format.
As required by the Child Safe Viewing Act of 2007, the FCC issued a report to Congress in 2009 regarding the existence and availability of advanced technologies that are compatible with various communications devices or platforms to allow blocking of parent selected content. Congress intends to use that information to spur development of the next generation of parental control technology. Additional requirements to permit selective parental blocking could impose additional costs on us. Additionally, the FCC commenced another proceeding to gather information about empowering parents and protecting children in an evolving media landscape. The comment period ended in March 2010. We cannot predict what, if any, FCC action will result from the information gathered.
In a separate 2009 proceeding, the FCC sought specific comment on how it can encourage innovation in the market for navigation devices to support convergence of video, television and IP-based technology. If the FCC were to mandate the use of specific technology for set-top boxes, it could hinder innovation and could impose further costs and restrictions on us.
In April 2010, the FCC issued a NPRM to address perceived shortcomings in CableCARD technology. The NPRM asks whether cable systems should be allowed to deploy certain limited functionality one-way high-definition digital terminal adapters and whether that relief should be available only to systems with limited activated channel capacity, whether operators should be permitted to use switched digital tuning adapters to expand the tuning range of one-way retail devices and require high-definition set-top boxes to deliver video in any industry standard format for use by a wide variety of retail viewing devices. At the same time, the FCC issued a Notice of Inquiry (“NOI”) as part of its review pursuant to its National Broadband Plan that seeks to standardize gateway devices to allow consumer access to all video programming regardless of the MVPD provider. That NOI discusses an “AllVid” gateway device that would be used by all MVPDs by December 31, 2012. The AllVid device would translate network delivery technologies into a standardize video output that could be received by any AllVid retail device. Another adaptor would operate in a similar fashion but deliver the output to a home router for delivery to networked devices. We cannot predict the outcome of these proceedings or what effect they may have on our business. If any new requirements require investment in new gateway devices, which could increase our costs and require capital investment, and any change to technology that could make it easier for consumers to change MVPDs, could have an adverse effect on our business.
Pole Attachment Regulation
The Cable Act requires certain public utilities, including all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a rate formula that became effective in 2001, which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.
This telecommunications services formula, which produces higher maximum permitted attachment rates, applies only to cable systems that elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist rate increases based solely on the delivery of cable modem services over our cable systems. Moreover, as discussed in “State and Local Regulation — Network Neutrality” below, the FCC has proposed reclassifying Internet access service as a Title II telecommunications service which could result in pole owners seeking significantly higher attachment rates from us. In any event, as we continue our deployment of phone and certain other advanced services, utilities may continue to seek to invoke the higher rates.
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
In May 2010, the FCC issued an order that, among other things, clarified the right to use certain types of attachment techniques and held that just and reasonable access to poles pursuant to Section 224 of the Communications Act includes the right of timely access. At the same time, the FCC issued a Further Notice of Proposed Rulemaking (“FNPRM”) in conjunction with implementation of recommendations contained in the FCC’s National Broadband Plan. The FNPRM seeks to lower the attachment rates for telecommunications providers and establish more uniform rates for all attachers; establish timelines for pole attachments and permit the use of contractors where timelines are not met; regulate make-ready charges; create additional rules that could impact attachment contract negotiations; and increase penalties for unauthorized attachments. In October 2010, the FCC sought comment on various petitions for reconsideration filed with respect to the May 2010 order. While we cannot predict the effect that the outcome of the FNPRM or any reconsideration of the order, any change in the computation of pole attachment rates that would increase our pole attachment rate structure could significantly increase our annual pole attachment costs and any rule changes that would increase the difficulty in obtaining pole attachment agreements could also increase our costs and adversely affect our business.
Multiple Dwelling Unit Building Wiring
The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. In 2007, the FCC issued rules voiding existing, and prohibiting future, exclusive service contracts for services to multiple dwelling unit or other residential developments. In 2008, the FCC enacted a ban on the contractual provisions that provide for the exclusive provision of telecommunications services to residential apartment buildings and other multiple tenant environments. In 2009, the United States Court of Appeals for the District of Columbia upheld the FCC’s 2007 order. In March 2010, the FCC affirmed the permissibility of bulk rate agreements and exclusive marketing agreements. The loss of exclusive service rights in existing contracts coupled with our inability to secure such express rights in the future may adversely affect our business to subscribers residing in multiple dwelling unit buildings and certain other residential developments.
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
In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending the compulsory satellite license authority for an additional five years, and again in 2010 extending that authority through 2014. In its 2008 Report to Congress, the Copyright Office recommended abandonment of the current cable and satellite compulsory licenses. In March 2010, Congress passed legislation that requires the Copyright Office, in consultation with the FCC, to issue a report to Congress containing proposed mechanisms, methods, and recommendations on how to implement a phase-out of both the cable and satellite compulsory licenses. On March 3, 2011, the Copyright Office released a NOI seeking comment on: (1) marketplace mechanisms to replace the statutory license, such as sublicensing, private licensing and collective licensing; (2) implementation of market-based licensing practices; and (3) any legislative and/or regulatory actions that would be necessary in order to implement the recommended changes. The NOI suggests a number of alternative licensing mechanisms that would require procuring the licenses directly from broadcast station owners, each content owner or some type of collective agent. Any of these mechanisms could make procurement of copyright licenses more costly and/or more difficult to procure. The legislation also requires the Comptroller General to conduct a study and issue a report to Congress that considers the impact such a phase-out and related changes to carriage requirements would have on consumer prices and access to programming. We cannot predict whether Congress will eliminate the cable compulsory license. Elimination of the cable compulsory license could, however, increase our costs of obtaining broadcast programming.
In 2010, Congress modified the cable compulsory license reporting and payment obligations with respect to the carriage of multiple streams of programming from a single broadcast station and clarified that cable operators need not pay for distant signals carried only in portions of the cable system as if they were carried everywhere in the system (commonly referred to as “phantom signals”). The legislation also provides copyright owners with the ability to independently audit cable operators’ statement of accounts filed in 2010 and later. We cannot predict what impact it may have, if any, on our business.
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
Privacy and Data Security
The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies, including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In 2009, a federal appellate court upheld an FCC regulation that requires phone customers to provide “opt-in” approval before certain subscriber information can be shared with a business partner for marketing purposes. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.
During 2008, several members of Congress commenced an inquiry into the use by certain cable operators of a third-party system that tracked activities of subscribers to facilitate the delivery of advertising more precisely targeted to each household, a practice known as behavioral advertising. In 2009, the Federal Trade Commission issued revised self-regulatory principles for online behavioral advertising.
In March 2010, the FCC released recommendations regarding broadband privacy in its National Broadband Plan. These recommendations included requiring greater transparency regarding consumer disclosures of personal data practices and consumer informed consent for such uses as well as consumer control over uses. The FCC recommended collaboration with the Federal Trade Commission and Congress to develop these requirements.
In December 2010, the FTC staff issued a preliminary report proposing, but not imposing, a normative framework for the protection of consumer privacy that departs from the traditional notice-and-choice model. Among the FTC report’s recommendations includes adoption of “privacy by design” to build-in data security measures into everyday business practices, allowing customers to elect “do not track” status prohibiting information collection, greater transparency of data collection practices through disclosures that would allow comparison of practices across sites, access to data collected about them and education efforts by stakeholders about commercial data practices and choices available to them. Moreover, privacy legislation is regularly introduced in Congress to address these and similar concerns including at least one “do not track” bill in February 2011. We cannot predict if there will be additional regulatory action or whether Congress will enact legislation, whether legislation would impact our existing privacy-related obligations under the Cable Act or any impact on any of the services that we provide. Future federal and/or state laws may also cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our HSD service, increase our costs of providing such service, impair the ability to access potential future advertising revenue streams or have other adverse effects on our business, financial condition and results of operations.
Small Cable Operator Provisions
The federal regulatory framework includes limited provisions for certain lessened regulation or special benefits for qualifying smaller cable operators. Historically, these provisions have been limited to cable operators with 400,000 or fewer subscribers. In the Comcast Order, the FCC enacted special bargaining and commercial arbitration provisions for cable operators with 1.5 million or fewer subscribers seeking to acquire Comcast or NBC Universal programming. This represents the first time that the FCC has recognized the need for special provisions for a cable operator our size and larger.
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
Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. All of the states in which we operate make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.
HSD Service
Federal Regulation
In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service and determined that gross revenues from such services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet service providers. The FCC has an ongoing rulemaking process to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. Moreover, as discussed in “State and Local Regulation — Network Neutrality” below, the FCC has proposed reclassifying Internet access service as a Title II telecommunications service. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.
Network Neutrality
In 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding Internet services. According to the policy statement, consumers are entitled to: access the lawful Internet content of their choice; run applications and services of their choice, subject to the needs of law enforcement; connect their choice of legal devices that do not harm the network; and enjoy competition among network providers, application and service providers, and content providers. These principles are generally referred to as “network neutrality.” In 2008, the FCC took action against another cable provider after determining that the network management practices of that provider violated the FCC’s Internet Policy Statement by, among other things, allegedly managing user bandwidth consumption by identifying and restricting the applications being run and the actual bandwidth consumed. This decision may establish de facto standards that limit the network management practices that cable operators use to manage bandwidth consumption on their networks. In April 2010, the United States Court of Appeals for the District of Columbia held that the FCC exceeded its authority, reversing that decision. In June 2010, the FCC commenced a NOI regarding its authority to regulate broadband Internet access. The NOI suggested three ways to assert such regulation, including classifying broadband Internet access as a Title II telecommunications service and forbearing from enforcing many of the Title II regulations.
In December 2010, the FCC, citing authority under Section 706 of the Telecommunications Act of 1996, adopted comprehensive broadband Internet network neutrality rules, including requiring transparency of disclosures to consumers of commercial terms, performance and network management practices; preventing blocking of lawful content, applications and services; and preventing unreasonable discrimination in the transmission of lawful Internet traffic. Although the prohibitions on blocking and interference are subject to reasonable network management practices, the FCC did not provide definitive guidance or safe harbors as to what actions constitute such practices. Rather, the FCC has opted to trade clarity for flexibility by further developing what constitutes reasonable network management practices on a complaint-driven case-by-case evaluation of actual practices. The rules will take effect 60 days after approval by the Office of Management and Budget. On January 20, 2011, Verizon Communications filed a challenge to the rules in the United States District Court of Appeals for the District of Columbia claiming, among other things, that the action exceeded the FCC’s authority and that the enactment was arbitrary and capricious. Legislation has been introduced in Congress to prevent the FCC from using any appropriated funds for the implementation or enforcement to these new regulations. We cannot predict how the FCC will implement and enforce these new rules which could have a negative impact on our business. We also cannot predict the outcome of any pending proceedings or legislation or the impact that such outcomes could have on our business.
National Broadband Plan
In March 2010, the FCC delivered to Congress the National Broadband Plan (“Plan”) as required by the American Recovery and Reinvestment Act. The Plan seeks to ensure that all people of the United States have access to affordable broadband capability; connect 100 million households to affordable 100 Mbps service; provide access to 1 Gbps service to community anchor institutions; increase mobile innovation by making 500 MHz of spectrum newly available; increase broadband adoption rates from 65 percent to 90 percent; transition Universal Service Fund (“USF”) support from providing a legacy high-cost telephone subsidy to instead supporting affordable broadband in rural communities; enhancing public safety by ensuring first responder access to a nationwide, wireless interoperable public safety network and ensure that all consumers can track and manage their real-time energy consumption via broadband connectivity. The Plan includes more than 60 key actions, proceedings, and initiatives the FCC intends to undertake. The FCC proposes a variety of incentives to spur private investment in broadband deployment, including the repurposing of certain USF monies. The Plan calls for closing the gap between the telecommunications and cable pole attachment rates (see discussion under “Cable System Operations and Cable Services: Pole Attachments”), new rules affecting set-top boxes (see discussion under “Cable System Operations and Cable Services: Cable Equipment”), efforts to increase the transparency of privacy practices to consumers and gaining informed consent from consumers for information collection (see discussion under “Cable System Operations and Cable Services: Privacy and Data Security”) and standardization of technical measures of broadband performance (speed) and disclosure requirements to consumers. The Plan also recommends stronger cybersecurity protections and defenses by HSD providers as well as increased reporting obligations. In July 2010, the FCC, in conjunction with its implementation of the National Broadband Plan, issued a Public Notice to seek comment on whether to impose strict “network outage reporting” requirements for certain outages of 30 minutes or more on broadband Internet service providers. We cannot predict what, if any, requirements will be placed on our provision of HSD services or our operation of HSD facilities or what impact the Plan and the related FCC rulemakings and actions by other regulatory agencies or Congress will ultimately have on our business or what advantages may be given to services that may compete with ours.
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
In 2009, the FCC issued a letter to another cable provider of VoIP service that could signal a shift in the regulatory classification of VoIP service. In that letter, the FCC questioned whether the segregation of VoIP for bandwidth management purposes would make it a facilities-based provider of telecommunications services and thus subject to common carrier regulation. We cannot predict how or if these issues will be resolved.
Federal regulatory obligations
Over the past several years, the FCC has begun to apply traditional landline telephone provider regulations to VoIP services. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. Since 2007, the FCC has required interconnected VoIP providers, such as us, to pay regulatory fees based on revenues reported on the FCC Form 499A at the same rate as interstate telecommunications service providers. The FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, Customer Proprietary Network Information (“CPNI”), local number portability, disability access, and Form 477 (subscriber information) reporting obligations. The FCC has issued a FNPRM with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. In April 2010, the FCC issued a NOI and a NPRM that would transition high-cost program funds from analog telephony to the provision of broadband services. In July 2010, the FCC, in conjunction with its implementation of the National Broadband Plan, issued a Public Notice to seek comment on whether to impose strict “network outage reporting” requirements for certain outages of 30 minutes or more on VoIP service providers. Simultaneously, the FCC issued a proposed $600,000 forfeiture against a competitive local exchange provider for untimely filing of outage reports. It is unknown what conclusions or actions the FCC may take or the effects on our business.
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
We operate in a highly competitive business environment and, in some instances, face competitors with greater resources and operating capabilities, fewer regulatory burdens, easier access to financing, more brand name recognition and long-standing relationships with regulatory authorities and customers. Historically, our principal competitors have been DBS providers and local telephone companies. Recently, we have also faced meaningful competition for our phone service from wireless phone providers, and for our video service from advances in OTTV content and delivery options that may lead to greater video competition going forward.
DBS providers, principally DirecTV and DISH, are our most significant video competitors. We have lost a significant number of video customers to DBS providers in the past, and expect to continue to face substantial levels of competition from them. DBS providers generally offer promotional marketing campaigns in which they offer video service packages at a price point much lower than our comparable offering. In some cases, DBS providers will enter marketing agreements under which local telephone companies sell DBS service bundled with their HSD and phone services to replicate a product similar to our triple play. Certain local telephone companies, including AT&T and Centurylink, have deployed fiber networks in approximately 11% of our service area, giving them the capability to offer a substantially similar product to our triple play. We believe that further expansions into most of our markets will be a lower priority for the telephone companies; however, we could face increased competition for video customers if they were to continue to build into our service areas. Also, if OTTV content providers were to deliver content that consumers accepted as an adequate, if not preferable, replacement to our video service, we may face further competition for video customers.
Our HSD service primarily faces competition from local telephone companies such as Qwest and AT&T, who compete with our HSD service by offering DSL services. As widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps, our HSD service is generally superior in these markets. However, certain local telephone companies have constructed fiber networks to the home or to the neighborhood, similar to our own, that allow them to offer a product similar in terms of performance to our HSD service. If further build-outs of such fiber networks were to occur in our service areas, we could face increased competition for HSD customers. Many wireless phone providers offer a wireless data service, and technological advances have increased, and we expect will continue to increase, the speed and reliability of such service. While such wireless data services are not currently comparable to our HSD service, if wireless phone providers were to offer a competitively priced wireless data service that offered similar speeds to our HSD service, we could face further competition for HSD customers.
Our phone service mainly faces competition for phone customers from local telephone companies and wireless telephone service providers. In recent years, a trend known as “wireless substitution” has developed where certain customers have chosen to utilize a wireless telephone service as their sole phone provider. We expect this trend to continue in the future and, given the recent economic downturn, may accelerate as consumers become more cost conscious.
We are unable to predict the effects that competition may have on our business. Competition has caused us to experience lower revenues through the loss of customers or greater than usual levels of discounted pricing, higher levels of advertising and marketing expenses and additional capital expenditures as a result of customer churn. A continuation, or worsening, of such competitive factors as discussed above could adversely affect our business, financial condition and results of operations.
Weak economic conditions may adversely impact our business, financial condition and results of operations.
Continuing weakness in employment, as well as lower levels of consumer confidence and demand, has impacted our business. As a result, many of our customers have faced greater pressure to downgrade their current level of service, or discontinue some, or all of their services taken. In addition, poor housing markets have resulted in fewer customers moving and constrained new home construction, resulting in lower new customer growth. As most of our revenues are provided by residential customers, if such conditions were to worsen or fail to demonstrate any improvement, we may experience further customer losses or downgrades in service, and our results of operations may be adversely affected.
The continuing increases in programming costs may have an adverse affect on our results of operations.
Video programming expenses have historically been our largest single expense item, and in recent years we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, our video gross margins may continue to decline if they cannot be fully offset, which may have an adverse affect on our results of operations.
Greater levels of OTTV usage may have an adverse affect on our results of operations.
OTTV usage rates have dramatically increased, and may continue to grow at a meaningful pace. If our customers were to choose an OTTV service to partially or fully replace our video service, we may experience lower video revenues as a result. We may also incur additional marketing costs to compete for and retain consumers in our markets as a result of greater competition for video customers. We may also recognize additional HSD service costs or capital expenditures, as greater levels of OTTV streaming will cause additional bandwidth charges and network requirements. If the usage of OTTV were to continue to grow at a significant rate, we may experience lower revenues and greater expenses in the future, which may have an adverse affect on our results of operations.
We may be unable to keep pace with rapid technological change that could adversely affect our business and our results of operations.
We operate in a rapidly changing technological environment and our success depends, in part, on our ability to enhance existing or adopt new technologies to maintain or improve our competitive positioning. If we are unsuccessful in keeping pace with future technological developments, or if we fail to choose technologies that allow us to offer products and services that are sought by our customers, and which are cost efficient for us, we may experience customer losses and our results of operations may be adversely affected.
We may be unable to secure necessary hardware, software, telecommunications and operational support that may impair our ability to provision and service our customers and adversely affect our business.
Third-party firms provide some of the components used in delivering our products and services, including digital set-top converter boxes, DVRs and VOD equipment; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber optic cable and construction services for expansion and upgrades of our networks and cable systems; and our customer billing platform. Some of these companies may have leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. As a result, our operations depend on a successful relationship with these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events, could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories, and therefore any delays in our ability to obtain equipment could impact our operations. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards, or that are compatible with other equipment and software that we use, could also negatively affect our ability to effectively provision and service our customers. We currently have outsourcing arrangements with certain telephony providers in connection with our provision of HSD and telephony services and are in the process of transitioning our telephony services to an in-house platform. Unexpected delays or disruptions in the transition process may adversely affect our customers and our business.

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such systems and technologies, or in our ability to transition from one system to another, could have a material adverse affect on our business, financial condition and results of operations.
Because of the importance of network and information systems and other technologies to our business, any events affecting these systems and technologies could have a devastating impact on our business. These events could include computer hacking, computer viruses, worms or other disruptive software, process breakdowns, denial of service attacks and other malicious activities or any combination of the foregoing; and natural disasters, power outages and man-made disasters. Such occurrences may cause service disruptions, loss of customers and revenues and negative publicity, which may result in significant expenditures to repair or replace the damaged infrastructure, or protect from similar occurrences in the future. We may also be negatively affected by the illegal acquisition and dissemination of data and information, including customer, personnel, and vendor data, and this may require us to expend significant resources to remedy any such security breach.
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
Our success is substantially dependent upon the retention of, and the continued performance by, Mediacom’s key personnel, including Rocco B. Commisso, Mediacom’s Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result if Mr. Commisso ceases to be Mediacom’s Chairman and Chief Executive Officer, or if he and his designees do not constitute a majority of our Executive Committee. We do not currently maintain key man life insurance on Mr. Commissso or other key personnel. If any of Mediacom’s key personnel ceases to participate in our business and operations, it could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Financial Condition
We are exposed to risks caused by disruptions in the capital and credit markets, which could have an adverse affect on our business, financial condition and results of operations.
We rely on the capital markets for senior note offerings, and the credit markets for bank credit arrangements, to meet our financial commitments and liquidity needs. Recently, the U.S. economy fell into a deep recession, with major downturns in financial markets. While the capital and credit markets have recovered, future disruptions in such markets could limit our ability to access new debt financings or refinancings, and cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments, or subjecting us to greater credit risk with respect to our interest rate exchange agreements. We are unable to predict future movements in the capital and credit markets or the underlying effects on our results of operations.
We have substantial debt, we are highly leveraged and we have significant interest payments and debt repayments, which could limit our operational flexibility and have an adverse affect on our financial condition and results of operations.
As of December 31, 2010, our total debt was approximately $1.865 billion. Giving pro forma effect to the Going Private Transaction, as of the same date, our total debt would have been approximately $2.065 billion. Because of our substantial indebtedness, we are highly leveraged and will continue to be so. Our overall leverage could:
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
Our debt service obligations require us to use a large portion of our revenues and cash flows to pay principal and interest, reducing our ability to finance our operations, capital expenditures and other activities. Outstanding debt under our bank credit facility has a variable rate of interest determined by either the London Interbank Offered Rate (“LIBOR”), or the Prime rate, chosen at our discretion, plus a margin, which varies depending on certain financial ratios as defined in the credit agreement governing our bank credit facility (the “credit agreement”). If such variable rates were to increase, or if we were to incur additional indebtedness, we may be required to pay additional interest expense, which would have an adverse affect on our results of operations.
We believe that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during each of the years ending December 31, 2011 through December 31, 2014 of $14.0 million. However, in the longer term, specifically 2015 and beyond, we will not generate enough cash to satisfy our maturing term loans and senior notes. Accordingly, we will have to refinance existing obligations to extend maturities, or raise additional capital through debt or equity issuances or both. There can be no assurance that we will be able to refinance our existing obligations or raise any required additional capital or to do so on favorable terms. If we do not successfully accomplish these tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. Failure to make capital investments in our business could materially and adversely affect our ability to compete effectively.

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
The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations and from borrowing under their bank credit facility. The ability of our operating subsidiaries to make funds available to us in the form of dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing our bank credit facility. If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raise additional capital through debt or equity issuance, or both. If we were not able to successfully accomplish those tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition, results of operations and liquidity.
A default under our bank credit facility or senior notes could result in an acceleration of our indebtedness and other material adverse effects.
The credit agreement contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of December 31, 2010, the principal financial covenant of the credit agreement required compliance with a senior leverage ratio (as defined) of no more than 6.0 to 1.0 at any time. The indenture governing our senior notes contains various covenants, though they are generally less restrictive than those found in our credit facility. As of such date, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum total leverage ratio (as defined) of 8.5 to 1.0. See Note 5 in our Notes to Consolidated Financial Statements.
The breach of any of these covenants could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit facility could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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
Although we reported net income for the years ended December 31, 2010, 2009, and 2008, we have a history of net losses, and we may report net losses in the future. In general, our net losses have principally resulted from depreciation and amortization expenses associated with our acquisitions and capital expenditures related to expanding and upgrading of our cable systems, interest expense and other financing charges related to our indebtedness, and net losses on derivatives. If we were to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.
Impairment of our goodwill and other intangible assets could cause significant losses.
As of December 31, 2010, we had approximately $1.4 billion of unamortized intangible assets, including goodwill of $196.0 million and franchise rights of $1.2 billion on our consolidated balance sheets. These intangible assets represented approximately 59% of our total assets.
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
We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the In-use Excess Earnings DCF methodology to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.
Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. However, significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairment could be significant and could have an adverse effect on our business, financial condition and results of operations. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant noncash operating loss. Our annual impairment analysis was performed as of October 1, 2010 and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.
Risks Related to Legislative and Regulatory Matters
Changes in government regulation could adversely impact our business.
The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The FCC’s comprehensive implementation of changes under its National Broadband Plan, in addition to increasing our costs, may provide advantages to our competitors by subsidizing their costs, providing them with regulatory advantages and/or lowering barriers to entry. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”
Restrictions on how we tier or package video programming selections could adversely impact our business.
Congress may consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time. See “Business — Legislation and Regulation — Content Regulations — Program Tiering.”
The new program access mandates of the FCC’s Comcast Order may help our competitors more than it may benefit us.
Although the program access provisions related to Comcast and NBC Universal programming may provide benefits to us in the form of lower programming costs and access to online distribution rights should we decide to provide distribution of video services over the Internet, those provisions may provide our competitors greater advantages. Not only do the new provisions benefit traditional competing MVPDs, but they may vastly expand the quantity of mainstream programming available to OVDs. More robust OVD offerings may have greater appeal to our current or prospective video subscribers. We cannot predict the impact such provisions may have on our business, but the lowering of costs to our competitors and the increased availability of online delivery of content could adversely affect our business. See “Business — Legislation and Regulation — Content Regulations — Access to Certain Programming.”
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
Our cable systems are operated under non-exclusive franchises. As of December 31, 2010, we believe that various entities are currently offering video service, through wireline distribution networks, to about 30% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — State and Local Regulation — Franchise Matters.”
Changes in carriage requirements could impose additional cost burdens on us.
Any change that increases the amount of content that we must carry on our cable systems can adversely impact our business by increasing our costs and limiting our ability to carry other programming more valued by our subscribers or limit our ability to provide other services. For example, if we are required to carry more than the primary stream of digital broadcast signals or if the FCC regulations are put into effect that require us to provide either very low cost or no cost commercial leased access, our business would be adversely affected. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Content Regulations.”

Pending FCC and court proceedings could adversely affect our HSD service.
The regulatory status of providing HSD service by cable companies remains uncertain. Should the FCC reclassification of Internet access service as a regulated Title II telecommunications service could impose significant new regulatory burdens and costs. Moreover, the FCC’s actions to impose network neutrality obligations on our HSD service could add regulatory burdens, further restrict the methods we may employ to manage the operation of our network, increase our costs and may require us to make additional capital expenditures, thus adversely affecting our business. Moreover, if the FCC’s jurisdiction to regulate broadband Internet access is upheld by the court, the type of jurisdiction found to exist may permit even more expansive and invasive regulation of our HSD service. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”
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
Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Significant change to the FCC’s long-standing pole attachment “cable rate” formula, increases in pole attachment costs as a result of our provision of Internet, VoIP or other services could increase our pole attachment costs. Any increase in the cable rate formula or changes that would make it more difficult for us to obtain pole attachment agreements could increase our pole attachment costs and slow our ability to expand or upgrade our systems. Moreover, should the FCC reclassify our Internet access service as a Title II telecommunications service, pole owners may seek to impose higher telecommunications rates on our attachments, thereby potentially significantly increasing our costs. Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Pole Attachment Regulation.”
Changes in compulsory copyright regulations could significantly increase our license fees.
If Congress either eliminates the current cable compulsory license or enacts the proposed revisions to the Copyright Act, the elimination could impose increased costs and transactional burdens or the revisions could impose oversight and conditions that could adversely affect our business. Additionally, the Copyright Office’s implementation of any such legislative changes could impose requirements on us or permit overly intrusive access to financial and operational records. Any future decision by Congress to eliminate the cable compulsory license, which would require us to obtain copyright licensing of all broadcast material at the source, would impose significant administrative burdens and additional costs that could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Copyright.”
Risks Related to Mediacom’s Chairman and Chief Executive Officer’s Controlling Position
Mediacom’s Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.
As a result of the Going Private Transaction, Mediacom is wholly-owned by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result if Mr. Commisso ceases to be Mediacom’s Chairman and Chief Executive Officer, or if he and his designees do not constitute a majority of our Executive Committee. A change in control could result in a default under our debt arrangements, could require us to offer to repurchase our senior notes at 101% of their principal amount, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit Mediacom’s further utilization of net operating losses for income tax purposes. Any of the foregoing results could adversely affect our results of operations and financial condition.

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
Between June 3, 2010 and June 10, 2010, three purported class actions lawsuits were filed against Mediacom and its individual directors, including Mr. Commisso, all in the Court of Chancery of the State of Delaware (which we refer to as the “Delaware Court”), under the captions Colleen Witmer v. Mediacom Communications Corporation, et al., J. Malcolm Gray v. Mediacom Communications Corporation, et al. and Haverhill Retirement System v. Mediacom Communications Corporation, et al. The lawsuits were subsequently consolidated for all purposes in the Delaware Court of Chancery under the caption In Re Mediacom Communications Corporation Shareholders Litigation. On January 4, 2011, a Second Verified Consolidated Amended Class Action Complaint was filed that alleges, among other things, that the defendant directors breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private, including among other things their fiduciary duty of disclosure, and that Mediacom, Mr. Commisso and JMC Communications LLC aided and abetted such breaches. The plaintiffs seek injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
On November 18, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the Supreme Court of the State of New York, Orange County, under the caption Wendy Kwait v. Mediacom Communications Corporation, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with

Mr. Commisso’s proposal to take Mediacom private and that Mediacom and Mr. Commisso aided and abetted such breaches. The plaintiffs seek injunctive relief, rescission of the transaction or rescissory damages.
On November 29, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Thomas Turberg v. Mediacom Communications Corporation, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private and that Mediacom and JMC Communications LLC aided and abetted such breaches. The plaintiffs seek injunctive relief and damages.
On December 10, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Ella Mae Pease v. Rocco Commisso, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private; that Mediacom, Mr. Commisso and JMC Communications LLC aided and abetted such breaches; and that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs seek declaratory and injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages, profits and special benefits.
The director defendants, Mediacom, JMC Communications LLC and Mr. Commisso, as defendants in the foregoing actions, have reached an agreement in principle with the plaintiffs in all of the foregoing actions providing for the settlement of the actions on the terms and subject to the conditions set forth in a memorandum of understanding (the “MOU”), which terms include, but are not limited to, a settlement payment made by Mediacom on behalf of and for the benefit of the parties to the actions in the amount of $0.25 per share for each share of Mediacom common stock held by the plaintiff class as of March 4, 2011. If the settlement becomes effective, the settlement payment to the plaintiff class will be reduced by any attorneys’ fees and expenses awarded to plaintiffs’ counsel. The settlement is subject to, among other things, the execution of definitive settlement documentation and the approval of the Delaware Court. We may have to distribute cash to MCC to partially fund the settlement. Upon effectiveness of the settlement, the actions will be dismissed with prejudice and all claims under federal and state law that were or could have been asserted in the actions or which arise out of or relate to the Going Private Transaction will be released.
The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the aforementioned actions or that they have engaged in any wrongdoing. The defendants have entered into the MOU to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
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
In the table below, we provide selected historical consolidated statement of operations data and cash flow data for the years ended December 31, 2006 through 2010 and balance sheet data as of December 31, 2006 through 2010, which are derived from our audited consolidated financial statements (except other data and operating data).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006(10)
	(Amounts in thousands, expect per share data and operating data)

Statement of Operations Data:
Revenues	$847,661	$833,843	$786,035	$727,462	$681,243
Costs and expenses:
Service costs	354,011	340,632	318,040	298,103	270,396
Selling, general and administrative expenses	168,938	166,079	168,337	159,314	151,538
Management fee expense — parent	15,775	15,487	15,076	13,371	12,647
Depreciation and amortization	130,066	116,048	113,634	116,678	107,152

Operating income	178,871	195,597	170,948	139,996	139,510
Interest expense, net	(112,106)	(112,474)	(113,846)	(120,673)	(109,869)
Loss on early extinguishment of debt	—	—	—	—	(31,207)
Gain on sale of cable systems, net	—	—	—	2,249	—
(Loss) gain on derivatives, net	(14,703)	16,717	(31,030)	(12,946)	(8,718)
Other expense, net	(2,230)	(5,000)	(5,409)	(3,352)	(4,954)

Net income (loss)	$49,832	$94,840	$20,663	$5,274	$(15,238)

Balance Sheet Data (end of period):
Total assets	$2,329,690	$2,343,835	$2,444,113	$2,368,687	$2,324,799
Total debt	$1,865,000	$1,855,000	$1,796,000	$1,709,533	$1,596,243
Total stockholders’ equity	$120,047	$147,928	$296,463	$320,190	$415,355
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$250,477	$212,238	$131,619	$71,063	$64,411
Investing activities	$(141,946)	$(125,620)	$(138,839)	$(112,743)	$(103,217)
Financing activities	$(87,084)	$(90,444)	$13,646	$38,737	$43,683
Other Data:
Adjusted OIBDA(1)	$310,268	$312,842	$285,396	$257,631	$247,914
Adjusted OIBDA margin(2)	36.6%	37.5%	36.3%	35.4%	36.4%
Ratio of earnings to fixed charges and preferred dividends(3)	1.22	1.56	1.01	—	—
Operating Data: (end of period)
Estimated homes passed(4)	1,520,000	1,514,000	1,484,000	1,476,000	1,474,000
Basic subscribers(5)	663,000	690,000	717,000	720,000	751,000
Digital customers(6)	409,000	378,000	355,000	317,000	304,000
HSD customers(7)	459,000	428,000	400,000	359,000	320,000
Phone customers(8)	175,000	152,000	134,000	106,000	71,000
RGUs(9)	1,706,000	1,648,000	1,606,000	1,502,000	1,446,000

(1)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

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

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Adjusted OIBDA	$310,268	$312,842	$285,396	$257,631	$247,914
Non-cash, share-based compensation charges(a)	(1,331)	(1,197)	(814)	(957)	(1,252)
Depreciation and amortization	(130,066)	(116,048)	(113,634)	(116,678)	(107,152)

Operating income	$178,871	$195,597	$170,948	$139,996	$139,510

(a)	Includes approximately $26, $8, $9, $10 and $206 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, related to the issuance of other share-based awards.

(2)	Represents Adjusted OIBDA as a percentage of revenues. See Note 1 above.

(3)	The ratio of earnings to fixed charges and preferred dividends was 1.22, 1.56 and 1.01 for the years ended December 31, 2010, 2009 and 2008, respectively. Earnings were insufficient to cover fixed charges and preferred dividends by $13.7 million and $34.0 million for the years ended December 31, 2007 and 2006, respectively. Refer to Exhibit 12.1 to this Annual Report for additional information.

(4)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

(5)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. This conversion method is generally consistent with the methodology used in determining payments to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(6)	Represents customers receiving digital video services.

(7)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(8)	Represents customers receiving phone service. Small to medium-sized commercial accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(9)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(10)	Effective January 1, 2006, we adopted ASC 718 — Compensation — Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R) — Share-Based Payment). See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). MCC is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer our primary services of video, HSD and phone, which we refer to as our “triple-play” bundle, over a single communications platform, a significant advantage over most competitors in our service areas.
As of December 31, 2010, we offered our triple-play bundle to approximately 97% of our estimated 1.52 million homes passed in seven states. As of the same date, we served approximately 663,000 basic subscribers, 409,000 digital video customers, 459,000 HSD customers and 175,000 phone customers, aggregating 1.71 million revenue generating units (“RGUs”).
Our basic and digital video services compete principally with direct broadcast satellite (“DBS”) companies, and we continue to face significant levels of price competition from these providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are generally unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies and with cellular phone services offered by national wireless providers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. As a result of weak economic conditions and significant price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, resulting in a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. A continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
2010 Developments
     New Financing
On April 23, 2010, we completed a financing transaction (the “new financing”) that provided for a new term loan in the aggregate principal amount of $600 million under our existing bank credit facility (the “credit facility”). The net proceeds from the new term loan were used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. See “Liquidity and Capital Resources — Capital Structure — New Financing” below and Note 5 in our Notes to Consolidated Financial Statements for more information.
     Going Private Transaction
On November 12, 2010, Mediacom entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Mediacom, JMC Communications LLC (“JMC”) and Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC (the “Going Private Transaction”). Pursuant to the Merger Agreement, among other things, each share of Mediacom common stock (other than shares held by Mr. Commisso, JMC, or any of their respective affiliates, shares held in treasury by

Mediacom and shares held by stockholders who have perfected their appraisal rights under Delaware law) would be converted into the right to receive $8.75 in cash upon stockholder approval of the Merger Agreement.
At a special meeting of stockholders on March 4, 2011, Mediacom’s stockholders voted to adopt the Merger Agreement and, on the same date, the Going Private Transaction was closed. As a result, JMC was merged with and into Mediacom, with Mediacom continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso. The Going Private Transaction consideration was approximately $367 million, and was funded, in part, by distributions to Mediacom by us, consisting of $200 million of drawdowns under our revolving credit facility and cash on hand, with the balance funded by Mediacom LLC.
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
If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. We expect advertising revenues to continue to stabilize during 2011, given potentially improving economic conditions.
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
Management fee expenses reflect compensation paid to Mediacom for the performance of services it provides our operating subsidiaries in accordance with management agreements between Mediacom and our operating subsidiaries.
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

Actual Results of Operations
On February 11, 2009 (the “transfer date”), our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC. As part of the Transfer Agreement, we exchanged cable systems with Mediacom LLC (the “Asset Transfer”) whose results of operations were substantially similar for the years ended December 31, 2009 and 2008. The net effects of the Transfer Agreement were the addition of 3,700 basic subscribers and the reduction of 1,000 digital customers, 1,000 HSD customers and 600 phone customers. Such effects on discussions of subscriber and customer gains and losses are referred to as the “effect of the Transfer Agreement.”
In accordance with ASC 805, the cable systems we received from Mediacom LLC under the Transfer Agreement were recorded as a business under common control, and therefore we recorded the results of operations of such systems as if the transfer date was January 1, 2009. We recognized an additional $5.3 million in revenues and $1.7 million of net income, for the period January 1, 2009 through the transfer date, because we recorded the results of operations for the cable systems we received as part of the Asset Transfer, as if the transfer date was January 1, 2009. Instances where the inclusion of such results of operations of these transferred cable systems may affect comparisons to the prior year’s results are referred to as “related to the Asset Transfer.”
For more information, see Note 8 in our Notes to Consolidated Financial Statements.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The tables below set forth our consolidated statements of operations for the years ended December 31, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM).

	Year Ended December 31,
	2010	2009	$ Change	% Change

Revenues	$847,661	$833,843	$13,818	1.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	354,011	340,632	13,379	3.9%
Selling, general and administrative expenses	168,938	166,079	2,859	1.7%
Management fee expense	15,775	15,487	288	1.9%
Depreciation and amortization	130,066	116,048	14,018	12.1%

Operating income	178,871	195,597	(16,726)	(8.6)%
Interest expense, net	(112,106)	(112,474)	368	(0.3)%
(Loss) gain on derivatives, net	(14,703)	16,717	(31,420)	NM
Other expense, net	(2,230)	(5,000)	2,770	(55.4)%

Net income	$49,832	$94,840	$(45,008)	(47.5)%

Adjusted OIBDA	$310,268	$312,842	$(2,574)	(0.8)%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$310,268	$312,842	$(2,574)	(0.8)%
Non-cash, share-based compensation charges(1)	(1,331)	(1,197)	(134)	11.2%
Depreciation and amortization	(130,066)	(116,048)	(14,018)	12.1%

Operating income	$178,871	$195,597	$(16,726)	(8.6)%

(1)	Included approximately $26 and $8 for the years ended December 31, 2010 and 2009, respectively, related to the issuance of other share-based awards.

Revenues
The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Year Ended
	December 31,
	2010	2009	$ Change	% Change

Video	$518,142	$532,711	$(14,569)	(2.7)%
HSD	214,103	198,200	15,903	8.0%
Phone	64,392	60,600	3,792	6.3%
Advertising	51,024	42,332	8,692	20.5%

Total	$847,661	$833,843	$13,818	1.7%

	Year Ended December 31,		Increase
	2010	2009	(Decrease)	% Change

Basic subscribers	663,000	690,000	(27,000)	(3.9)%
Digital customers	409,000	378,000	31,000	8.2%
HSD customers	459,000	428,000	31,000	7.2%
Phone customers	175,000	152,000	23,000	15.1%

RGUs (1)	1,706,000	1,648,000	58,000	3.5%

Average total monthly revenue per basic subscriber (2)	$104.42	$98.77	$5.65	5.7%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the year divided by total average basic subscribers during such period.
Revenues increased $13.8 million, or 1.7%, primarily due to higher HSD and, to a lesser extent, advertising and phone revenues, offset in part by lower video revenues and an unfavorable comparison to the prior year, during which we recognized $5.3 million of revenues related to the Asset Transfer. Average total monthly revenue per basic subscriber rose $5.65, or 5.7%, to $104.42. About $0.63 of the increase in average total monthly revenue per basic subscriber was related to the Asset Transfer.
Video revenues fell $14.6 million, or 2.7%, largely as a result of a lower number of basic subscribers and, to a lesser extent, an unfavorable comparison to the prior year, during which we recognized $3.7 million of video revenues related to the Asset Transfer, offset in part by higher revenues from our digital, DVR and HDTV services. During the year ended December 31, 2010, we lost 27,000 basic subscribers and gained 31,000 digital customers, as compared to a loss of 30,700 basic subscribers and a gain of 24,000 digital customers in the prior year, excluding the effect of the Transfer Agreement. As of December 31, 2010, we served 663,000 basic subscribers, representing a penetration of 43.6% of our estimated homes passed, and 409,000 digital customers, representing a penetration of 61.7% of our basic subscribers. As of December 31, 2010, 46.3% of our digital customers received DVR and/or HDTV services, as compared to 39.9% as of the same date last year.
HSD revenues increased $15.9 million, or 8.0%, primarily due to a 7.2% increase in HSD customers and, to a much lesser extent, greater revenues from our enterprise networks business. During the year ended December 31, 2010, we gained 31,000 HSD customers, as compared to a gain of 29,000 in the prior year, excluding the impact of the Transfer Agreement. As of December 31, 2010, we served 459,000 HSD customers, representing a penetration of 30.2% of our estimated homes passed.
Phone revenues grew $3.8 million, or 6.3%, mainly due to a 15.1% increase in phone customers, offset in part by higher levels of discounted pricing. During the year ended December 31, 2010, we gained 23,000 phone customers, as compared to a gain of 18,600 in the prior year, excluding the effect of the Transfer Agreement. As of December 31, 2010, we served 175,000 phone customers, representing a penetration of 11.9% of our estimated marketable phone homes.

Advertising revenues rose $8.7 million, or 20.5%, primarily due to increased local and national sales, with significant contributions from the political and automotive categories.
Costs and Expenses
Service costs grew $13.4 million, or 3.9%, principally due to higher programming expenses and, to a much lesser extent, field operating costs, offset in part by lower HSD delivery expenses and a favorable comparison to the prior year, during which we recognized $2.5 million of service costs related to the Asset Transfer. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 5.6%, primarily due to higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 13.1%, largely as a result of a greater use of outside contractors and higher fiber lease, vehicle fuel costs and utility costs. HSD delivery expenses fell 32.3%, mainly due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 41.8% and 40.9% for the years ended December 31, 2010 and 2009, respectively.
Selling, general and administrative expenses increased $2.9 million, or 1.7%, largely as a result of higher marketing and, to a lesser extent, advertising and bad debt expenses, offset in part by lower employee costs and a favorable comparison to the prior year, during which we recognized $0.7 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expenses excluded the effects of the Asset Transfer. Marketing costs increased 9.5%, primarily due to a greater use of print and broadcast advertising, offset in part by a decline in third party direct sales. Advertising costs were 7.6% higher, principally due to higher costs related to greater advertising sales activity. Bad debt expense grew 6.9%, largely as a result of a higher average balance of written-off accounts and, to a lesser extent, greater collection costs. Employee costs declined 4.7%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 19.9% for each of the years ended December 31, 2010 and 2009.
Management fee expense increased $0.3 million, or 1.9%, reflecting higher overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the years ended December 31, 2010 and 2009.
Depreciation and amortization rose $14.0 million, or 12.1%, principally as a result of a greater investments in shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA declined $2.6 million, or 0.8%, largely as a result greater service costs and, to a lesser extent, increased selling, general and administrative expenses and an unfavorable comparison to the prior year, during which we recognized $2.0 million of Adjusted OIBDA related to the Asset Transfer, mostly offset by higher revenues.
Operating Income
Operating income fell $16.7 million, or 8.6%, principally due to higher depreciation and amortization, and to a much lesser extent, lower Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased $0.4 million, or 0.3%, largely as a result of a lower average cost of debt, which was mostly offset by greater amortization of deferred financing costs.

(Loss) Gain on Derivatives, Net
As of December 31, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.5 billion, of which $700 million are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $14.7 million and a net gain on derivatives of $16.7 million for the years ended December 31, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, mainly those that become effective at future dates.
Other Expense, Net
Other expense, net, was $2.2 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, other expense, net, consisted of $1.9 million of revolving credit facility commitment fees and $0.3 million of other fees. During the year ended December 31, 2009, other expense, net, primarily consisted of $3.2 million of deferred financing costs and $1.8 million of revolving credit facility commitment fees.
Net Income
As a result of the factors described above, we recognized net income of $49.8 million for the year ended December 31, 2010, as compared to net income of $94.8 million for the year ended December 31, 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The tables below set forth the unaudited consolidated statements of operations for the years ended December 31, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

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
Revenues
The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Year Ended
	December 31,
	2009	2008	$ Change	% Change

Video	$532,711	$512,563	$20,148	3.9%
HSD	198,200	177,792	20,408	11.5%
Phone	60,600	49,613	10,987	22.1%
Advertising	42,332	46,067	(3,735)	(8.1)%

Total	$833,843	$786,035	$47,808	6.1%

	Year Ended December 31,		Increase
	2009	2008	(Decrease)	% Change

Basic subscribers	690,000	717,000	(27,000)	(3.8)%
Digital customers	378,000	355,000	23,000	6.5%
HSD customers	428,000	400,000	28,000	7.0%
Phone customers	152,000	134,000	18,000	13.4%

RGUs	1,648,000	1,606,000	42,000	2.6%

Average total monthly revenue per basic subscriber	$98.77	$91.17	$7.60	8.3%
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
Advertising revenues fell $3.7 million, or 8.1%, primarily due to an unfavorable comparison to the prior year in which we benefited from political advertising during the national election and sharp decreases in local and, to a lesser extent, national automotive advertising due to weak economic conditions.
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
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities in each of the years ending December 31, 2011 through December 31, 2014 of $14.0 million. As of December 31, 2010, our sources of liquidity included $33.1 million of cash and cash equivalents, $6.2 million of restricted cash and cash equivalents and $427.2 million of unused and available lines under our revolving credit facility.
In the longer term, specifically 2015 and beyond, we will not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $250.5 million for the year ended December 31, 2010, primarily due to Adjusted OIBDA of $310.3 million and, to a much lesser extent, the $50.6 million net change in operating assets and liabilities, offset in part by interest expense of $112.1 million. The net change in operating assets and liabilities was principally due to a decrease in accounts receivable from affiliates of $61.2 million, offset in part by an increase in net accounts receivable of $4.4 million and an increase in prepaid expenses and other assets of $4.4 million.
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
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $141.9 million for the year ended December 31, 2010, as compared to $125.6 million for the prior year. The $16.3 million increase in net cash flows used in investing activities was due to $10.1 million greater capital spending and a $6.2 million investment in restricted cash and cash equivalents. The increase in capital spending was principally due to greater investments in our internal phone platform, offset in part by reduced outlays for network improvements.
Net Cash Flows (Used in) Provided by Financing Activities
Net cash flows used in financing activities were $87.1 million for the year ended December 31, 2010, primarily due to capital distributions to parent of $63.0 million and, to a much lesser extent, dividend payments on preferred members’ interest of $18.0 million, financing costs of $9.6 million and other financing activities, principally the reduction of book overdrafts, of $6.5 million, offset in part by net borrowings of $10.0 million under our bank credit facilities (see “New Financing” below).
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
Capital Structure
As of December 31, 2010, our outstanding total indebtedness was $1.865 billion, of which approximately 70% was at fixed interest rates or subject to interest rate protection. During the year ended December 31, 2010, we paid cash interest of $118.2 million, net of capitalized interest.
Bank Credit Facility
As of December 31, 2010, we had a $1.795 billion bank credit facility (the “credit facility”), of which $1.365 billion was outstanding. The credit agreement governing the credit facility contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. See Note 5 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
As of December 31, 2010, we had no outstanding balance under our $430.3 million revolving credit facility, with $427.2 million of unused lines after taking into account $3.1 million of letters of credit issued under the credit facility. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire on December 31, 2012. See “Going Private Transaction” below for information regarding drawdowns under our revolving credit facility to fund, in part, the Going Private Transaction.
New Financing
On April 23, 2010, we completed a new financing that provided for a new term loan under our existing credit facility in the aggregate principal amount of $600 million. The new term loan matures in October 2017, and, since September 30, 2010, has been subject to quarterly reductions of 0.25% with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of the new term loan were largely used to repay an existing term loan and the full balance of outstanding revolving credit loans under our credit facility. See Note 5 in our Notes to Consolidated Financial Statements for further information on the new financing.

Going Private Transaction
The Going Private Transaction was funded, in part, by $100 million of drawdowns under our existing revolving credit facility. As of December 31, 2010, after giving effect to the Going Private Transaction, our outstanding total indebtedness would have been $2.065 billion. As of the same date, we would have had $220.7 million of unused and available lines under our revolving credit facility, all available to be borrowed and used for general corporate purpose, after taking into account $9.6 million of letters of credit.
Interest Rate Exchange Agreements
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2010, we had interest rate swaps with various banks pursuant to which the interest rate on $800 million of floating rate debt was fixed at a weighted average rate of 3.3%. We also had $700 million of forward starting interest rate swaps with a weighted average fixed rate of 3.4%, of which $100 million and $600 million will commence during the years ending December 31, 2011 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facility as of December 31, 2010 and 2009 were 4.9% and 5.1%, respectively.
Senior Notes
As of December 31, 2010, we had $500.0 million of senior notes outstanding. The indenture governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facility. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. See Note 5 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
Covenant Compliance and Debt Ratings
For all periods through December 31, 2010, we were in compliance with all of the covenants under the credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2010 and thereafter (dollars in thousands)*:

		Operating	Interest	Purchase
	Debt	Leases	Expense(1)	Obligations(2)	Total

2011	$14,000	$3,044	$103,371	$16,290	$136,705
2012-2013	28,000	5,188	206,644	17,414	257,246
2014-2015	1,256,000	3,863	151,514	—	1,411,377
Thereafter	567,000	3,830	22,230	—	593,060

Total cash obligations	$1,865,000	$15,925	$483,759	$33,704	$2,398,388

*	Refer to Note 5 to our consolidated financial statements for a discussion of our long-term debt, and to Note 11 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2010 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. We have included such amounts in our Purchase Obligations above, as follows: $10.1 million for 2011, $6.9 million for 2012-2013 and $0 million for 2014-2015 and thereafter.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 in our Notes to Consolidated Financial Statements.
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
Valuation and Impairment Testing of Indefinite-lived Intangibles
As of December 31, 2010, we had approximately $1.4 billion of unamortized intangible assets, including goodwill of $196.0 million and franchise rights of $1.2 billion on our consolidated balance sheets. These intangible assets represented approximately 59% of our total assets.
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
We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the In-use Excess Earnings DCF methodology to calculate the fair values of our cable franchise rights. Our DCF analysis uses significant (Level 3) unobservable inputs. This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.
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
Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2010, which reflected no impairment of our franchise rights, goodwill or other intangible assets.
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
For illustrative purposes, if there were a hypothetical decline of 5%, 10% or 20% in the fair values determined for cable franchise rights at our reporting unit, an impairment loss of $45.5 million, $105.0 million and $224.1 million, respectively, would result as of our impairment testing date of October 1, 2010. In addition, a hypothetical decline of up to 20% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit, would not result in any impairment loss as of October 1, 2010.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $45.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$2,298	$—	$2,298
Liabilities
Interest rate exchange agreements	$—	$47,661	$—	$47,661

Interest rate exchange agreements — liabilities, net	$—	$45,363	$—	$45,363

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $30.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$1,738	$—	$1,738
Liabilities
Interest rate exchange agreements	$—	$32,397	$—	$32,397

Interest rate exchange agreements — liabilities, net	$—	$30,659	$—	$30,659

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This ASU did not have a significant impact on our consolidated financial statements or related disclosures.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the EITF) (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units who have recognized goodwill and whose reporting unit carrying amount is either zero or negative. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for the Company on January 1, 2011. Early adoption is not permitted. The adoption of ASU No. 2010-28 is not expected to have a material impact on our financial statements.
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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we use interest rate exchange agreements, or interest rate swaps, with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $800 million of floating rate debt was fixed at a weighted average rate of 3.3%. We also had $700 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.4%, of which $100 million and $600 million commence during the years ended December 31, 2011 and 2012, respectively. The fixed rates of the interest rate swaps are offset against the applicable London Interbank Offered Rate to determine the related interest expense. Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2010, based on the mark-to-market valuation, we would have paid approximately $45.4 million, including accrued interest, if we terminated these interest rate swaps. Our current interest rate swaps are scheduled to expire in the amounts of $200 million and $600 million during the years ending December 31, 2011 and 2012, respectively. See Notes 2 and 5 in our Notes to Consolidated Financial Statements.
Our interest rate swaps and financial contracts do not contain credit rating triggers that could affect our liquidity.
The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2010 (all dollars in thousands).

		Bank Credit
	Senior Notes	Facilities	Total

Expected Maturity:
January 1, 2011 to December 31, 2011	$—	$14,000	$14,000
January 1, 2012 to December 31, 2012	—	14,000	14,000
January 1, 2013 to December 31, 2013	—	14,000	14,000
January 1, 2014 to December 31, 2014	—	14,000	14,000
January 1, 2015 to December 31, 2015	500,000	742,000	1,242,000
Thereafter	—	567,000	567,000

Total	$500,000	$1,365,000	$1,865,000

Fair Value	$505,000	$1,338,015	$1,843,015

Weighted Average Interest Rate	8.5%	4.9%	5.8%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Member of Mediacom Broadband LLC:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 17, 2011

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$33,123	$11,676
Restricted cash and cash equivalents	6,153	—
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,253	53,362	48,931
Accounts receivable — affiliates	46,430	131,213
Prepaid expenses and other current assets	10,573	6,914

Total current assets	149,641	198,734
Property, plant and equipment, net of accumulated depreciation of $969,583 and $836,853	777,488	746,067
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $37,266 and $35,201	2,481	4,545
Other assets, net of accumulated amortization of $15,033 and $11,041	27,227	21,636

Total assets	$2,329,690	$2,343,835

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$131,186	$147,015
Deferred revenue	31,840	31,668
Current portion of long-term debt	14,000	35,500

Total current liabilities	177,026	214,183
Long-term debt, less current portion	1,851,000	1,819,500
Other non-current liabilities	31,617	12,224

Total liabilities	2,059,643	2,045,907
Commitments and contingencies (Note 11)
PREFERRED MEMBERS’ INTEREST (Note 6)	150,000	150,000
MEMBERS’ EQUITY
Capital contributions	346,675	409,675
Accumulated deficit	(226,628)	(261,747)

Total members’ equity	120,047	147,928

Total liabilities, preferred members’ interest and members’ equity	$2,329,690	$2,343,835

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Revenues	$847,661	$833,843	$786,035
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	354,011	340,632	318,040
Selling, general and administrative expenses	168,938	166,079	168,337
Management fee expense	15,775	15,487	15,076
Depreciation and amortization	130,066	116,048	113,634

Operating income	178,871	195,597	170,948
Interest expense, net	(112,106)	(112,474)	(113,846)
(Loss) gain on derivatives, net	(14,703)	16,717	(31,030)
Other expense, net	(2,230)	(5,000)	(5,409)

Net income	$49,832	$94,840	$20,663
Dividend to preferred member	(18,000)	(18,000)	(18,000)

Net income applicable to member	$31,832	$76,840	$2,663

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Capital	Accumulated
	Contributions	Deficit	Total
	(Amounts in thousands)

Balance, December 31, 2007	$638,910	$(318,720)	$320,190
Net income	—	20,663	20,663
Dividend payments to related party on Preferred members’ interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(22,390)	(22,390)
Capital distributions to parent	(64,000)	—	(64,000)
Capital contributions from parent	60,000	—	60,000

Balance, December 31, 2008	$634,910	$(338,447)	$296,463
Net income	—	94,840	94,840
Dividend payments to related party on Preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(295,235)	—	(295,235)
Capital contributions from parent	70,000	—	70,000
Other	—	(140)	(140)

Balance, December 31, 2009	$409,675	$(261,747)	$147,928
Net income	—	49,832	49,832
Dividend payments to related party on Preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(63,000)	3,151	(59,849)
Other	—	136	136

Balance, December 31, 2010	$346,675	$(226,628)	$120,047

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,832	$94,840	$20,663
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	130,066	116,048	113,634
Loss (gain) on derivatives, net	14,703	(16,717)	31,030
Amortization of deferred financing costs	3,992	3,560	2,850
Share-based compensation	1,305	1,189	805
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,431)	(2,260)	1,010
Accounts receivable — affiliates	61,154	9,948	(37,030)
Prepaid expenses and other assets	(4,359)	1,616	(534)
Accounts payable, accrued expenses and other current liabilities	(1,319)	3,374	(1,790)
Deferred revenue	172	1,241	2,291
Other non-current liabilities	(638)	(601)	(1,310)

Net cash flows provided by operating activities	$250,477	$212,238	$131,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(135,793)	$(125,620)	$(138,839)
Investment in restricted cash and cash equivalents (Note 2)	(6,153)	—	—

Net cash flows used in investing activities	$(141,946)	$(125,620)	$(138,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$824,875	$444,000	$735,000
Repayment of bank debt	(814,875)	(385,000)	(648,533)
Dividend payment on preferred member’s interest	(18,000)	(18,000)	(18,000)
Capital distributions to parent (Note 7)	(63,000)	(201,572)	(64,000)
Capital contributions from parent	—	70,000	60,000
Dividend payment to parent	—	—	(22,390)
Financing costs	(9,628)	—	(10,887)
Other financing activities — book overdrafts	(6,456)	128	(17,544)

Net cash flows (used in) provided by financing activities	$(87,084)	$(90,444)	$13,646

Net increase (decrease) in cash	21,447	(3,826)	6,426
CASH, beginning of period	11,676	15,502	9,076

CASH, end of period	$33,123	$11,676	$15,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$118,151	$112,264	$109,326

NON-CASH TRANSACTIONS — FINANCING:
Exchange of cable systems with related party (Note 8)	$—	$93,663	$—

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.   ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with our subsidiaries, “we” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC” or “Mediacom”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. As a limited liability company, we are not subject to income taxes.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $25.5 million, $25.3 million and $25.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capitalized Software Costs
We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software (formerly AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2010 and 2009, we capitalized approximately $4.7 million and $0.5 million, respectively of software development costs. Capitalized software had a net book value of $10.9 million and $6.7 million as of December 31, 2010 and 2009, respectively.
Marketing and Promotional Costs
Marketing and promotional costs are expensed as incurred and were $20.7 million, $17.8 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Intangible Assets
Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2010, we held 491 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.
We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the In-use Excess Earnings DCF methodology to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.
Based on the guidance outlined in ASC 350 (formerly EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,”) we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband LLC.

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
Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2010, which reflected no impairment of our franchise rights, goodwill or other intangible assets.
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
Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $2.1 million, $2.1 million and $2.3 million, respectively. Our estimated aggregate amortization expense for 2011 and thereafter are $2.1 million and $0.4 million, respectively.
The following table details changes in the carrying value of goodwill for the year ended December 31, 2010 (dollars in thousands):

Balance — December 31, 2008	$204,005
Acquisitions	—
Dispositions	(8,060)

Balance — December 31, 2009	$195,945
Acquisitions	—
Dispositions	—

Balance — December 31, 2010	$195,945

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
Other Assets
Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.
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
Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of December 31, 2010 and 2009, the corresponding asset, net of accumulated amortization, was $0.1 million and $0.3 million, respectively.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of December 31, 2010, our interest rate exchange agreement liabilities, net were valued at $45.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$2,298	$—	$2,298
Liabilities
Interest rate exchange agreements	$—	$47,661	$—	$47,661

Interest rate exchange agreements — liabilities, net	$—	$45,363	$—	$45,363

As of December 31, 2009, our interest rate exchange agreement liabilities, net were valued at $30.7 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)

Assets
Interest rate exchange agreements	$—	$1,738	$—	$1,738
Liabilities
Interest rate exchange agreements	$—	$32,397	$—	$32,397

Interest rate exchange agreements — liabilities, net	$—	$30,659	$—	$30,659

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This ASU did not have a significant impact on our consolidated financial statements or related disclosures.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the EITF) (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units who have recognized goodwill and whose reporting unit carrying amount is either zero or negative. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for the Company on January 1, 2011. Early adoption is not permitted. The adoption of ASU No. 2010-28 is not expected to have a material impact on our financial statements.
3.   PROPERTY, PLANT AND EQUIPMENT
As of December 31, 2010 and 2009, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2010	2009

Cable systems, equipment and subscriber devices	$1,647,329	$1,491,709
Vehicles	37,275	38,636
Buildings and leasehold improvements	27,762	27,090
Furniture, fixtures and office equipment	29,689	20,474
Land and land improvements	5,016	5,011

	1,747,071	1,582,920
Accumulated depreciation	(969,583)	(836,853)

Property, plant and equipment, net	$777,488	$746,067

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
Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $128.0 million, $113.9 million, and $111.3 million, respectively. As of December 31, 2010 and 2009, we had no property under capitalized leases. We incurred gross interest costs of $114.2 million and $114.3 million for the years ended December 31, 2010 and 2009 respectively, of which $2.1 million and $1.8 million was capitalized for December 31, 2010 and December 2009 respectively. See Note 2.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,	December 31,
	2010	2009

Accrued programming costs	$22,783	$18,860
Liabilities under interest rate exchange agreements	17,970	22,737
Accrued taxes and fees	16,638	17,044
Accrued payroll and benefits	14,911	15,252
Accrued interest	10,423	16,457
Advance subscriber payments	9,331	9,688
Accounts payable	7,355	6,998
Accrued service costs	6,830	7,232
Accrued property, plant and equipment	6,455	5,671
Book overdrafts (1)	2,013	8,605
Accrued telecommunications costs	1,440	2,489
Intercompany accounts payable and other accrued expenses	15,037	15,982

Accounts payable, accrued expenses and other current liabilities	$131,186	$147,015

(1)	Book overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our Consolidated Statement of Cash Flows.
5.   DEBT
As of December 31, 2010 and 2009, debt consisted of (dollars in thousands):

	December 31,	December 31,
	2010	2009

Bank credit facility	$1,365,000	$1,355,000
8 1/2% senior notes due 2015	500,000	500,000

	1,865,000	1,855,000
Less: current portion	14,000	35,500

Total long-term debt	$1,851,000	$1,819,500

Bank Credit Facility
As of December 31, 2010, we maintained a $1.795 billion credit facility (the “credit facility”), comprised of $1.365 billion of outstanding term loans and $430.3 million of revolving credit commitments which had no outstanding balance. As of December 31, 2010, the average interest rate on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 4.9%, as compared to 5.1% as of the same date last year.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revolving Credit Commitments
In October 2005, we amended our existing revolving credit facilities to increase the revolving credit commitments from $543.0 million to $650.5 million, of which $430.3 million is not subject to scheduled reductions prior to the termination date, and to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012.
Interest on the revolver is payable based upon the either the London Interbank Offered Rate (“LIBOR”) or the Prime rate, chosen at our discretion, plus a margin which is based on certain financial ratios, pursuant to the credit agreement. Interest on outstanding revolver balances is payable at a floating rate equal to either LIBOR plus a margin ranging from 1.00% to 2.50%, or the Prime Rate plus a margin ranging from 0.25% to 1.50%. Commitment fees on the unused portion of the available revolving credit commitments are payable at a rate ranging from 0.38% to 0.63%, based upon certain financial ratios pursuant to the credit agreement governing the credit facility (the “credit agreement”).
As of December 31, 2010, we had, in aggregate, $427.2 million of unused lines after taking into account $3.1 million of letters of credit issued under the credit facility to various parties as collateral for our performance relating to franchise requirements. Based on the terms and conditions of our debt arrangements, as of December 31, 2010, all of our unused lines under our revolving credit commitments were available to be borrowed and used for general corporate purposes.
Term Loan D
In May 2006, we entered into an incremental facility agreement that provided for a new term loan (the “Term Loan D”) in the original principal amount of $800.0 million. The Term Loan D matures on January 31, 2015 and, since March 31, 2007, has been subject to quarterly reductions of 0.25% of the original principal amount, with a final payment at maturity representing 92.00% of the original principal amount. As of December 31, 2010, the outstanding balance under the Term Loan D was $768.0 million.
Interest on the Term Loan D is payable based upon LIBOR or the Prime Rate, at our discretion, plus a margin which is based on certain financial ratios, pursuant to the credit agreement. Interest on the Term Loan D is payable at a floating rate equal to either LIBOR plus a margin of 1.50% or 1.75%, or the Prime Rate plus a margin of 0.50% or 0.75%.
Term Loan F
In April 2010, we entered into an incremental facility agreement that provided for a new term loan (the “Term Loan F”) in the original principal amount of $600.0 million. Proceeds from the Term Loan F were used to repay certain existing borrowings under the credit facility. The Term Loan F matures on October 23, 2017 and, since September 30, 2010, has been subject to quarterly reductions of 0.25% of the original principal amount, with a final payment at maturity representing 92.75% of the original principal amount. As of December 31, 2010, the outstanding balance under the Term Loan F was $597.0 million.
Interest on the Term Loan F is payable at a floating rate equal to either LIBOR plus a margin of 3.00%, or the Prime Rate plus a margin of 2.00%. Through April 2014, Term Loan F is subject to a minimum LIBOR of 1.50%, and a minimum Prime Rate of 2.50%.
Interest Rate Exchange Agreements
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the years ended December 31, 2010, 2009 and 2008.
As of December 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $800 million was fixed at a weighted average rate of 3.3%. Our current interest rate swaps are scheduled to expire in the amounts of $200 million and $600 million during the years ending December 31, 2011 and 2012, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have also entered into forward-starting interest rate swaps that will fix rates for: (i) a three-year period at a rate of 3.5% on $100 million of floating rate debt, which will commence in December 2011; (ii) a two-and-a-half-year period at a rate of 3.9% on $200 million of floating rate debt, which will commence in June 2012; (iii) a two-year period at a rate of 3.4% on $300 million of floating rate debt, which will commence in December 2012; and (iv) a three-year period at a rate of 2.3% on $100 million of floating rate debt, which will commence in December 2012.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.3 million, an accumulated current liability of $18.0 million and an accumulated long-term liability of $29.7 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long term asset of $1.7 million, an accumulated current liability of $22.7 million and an accumulated long-term liability of $9.7 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded net losses on derivatives of $14.7 million and $31.0 million for the years ended December 31, 2010, and 2008, respectively. We recorded a net gain on derivatives of $16.7 million for the year ended December 31, 2009.
Covenant Compliance
The credit agreement contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of December 31, 2010, the principal financial covenants of the credit facility required compliance with a ratio of indebtedness to system cash flow (the “senior leverage ratio”) of no more than 6.0 to 1.0 at any time. The terms “indebtedness,” “system cash flow,” “operating cash flow” and “interest expense” are defined in the credit agreement. The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.
As of December 31, 2010, the credit facility’s senior leverage ratio was 4.2 to 1.0. For all periods through December 31, 2010, we were in compliance with all of the covenants under the credit agreement.
Senior Notes
In August 2005, we issued $200 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Notes”). In October 2006, we issued an additional $300 million aggregate principal amount of 8 1/2% Notes, thus extending the total amount of 8 1/2% Notes outstanding to $500 million.
As of December 31, 2010, we had in aggregate $500 million of senior notes outstanding, all of which consisted of the 8 1/2% Notes. Our 8 1/2% Notes are unsecured obligations and the indenture governing these Notes stipulates, among other things, restrictions on the incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of us and our subsidiaries.
Covenant Compliance
The indenture governing our senior notes also contains various covenants, though they are generally less restrictive than those found in the credit agreement. As of December 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to operating cash flow (the “total leverage ratio”) of 8.5 to 1.0. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
As of December 31, 2010, our total leverage ratio was 6.0 to 1.0. For all periods through December 31, 2010, we were in compliance with all of the covenants under the indenture to our senior notes.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Ratings
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
There are no covenants, events of default, borrowing conditions or other terms in our credit agreement or senior note indenture that are based on changes in our credit rating assigned by any rating agency.
Fair Value and Debt Maturities
As of December 31, 2010, the fair values of our Senior Notes and the credit facility are as follows (dollars in thousands):

8 1/2 % senior notes due 2015	$505,000

Bank credit facilities	$1,338,015

The stated maturities of all debt outstanding as of December 31, 2010 are as follows (dollars in thousands):

2011	$14,000
2012	14,000
2013	14,000
2014	14,000
2015	1,242,000
Thereafter	567,000

Total	$1,865,000

6.   PREFERRED MEMBERS’ INTERESTS
In July 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2010, 2009 and 2008, we paid in aggregate $18.0 million in cash dividends on the preferred equity.
7.   MEMBERS’ EQUITY
As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. For the year ended December 31, 2010, we made capital distributions to parent in cash of $63.0 million. For the year ended December 31, 2009 we made capital distributions to parent of $295.2 million, comprising $201.6 million cash, and $93.6 million, net non-cash. Substantially all of the non-cash distributions, net to parent represented the excess book value of the assets exchanged in the Asset Transfer Agreement (see Note 8). For the same period, we received capital distributions from parent amounting to $70.0 million all of which were paid in cash.
For the years ended December 31, 2008 we made capital distributions to parent in cash of approximately $64.0 million. For the year ended December 31, 2008, we received capital contributions from parent in cash of approximately $60.0 million.
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.   RELATED PARTY TRANSACTIONS
MCC manages us pursuant to a management agreement with each operating subsidiary. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $15.8 million, $15.5 million and $15.1 million, respectively.
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
Going Private transaction
On March 4, 2011, MCC completed a going private transaction with its founder, chairman and chief executive officer, Rocco B. Commisso. See Note 12 for more information.
9.   EMPLOYEE BENEFIT PLANS
Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled approximately $1.4 million for the each of the years ended December 31, 2010, 2009 and 2008.
10.   SHARE-BASED COMPENSATION
Share-based Compensation
MCC grants stock options to certain employees which convey to recipients the right to purchase shares of MCC’s Class A common stock at a specified strike price, upon vesting of the stock option award, but prior to the expiration date of that award. The awards are subject to annual vesting periods generally not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual stock option forfeitures and recognized compensation costs for equity awards expected to vest. We regularly adjust our forfeiture rate to reflect compensation costs based actual forfeiture experience. See also Note 12.
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Share-based compensation expense by type of award:
Employee stock options	$168	$150	$78
Employee stock purchase plan	273	285	209
Restricted stock units	864	754	518

Total share-based compensation expense	$1,305	$1,189	$805

As required by ASC 718, we made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.7 million as of December 31, 2010, which will be recognized over a weighted average period of 0.7 years.
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
Valuation Assumptions
As required by ASC 718, we estimated the fair value of stock options and shares purchased under MCC’s employee stock purchase plan, using the Black-Scholes valuation model and the straight-line attribution approach, with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008

Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	60.0%	59.0%	48.0%	61.3%	59.0%	33.0%
Risk free interest rate	2.8%	2.9%	2.9%	2.4%	2.6%	3.0%
Expected option life (in years)	6.3	6.0	6.3	0.5	0.5	0.5
MCC does not expect to declare dividends in the near future. Expected volatility is based on a combination of implied and historical volatility of MCC’s Class A common stock. For the years ended December 31, 2010, 2009 and 2008, we elected the simplified method in accordance with SAB 107 and SAB 110 to estimate the option life of share-based awards. The simplified method is used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns of stock options. We have concluded that sufficient historical exercise data is not available. The risk free interest rate is based on the U.S. Treasury yield in effect at the date. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods generally not to exceed 6 years from the date of grant.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our activity under MCC’s option plans for the years ended December 31, 2010, 2009 and 2008:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual	Value
	Shares	Exercise Price	Term (In years)	(in thousands)

Outstanding at January 1, 2010	588,905	$8.33
Granted	39,000	4.79
Exercised	(6,250)	3.95
Forfeited	(22,350)	10.16
Expired	—	—

Outstanding at December 31, 2010	599,305	$8.08	4.5	$1,230

Vested or expected to vest at December 31, 2010	519,523	$8.70	3.9	$875

Exercisable at December 31, 2010	349,180	$10.92	1.9	$141

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, based on MCC’s stock price of $8.47, per share as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
The weighted average exercise price at the date of grant of a Class A common stock option granted under MCC’s option plan during the year ended December 31, 2010, was $4.79. During the years ended December 31, 2010, 2009 and 2008 approximately 20,375, 50,000 and 7,625 stock options vested with a weighted average exercise price of $5.20, $4.37 and $7.02, respectively. The proceeds we received, the intrinsic value of options exercised, and the related tax benefits realized resulting from the exercise of stock options during 2010, 2009 and 2008 were immaterial. The weighted average grant date fair value for each of the options granted during the years ended December 31, 2010, 2009 and 2008 was $2.81, $2.25 and $1.97, respectively.
The following table summarizes information concerning stock options outstanding as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted	Aggregate
	Number of	Remaining	Average	Aggregate	Number of	Remaining	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Intrinsic Value	Shares	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(In thousands)	Outstanding	Life	Price	(in thousands)

$3.00 — $12.00	599,305	4.5 years	$8.08	$1,230	349,180	1.9 years	$10.92	$141
$12.01 — $18.00	—	—	—	—	—	—	—	—
$18.01 — $22.00	—	—	—	—	—	—	—	—

	599,305	4.5 years	$8.08	$1,230	349,180	1.9 years	$10.92	$141

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
MCC grants restricted stock units (“RSUs”) to certain employees (the “participants”) in MCC’s Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods generally not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The aggregate intrinsic value of outstanding RSUs was $4.1 million based on the closing stock price of $8.47 per share of MCC’s Class A common stock at December 31, 2010. The total value of RSUs vesting during the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $0.3 million and $0.5 million respectively. These values were based upon the closing prices if $8.47, $4.47 and $4.30 respectively.
The following table summarizes the activity of our restricted stock unit awards for the year ended December 31, 2010:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at December 31, 2009	451,525	$4.81
Granted	154,200	4.33
Awards Vested	(101,629)	5.61
Forfeited	(21,821)	4.79

Unvested Awards at December 31, 2010	482,275	$4.49

Employee Stock Purchase Plan
MCC maintains an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees are allowed to participate in the purchase of shares of MCC Class A common stock at a minimum 15% discount on the date of the allocation. Shares purchased by employees amounted to 149,372, 204,833 and 187,652 for the years ended December 31, 2010, 2009 and 2008, respectively. The net proceeds to us were approximately $0.7 million for each of the years ended December 31, 2010, 2009 and 2008.
11.   COMMITMENTS AND CONTINGENCIES
Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of approximately $3.8 million, $3.4 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2011	$3,044
2012	2,761
2013	2,427
2014	2,092
2015	1,771
Thereafter	3,830

Total	$15,925

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $5.4 million, $5.2 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Letters of Credit
As of December 31, 2010, approximately $3.1 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was immaterial.
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
Between June 3, 2010 and June 10, 2010, three purported class actions lawsuits were filed against Mediacom and its individual directors, including Mr. Commisso, all in the Court of Chancery of the State of Delaware (which we refer to as the “Delaware Court”), under the captions Colleen Witmer v. Mediacom Communications Corporation, et al., J. Malcolm Gray v. Mediacom Communications Corporation, et al. and Haverhill Retirement System v. Mediacom Communications Corporation, et al. The lawsuits were subsequently consolidated for all purposes in the Delaware Court of Chancery under the caption In Re Mediacom Communications Corporation Shareholders Litigation. On January 4, 2011, a Second Verified Consolidated Amended Class Action Complaint was filed that alleges, among other things, that the defendant directors breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private, including among other things their fiduciary duty of disclosure, and that Mediacom, Mr. Commisso and JMC Communications LLC aided and abetted such breaches. The plaintiffs seek injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
On November 18, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the Supreme Court of the State of New York, Orange County, under the caption Wendy Kwait v. Mediacom Communications Corporation, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private and that Mediacom and Mr. Commisso aided and abetted such breaches. The plaintiffs seek injunctive relief, rescission of the transaction or rescissory damages.
On November 29, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Thomas Turberg v. Mediacom Communications Corporation, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private and that Mediacom and JMC Communications LLC aided and abetted such breaches. The plaintiffs seek injunctive relief and damages.
On December 10, 2010, another purported class action lawsuit was filed against Mediacom and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Ella Mae Pease v. Rocco Commisso, et al. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the stockholders of Mediacom in connection with Mr. Commisso’s proposal to take Mediacom private; that Mediacom, Mr. Commisso and JMC Communications LLC aided and abetted such breaches; and that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs seek declaratory and injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages, profits and special benefits.
The director defendants, Mediacom, JMC Communications LLC and Mr. Commisso, as defendants in the foregoing actions, have reached an agreement in principle with the plaintiffs in all of the foregoing actions providing for the settlement of the actions on the terms and subject to the conditions set forth in a memorandum of understanding (the “MOU”), which terms include, but are not limited to, a settlement payment made by Mediacom on behalf of and for

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the benefit of the parties to the actions in the amount of $0.25 per share for each share of Mediacom common stock held by the plaintiff class as of March 4, 2011. If the settlement becomes effective, the settlement payment to the plaintiff class will be reduced by any attorneys’ fees and expenses awarded to plaintiffs’ counsel. The settlement is subject to, among other things, the execution of definitive settlement documentation and the approval of the Delaware Court. We may have to distribute cash to MCC to partially fund this settlement. Upon effectiveness of the settlement, the actions will be dismissed with prejudice and all claims under federal and state law that were or could have been asserted in the actions or which arise out of or relate to the Going Private Transaction will be released.
The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the aforementioned actions or that they have engaged in any wrongdoing. The defendants have entered into the MOU to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
12.   SUBSEQUENT EVENTS
Going Private Transaction
On November 12, 2010, Mediacom entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Mediacom, JMC Communications LLC (“JMC”) and Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC (the “Going Private Transaction”). Pursuant to the Merger Agreement, among other things, each share of Mediacom common stock (other than shares held by Mr. Commisso, JMC, or any of their respective affiliates, shares held in treasury by Mediacom and shares held by stockholders who have perfected their appraisal rights under Delaware law) would be converted into the right to receive $8.75 in cash upon stockholder approval of the Merger Agreement.
At a special meeting of stockholders on March 4, 2011, Mediacom’s stockholders voted to adopt the Merger Agreement and, on the same date, the Going Private Transaction was closed. As a result, JMC was merged with and into Mediacom, with Mediacom continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso. The Going Private Transaction consideration was approximately $367 million, and was funded, in part, by distributions to Mediacom by us, consisting of $200 million of drawdowns under our revolving credit facility and cash on hand, with the balance funded by Mediacom LLC.
As a result of the Going Private Transaction, MCC terminated all of its share-based compensation plans including its employee stock purchase plan and other plans which granted stock options and RSUs. The settlement of these various plans was paid in cash based upon the terms of the Merger Agreement.

Schedule II
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period

December 31, 2008
Allowance for doubtful accounts:
Current receivables	$1,207	$2,095	$—	$1,614	$—	$1,688
December 31, 2009
Allowance for doubtful accounts:
Current receivables	$1,688	$2,350	$—	$2,785	$—	$1,253
December 31, 2010
Allowance for doubtful accounts:
Current receivables	$1,253	$1,937	$—	$1,576	$—	$1,614
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2010.
There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of Mediacom Broadband LLC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of Mediacom Broadband LLC’s principal executive and principal financial officers and effected by Mediacom Broadband LLC’s manager, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2010, Mediacom Broadband LLC’s internal control over financial reporting was effective.
This annual report does not include an attestation report of Mediacom Broadband LLC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Mediacom Broadband LLC’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Mediacom Broadband LLC to provide only management’s report in this Annual Report.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2010.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
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
Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2010, Mediacom Broadband’s internal control over financial reporting was effective.
This annual report does not include an attestation report of Mediacom Broadband’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Mediacom Broadband’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Mediacom Broadband to provide only management’s report in this annual report.
ITEM 9B.   OTHER INFORMATION
None.
PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband as of March 17, 2011 are:

Name	Age	Position

Rocco B. Commisso	61	Chairman and Chief Executive Officer of MCC; Chief Executive Officer of Mediacom Broadband LLC; and Chief Executive Officer and Director of Mediacom Broadband Corporation
Mark E. Stephan	54	Executive Vice President and Chief Financial Officer of MCC; Executive Vice President and Chief Financial Officer of Mediacom Broadband LLC; and Executive Vice President and Chief Financial Officer of Mediacom Broadband Corporation
John G. Pascarelli	49	Executive Vice President, Operations of MCC
Italia Commisso Weinand	57	Senior Vice President, Programming and Human Resources of MCC
Joseph E. Young	62	Senior Vice President, General Counsel and Secretary of MCC
Charles J. Bartolotta	56	Senior Vice President, Customer Operations of MCC
Calvin G. Craib	56	Senior Vice President, Corporate Finance of MCC
Brian M. Walsh	45	Senior Vice President and Corporate Controller of MCC
The following individuals were members of MCC’s board of directors during the year ended December 31, 2010 and during the period from January 1, 2011 to March 4, 2011 at which time their service on the board of directors ceased in accordance with the terms of the Merger Agreement: Mark E. Stephan, Thomas V. Reifenheiser, Natale S. Ricciardi, Robert L. Winikoff and Scott W. Seaton.
Rocco B. Commisso has 32 years of experience with the cable industry and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television

Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.
Mark E. Stephan has 24 years of experience with the cable industry and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.
John G. Pascarelli has 30 years of experience in the cable industry and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.
Italia Commisso Weinand has 34 years of experience in the cable industry. Before joining MCC in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.
Joseph E. Young has 26 years of experience with the cable industry. Before joining MCC in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.
Charles J. Bartolotta has 28 years of experience in the cable industry. Before joining MCC in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.
Calvin G. Craib has 29 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Business Development since August 2001. He also assumed responsibility of Corporate Finance in June 2008. Prior to that time, Mr. Craib was MCC’s Vice President, Business Development since April 1999. Before joining MCC in April 1999, he served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.
Brian M. Walsh has 23 years of experience in the cable industry and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.
Our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION
The executive officers and directors of MCC are compensated exclusively by MCC and do not receive any separate compensation from Mediacom Broadband LLC or Mediacom Broadband. MCC acts as manager of our operating subsidiaries and in return receives management fees from each of such subsidiaries.

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
Going Private Transaction
On November 12, 2010, Mediacom entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Mediacom, JMC Communications LLC (“JMC”) and Rocco B. Commisso, who was also the sole member and manager of JMC (the “Going Private Transaction”). Pursuant to the Merger Agreement, among other things, each share of Mediacom common stock (other than shares held by Mr. Commisso, JMC, or any of their respective affiliates, shares held in treasury by Mediacom and shares held by stockholders who have perfected their appraisal rights under Delaware law) would be converted into the right to receive $8.75 in cash upon stockholder approval of the Merger Agreement.
At a special meeting of stockholders on March 4, 2011, Mediacom’s stockholders voted to adopt the Merger Agreement and, on the same date, the Going Private Transaction was closed. As a result, JMC was merged with and into Mediacom, with Mediacom continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso. The Going Private Transaction consideration was approximately $367 million, and was funded, in part, by distributions to Mediacom by us, consisting of $200 million of drawdowns under our revolving credit facility and cash on hand, with the balance funded by Mediacom LLC.
Management Agreements
Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.5% of gross operating revenues, and shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2010, MCC received $15.8 million of such management fees, approximately 1.9% of gross operating revenues.
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
Other Relationships
In July 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2010, we paid an aggregate of $18.0 million in cash dividends on the preferred equity.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2010	2009

Audit fees	$460	$544
Audit-related fees	24	19
Tax fees	38	—
All other fees	—	—

Total	$522	$563

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
(b)   Exhibits
The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

2.1	Asset Transfer Agreement, dated February 11, 2009, by and among MCC, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband LLC(1)
3.1	Certificate of Formation of Mediacom Broadband LLC(2)
3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(2)
3.3	Certificate of Incorporation of Mediacom Broadband Corporation(2)
3.4	By-Laws of Mediacom Broadband Corporation(2)
4.1	Indenture relating to 81/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)
10.1(a)	Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(4)
10.1(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(5)
10.1(c)	Amendment No. 2, dated as a May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)
10.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10.1(e)	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10.1(f)	Amendment No. 5, dated as of April 23, 2010, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10.2	Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(6)
10.3	Incremental Facility Agreement, dated as of May 29, 2008, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(9)
10.4	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(8)
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
14.1	Code of Ethics(10)

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of Mediacom Broadband LLC
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of MCC and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of MCC and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of MCC and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of MCC and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of MCC and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom Broadband LLC and incorporated herein by reference.

(9)	Filed as an exhibit to the Current Report on Form 8-K, dated May 29, 2008, of Mediacom Broadband LLC and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.
(c) Financial Statement Schedule
The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 17, 2011	Mediacom Broadband LLC
	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso	Chief Executive Officer	March 17, 2011
Rocco B. Commisso	(principal executive officer)

/s/ Mark E. Stephan	Executive Vice President and Chief Financial	March 17, 2011
Mark E. Stephan	Officer (principal financial officer
and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 17, 2011	Mediacom Broadband Corporation
	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso	Chief Executive Officer and Director	March 17, 2011
Rocco B. Commisso	(principal executive officer)

/s/ Mark E. Stephan	Executive Vice President and Chief	March 17, 2011
Mark E. Stephan	Financial Officer (principal financial officer
and principal accounting officer)

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