Form 10-Q
period 2011-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2011-05-12
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

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
•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2010 and other reports or documents that we file from time to time with the SEC.

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
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$8,275	$33,123
Restricted cash and cash equivalents	—	6,153
Accounts receivable, net of allowance for doubtful accounts of $1,145 and $1,614	49,235	53,362
Accounts receivable — affiliates	61,175	46,430
Prepaid expenses and other current assets	14,589	10,573

Total current assets	133,274	149,641

Property, plant and equipment, net of accumulated depreciation of $1,001,959 and $969,583	779,893	777,488
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $37,766 and $37,266	1,981	2,481
Other assets, net of accumulated amortization of $15,824 and $15,033	26,155	27,227

Total assets	$2,314,156	$2,329,690

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$155,588	$131,186
Deferred revenue	32,124	31,840
Current portion of long-term debt	14,000	14,000

Total current liabilities	201,712	177,026

Long-term debt, less current portion	2,046,500	1,851,000
Other non-current liabilities	21,990	31,617

Total liabilities	2,270,202	2,059,643

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000
MEMBERS’ (DEFICIT) EQUITY
Capital contributions	101,675	346,675
Accumulated deficit	(207,721)	(226,628)

Total members’ (deficit) equity	$(106,046)	$120,047

Total liabilities, preferred members’ interest and members’ (deficit) equity	$2,314,156	$2,329,690

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$215,656	$208,778

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,985	86,360
Selling, general and administrative expenses	42,194	39,959
Management fee expense	3,997	3,876
Depreciation and amortization	35,212	30,870

Operating income	44,268	47,713

Interest expense, net	(27,425)	(27,835)
Gain (loss) on derivatives, net	7,372	(5,247)
Other expense, net	(808)	(484)

Net income	23,407	14,147

Dividend to preferred member	4,500	4,500

Net income applicable to member	$18,907	$9,647

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$23,407	$14,147
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	35,212	30,870
(Gain) loss on derivatives, net	(7,372)	5,247
Amortization of deferred financing costs	792	830
Share-based compensation	—	318
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	4,127	1,852
Accounts receivable — affiliates	(14,745)	14,301
Prepaid expenses and other assets	(3,756)	(4,173)
Accounts payable, accrued expenses and other current liabilities	21,865	9,541
Deferred revenue	284	(25)
Other non-current liabilities	(86)	(85)

Net cash flows provided by operating activities	$59,728	$72,823

INVESTING ACTIVITIES:
Capital expenditures	$(36,712)	$(32,250)
Redemption of restricted cash and cash equivalents	6,153	—

Net cash flows used in investing activities	$(30,559)	$(32,250)

FINANCING ACTIVITIES:
New borrowings under the bank credit facility	$210,000	$71,875
Repayment of borrowings under the bank credit facility	(14,500)	(86,875)
Dividend payment on preferred members’ interest	(4,500)	(4,500)
Capital distributions to parent	(245,000)	(25,000)
Other financing activities — book overdrafts	(17)	876

Net cash flows used in financing activities	$(54,017)	$(43,624)

Net decrease in cash	(24,848)	(3,051)

CASH, beginning of period	33,123	11,676

CASH, end of period	$8,275	$8,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$16,469	$16,676

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
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.2 million for each of the three months ended March 31, 2011 and 2010, respectively.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2010, FASB issued Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments to ASC 350 — Intangibles—Goodwill and Other in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on our financial statements.

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
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of March 31, 2011, our interest rate exchange agreement liabilities, net, were valued at $38.0 million using Level 2 inputs, as follows:

	Fair Value as of March 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,684	$—	$2,684

Liabilities
Interest rate exchange agreements	$—	$40,674	$—	$40,674

Interest rate exchange agreements — liabilities, net	$—	$37,990	$—	$37,990

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $45.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,298	$—	$2,298

Liabilities
Interest rate exchange agreements	$—	$47,661	$—	$47,661

Interest rate exchange agreements — liabilities, net	$—	$45,363	$—	$45,363

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.7 million, an accumulated current liability of $20.5 million and an accumulated long-term liability of $20.2 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.3 million, an accumulated current liability of $18.0 million and an accumulated long-term liability of $29.7 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $7.4 million for the three months ended March 31, 2011, and a net loss on derivatives of $5.2 million for the three months ended March 31, 2010.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Cable systems, equipment and subscriber devices	$1,681,325	$1,647,329
Vehicles	37,225	37,275
Buildings and leasehold improvements	27,874	27,762
Furniture, fixtures and office equipment	30,412	29,689
Land and land improvements	5,016	5,016

	1,781,852	1,747,071
Accumulated depreciation	(1,001,959)	(969,583)

Property, plant and equipment, net	$779,893	$777,488

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Accrued programming costs	$24,535	$22,783
Liabilities under interest rate exchange agreements	20,524	17,970
Accrued interest	20,207	10,423
Accrued payroll and benefits	16,671	14,911
Accrued taxes and fees	15,871	16,638
Accounts payable	13,564	7,355
Advance subscriber payments	10,242	9,331
Accrued service costs	8,949	6,830
Accrued property, plant and equipment	7,351	6,455
Accounts payable-affiliates	5,882	6,544
Book overdrafts (1)	1,996	2,013
Accrued telecommunications costs	1,457	1,440
Other accrued expenses	8,339	8,493

Accounts payable, accrued expenses and other current liabilities	$155,588	$131,186

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Bank credit facility	$1,560,500	$1,365,000
8 1/2% senior notes due 2015	500,000	500,000

	$2,060,500	$1,865,000
Less: current portion	14,000	14,000

Total long-term debt	$2,046,500	$1,851,000

Bank Credit Facility
As of March 31, 2011, we maintained a $1.792 billion bank credit facility (the “credit facility”), comprised of:
•	$430.3 million of revolving credit commitments, which expire on December 31, 2012;
•	$766.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015; and
•	$595.5 million of outstanding Term Loan F borrowings, which mature on October 23, 2017.
As of March 31, 2011, $221.7 million of our revolving credit commitments was unused and available to be borrowed and used for general corporate purposes after giving effect to $199.0 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.
As of March 31, 2011, our senior leverage ratio (as defined in the credit agreement) was 4.7 to 1.0. As of the same date, the credit agreement required us to maintain a senior leverage ratio of no more than 6.0 to 1.0. For all periods through March 31, 2011, we were in compliance with all of the covenants under the credit agreement.
Interest Rate Exchange Agreements
We use interest rate exchange agreements, or interest rate swaps, with various banks that fixes the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2011, and 2010. As of March 31, 2011:
•
We had current interest rate swaps which fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.2%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million and $600 million during the years ending December 31, 2011 and 2012, respectively; and

•
Forward-starting interest rate swaps which will fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.4%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $100 million and $600 million during the years ending December 31, 2011 and 2012, respectively.

As of March 31, 2011, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps was 4.2%, as compared to 5.1% as of the same date last year.
Senior Notes
As of March 31, 2011, we had $500 million of outstanding senior notes, and our total leverage ratio (as defined in the indenture) was 6.5 to 1.0 As of the same date, the indenture required a total leverage ratio of no more than 8.5 to 1.0. For all periods through March 31, 2011, we were in compliance with all of the covenants under the indenture to our senior notes.

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
Fair Value
As of March 31, 2011, the fair values of our senior notes and outstanding debt under our credit facility are as follows (dollars in thousands):

8 1/2 % senior notes due 2015	$520,000

Bank credit facility	$1,532,733

7. MEMBERS’ (DEFICIT) EQUITY
Going Private Transaction
On November 12, 2010, MCC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCC, JMC Communications LLC (“JMC”) and Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC, for the purpose of taking MCC private (the “Going Private Transaction”).
At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC, with MCC continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso (the “Merger”).
As a result of the Merger, (i) each outstanding share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash and (ii) each vested option held by an employee of MCC (other than Mr. Commisso) and each vested option and each unvested option and restricted stock unit held by a non-employee director of MCC was converted into the right to receive promptly after the Merger a cash payment calculated in accordance with the terms of the Merger Agreement. In addition, each unvested option and restricted stock unit held by an employee of MCC (other than Mr. Commisso) was converted into the right to receive upon vesting a cash payment calculated in accordance with the terms of the Merger Agreement. As a result of the Merger, MCC terminated all of its share-based compensation plans including its employee stock purchase plan and other plans which granted stock options and restricted stock units.
The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.
For the three months ended March 31, 2011, we recorded $0.4 million in deferred compensation expense (formerly share-based compensation expense). This represents the recognition of expenses incurred (based upon terms of the Merger Agreement) for (i) the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value and (ii) adjustments to recognize the right to receive $8.75 in cash. In addition, this amount includes the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to former share-based awards.

Total share-based compensation for the three months ended March 31, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

Three Months Ended
March 31,
2010
Share-based compensation expense by type of award:
Employee stock options	$40
Employee stock purchase plan	69
Restricted stock units	209

Total share-based compensation expense	$318

Employee Stock Purchase Plan
Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. The net proceeds from our employees were approximately $0.3 million and $0.4 million for each of the three months ended March 31, 2011 and 2010.
8. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in us. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended March 31, 2011 and 2010, we paid $4.5 million in cash dividends on the preferred equity.
9. RELATED PARTY TRANSACTIONS
See Note 7 for more information about the Going Private Transaction between MCC and MCC’s Chairman and Chief Executive Officer, Rocco B. Commisso.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “ties” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. MCC believes they have substantial defenses to the claims asserted in the complaint, and they intend to defend the action vigorously. MCC filed a Motion to Dismiss the action and the court recently ruled adversely to MCC. The case is now in the discovery/trial phase. If MCC is not successful in this litigation, we may have to distribute cash to MCC in order for MCC to pay any damages in regard to this litigation.
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
The director defendants, Mediacom, JMC Communications LLC and Mr. Commisso, as defendants in the foregoing actions, have reached an agreement in principle with the plaintiffs in all of the foregoing actions providing for the settlement of the actions on the terms and subject to the conditions set forth in a memorandum of understanding (the “MOU”), which terms include, but are not limited to, a settlement payment made by Mediacom on behalf of and for the benefit of the parties to the actions in the amount of $0.25 per share for each share of Mediacom common stock held by the plaintiff class as of March 4, 2011. If the settlement becomes effective, the settlement payment to the plaintiff class will be reduced by any attorneys’ fees and expenses awarded to plaintiffs’ counsel. The settlement is subject to, among other things, the execution of definitive settlement documentation and the approval of the Delaware Court. A court date has been set for June 6, 2011 to review the terms and conditions of settlement in the MOU. We may have to distribute cash to MCC to partially fund this settlement. Upon effectiveness of the settlement, the actions will be dismissed with prejudice and all claims under federal and state law that were or could have been asserted in the actions or which arise out of or relate to the Going Private Transaction will be released.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. Our most recently completed annual impairment test was conducted as of October 1, 2010, and we will be conducting our next annual impairment as of October 1, 2011.
In accordance with ASU 2010-28, we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit with its negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2011.
12. SUBSEQUENT EVENTS
We have evaluated subsequent events through May 12, 2011 (the date the financial statements were issued).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended March 31, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). MCC is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer our primary services of video, HSD and phone, which we refer to as our “triple-play bundle,” over a single communications platform, a significant advantage over most competitors in our service areas.
As of March 31, 2011, we offered our triple-play bundle to approximately 97% of our estimated 1.52 million homes passed in seven states. As of the same date, we served approximately 654,000 basic subscribers, 421,000 digital video customers, 469,000 HSD customers and 175,000 phone customers, aggregating 1.72 million revenue generating units (“RGUs”).
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
Our ability to continue to grow our customer base and revenues depends on several factors, including the competition we face and general economic conditions. Continuing weak economic conditions for customers, and significant video price competition from DBS providers, have contributed to lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. A continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
Recent Developments
Going Private Transaction
On November 12, 2010, MCC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCC, JMC Communications LLC (“JMC”) and Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC, for the purpose of taking MCC private (the “Going Private Transaction”).
At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC, with MCC continuing as the surviving corporation, a private company that is wholly-owned by Mr. Commisso (the “Merger”). As a result of the Merger, among other things, each share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash.
The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.
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

If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. We believe advertising revenues may decline in 2011, given that 2010 was an election year.
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
Management fee expenses reflect compensation paid to MCC for the performance of services it provides our operating subsidiaries in accordance with management agreements between MCC and our operating subsidiaries.
Use of Non-GAAP Financial Measures
“OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define OIBDA as operating income before depreciation and amortization. OIBDA has inherent limitations as discussed below.
OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry. A limitation of OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies.
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

In previous Quarterly and Annual Reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010, we have presented OIBDA as adjusted for non-cash stock based compensation, or “Adjusted OIBDA.” As a result of the Going Private Transaction, such compensation plans have been terminated, and we believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results. See Note 7 in our Notes to Consolidated Financial Statements for more information.
Actual Results of Operations
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change

Revenues	$215,656	$208,778	$6,878	3.3%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,985	86,360	3,625	4.2%
Selling, general and administrative expenses	42,194	39,959	2,235	5.6%
Management fee expense	3,997	3,876	121	3.1%
Depreciation and amortization	35,212	30,870	4,342	14.1%

Operating income	44,268	47,713	(3,445)	(7.2%)

Interest expense, net	(27,425)	(27,835)	410	(1.5%)
Gain (loss) on derivatives, net	7,372	(5,247)	12,619	NM
Other expense, net	(808)	(484)	(324)	66.9%

Net income	$23,407	$14,147	$9,260	65.5%

OIBDA	$79,480	$78,583	$897	1.1%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change

OIBDA	$79,480	$78,583	$897	1.1%
Depreciation and amortization	(35,212)	(30,870)	(4,342)	14.1%

Operating income	$44,268	$47,713	$(3,445)	(7.2%)

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Video	$130,949	$130,060	$889	0.7%
HSD	56,282	52,439	3,843	7.3%
Phone	17,270	15,959	1,311	8.2%
Advertising	11,155	10,320	835	8.1%

Total	$215,656	$208,778	$6,878	3.3%

	March 31,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	654,000	688,000	(34,000)	(4.9%)
Digital customers	421,000	390,000	31,000	7.9%
HSD customers	469,000	442,000	27,000	6.1%
Phone customers	175,000	159,000	16,000	10.1%

RGUs (1)	1,719,000	1,679,000	40,000	2.4%

Average total monthly revenue per basic subscriber (2)	$109.17	$101.01	$8.16	8.1%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 3.3%, primarily due to higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased 8.1% to $109.17.
Video revenues increased 0.7%, as video rate increases and higher revenues from our digital, DVR and HDTV services were mostly offset by a lower number of basic subscribers. During the three months ended March 31, 2011, we lost 9,000 basic subscribers and gained 12,000 digital customers, as compared to a loss of 2,000 basic subscribers and an increase of 12,000 digital customers in the prior year period. As of March 31, 2011, we served 654,000 basic subscribers, or 43.0% of our estimated homes passed, and 421,000 digital customers, or 64.4% of our basic subscribers. As of March 31, 2011, 45.9% of our digital customers were taking our DVR and/or HDTV services, as compared to 41.2% as of the same date last year.
HSD revenues grew 7.3%, primarily due to a 6.1% increase in HSD customers and, to a lesser extent, greater revenues from our enterprise networks business. During the three months ended March 31, 2011, we gained 10,000 HSD customers, as compared to an increase of 14,000 in the prior year period. As of March 31, 2011, we served 469,000 HSD customers, or 30.8% of our estimated homes passed.
Phone revenues were 8.2% higher, principally due to a 10.1% increase in phone customers. During the three months ended March 31, 2011, there was no change in phone customers, as compared to a gain of 7,000 phone customers in the prior year period. As of March 31, 2011, we served 175,000 phone customers, or 11.9% of our estimated marketable phone homes.
Advertising revenues rose 8.1%, primarily due to increased local sales, with significant contributions from the automotive category.

Costs and Expenses
Service costs grew 4.2%, primarily due to higher programming and, to a lesser extent, field operating expenses, offset in part by lower phone service costs. Programming expenses increased 5.7%, principally due to higher contractual rates and fees charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 18.3%, largely as a result of higher fiber lease and vehicle fuel costs, and a greater use of outside contractors. Phone service costs fell 33.3%, due to cost savings provided by the transition to an internal phone service platform. Service costs as a percentage of revenues were 41.7% and 41.4% for the three months ended March 31, 2011 and 2010, respectively.
Selling, general and administrative expenses increased 5.6%, mainly a result of higher marketing, and to a lesser extent, bad debt expenses, offset in part by lower customer service employee costs. Marketing expenses grew 19.0%, largely as a result of a greater use of telemarketing, print and direct mail advertising. Bad debt expense rose 25.4%, largely due to increased reserves for terminated customer contracts that were not applicable in the prior year period. Customer service employee costs fell 9.5%, principally due to greater productivity in our call centers. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 19.1% for the three months ended March 31, 2011 and 2010, respectively.
Management fee expense was 3.1% higher, reflecting slightly higher overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the three months ended March 31, 2011 and 2010.
Depreciation and amortization rose 14.1%, largely resulting from greater deployment of shorter-lived customer premise equipment and our transition to an internal phone service platform.
OIBDA
OIBDA increased 1.1%, primarily due to greater revenues, mostly offset by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income declined 7.2%, principally due to higher depreciation and amortization, offset in part by greater OIBDA.
Interest Expense, Net
Interest expense, net, decreased 1.5%, mainly due to a lower average cost of debt, mostly offset by higher average outstanding balances under our bank credit facility (the “credit facility”).
Gain (Loss) on Derivatives, Net
As of March 31, 2011, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.4 billion, of which $700 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net gain on derivatives of $7.4 million for the three months ended March 31, 2011, and a net loss on derivatives of $5.2 million for the three months ended March 31, 2010.
Other Expense, Net
Other expense, net, was $0.8 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, other expense, net, consisted of $0.5 million of revolving credit facility commitment fees and $0.3 million of other fees. During the three months ended March 31, 2010, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.2 million of other fees.

Net Income
As a result of the factors described above, we recognized net income of $23.4 million for the three months ended March 31, 2011, compared to $14.1 million in the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. We expect that cash generated by us, and available to us, will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during the remainder of 2011 in the aggregate amount of $10.5 million and in each of the years ending December 31, 2012 through December 31, 2014 in the aggregate amount of $14.0 million. As of March 31, 2011, our sources of liquidity included $8.3 million of cash on hand and $221.7 million of unused and available lines under our revolving credit facility.
In the longer term, specifically 2015 and beyond, we do not expect to generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on similar terms as we currently experience, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $59.7 million for the three months ended March 31, 2011, primarily due to OIBDA of $79.5 million and, to a much lesser extent, the $7.7 million net change in our operating assets and liabilities, offset in part by interest expense of $27.4 million. The net change in our operating assets and liabilities was largely a result of a increase in accounts payable, accrued expenses and other current liabilities of $21.9 million and a decrease in accounts receivable, net, of $4.1 million, offset in part by an increase in accounts receivable from affiliates of $14.7 million and an increase in prepaid expenses and other assets of $3.8 million.
Net cash flows provided by operating activities were $72.8 million for the three months ended March 31, 2010, primarily due to OIBDA of $78.6 million and, to a much lesser extent, the $21.4 million net change in our operating assets and liabilities, offset in part by interest expense of $27.8 million. The net change in our operating assets and liabilities was largely as a result of a decrease in accounts receivable from affiliates of $14.3 million, an increase in accounts payable, accrued expenses and other current liabilities of $9.5 million and a decrease in accounts receivable, net, of $1.9 million, offset in part by an increase in prepaid expenses and other assets of $4.2 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $30.6 million for the three months ended March 31, 2011, as compared to $32.3 million in the prior year period. The $1.7 million decline in net cash flows used in investing activities was due to a $6.2 million redemption of restricted cash and cash equivalents, offset in part by $4.5 million of greater capital spending. The increase in capital spending largely reflects greater spending on customer premise equipment, offset in part by reduced outlays related to our transition to an internal phone service platform.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $54.0 million for the three months ended March 31, 2011, primarily due to capital distributions to MCC of $245.0 million, which were mainly funded by net borrowings of $195.5 million under the credit facility. The capital distributions to MCC included a distribution to partially fund the Going Private Transaction (see “— Recent Developments — Going Private Transaction”).

Net cash flows used in financing activities were $43.6 million for the three months ended March 31, 2010, primarily due to capital distributions to MCC of $25.0 million, net repayment of $15.0 million under the credit facility and, to a lesser extent, a dividend payment on preferred members’ interest of $4.5 million.
Capital Structure
As of March 31, 2011, our outstanding total indebtedness was $2.061 billion, of which approximately 58% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2011, we paid cash interest of $16.5 million, net of capitalized interest.
Bank Credit Facility
As of March 31, 2011, we had a $1.792 billion credit facility, of which $1.561 billion was outstanding. As of the same date, we had $221.7 million of unused lines under our $430.3 million revolving credit facility, after giving effect to $199.0 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire on December 31, 2012.
We use interest rate exchange agreements, or interest rate swaps, in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.2%. As of the same date, we also had $700 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.4%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under the credit facility as of March 31, 2011 and 2010 were 4.2% and 5.1%, respectively.
Senior Notes
As of March 31, 2011, we had $500.0 million of outstanding senior notes.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. However, there are no covenants, events of default, borrowing conditions or other terms in the credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2010.
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband. Our most recently completed annual impairment test was conducted as of October 1, 2010, and we will be conducting our next annual impairment test as of October 1, 2011.
In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit with its negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future. Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2011.
Inflation and Changing Prices
Our costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2011.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of March 31, 2011.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

MEDIACOM BROADBAND LLC
May 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
May 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation