Form 10-Q
period 2011-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2011-08-12
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

Page
PART I

Item 1. Financial Statements	4

Consolidated Balance Sheets (unaudited) June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (unaudited) Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	26

PART II

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	lower demand for our products and services as a result of weak economic conditions or increased levels of competition from existing and new competitors;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual property;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and
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
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)
ASSETS
CURRENT ASSETS
Cash	$9,472	$33,123
Restricted cash and cash equivalents	—	6,153
Accounts receivable, net of allowance for doubtful accounts of $1,967 and $1,614	55,835	53,362
Accounts receivable — affiliates	38,180	46,430
Prepaid expenses and other current assets	10,078	10,573

Total current assets	113,565	149,641

Property, plant and equipment, net of accumulated depreciation of $1,034,972 and $969,583	782,105	777,488
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $38,254 and $37,266	1,493	2,481
Other assets, net of accumulated amortization of $17,166 and $15,033	22,738	27,227

Total assets	$2,292,754	$2,329,690

LIABILITIES AND MEMBER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$146,326	$131,186
Deferred revenue	33,214	31,840
Current portion of long-term debt	14,000	14,000

Total current liabilities	193,540	177,026

Long-term debt, less current portion	2,020,600	1,851,000
Other non-current liabilities	31,297	31,617

Total liabilities	2,245,437	2,059,643

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000
MEMBER’S (DEFICIT) EQUITY
Capital contributions	101,675	346,675
Accumulated deficit	(204,358)	(226,628)

Total member’s (deficit) equity	(102,683)	120,047

Total liabilities, preferred members’ interest and member’s (deficit) equity	$2,292,754	$2,329,690

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$219,758	$213,270	$435,415	$422,048

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,125	88,461	179,111	174,820
Selling, general and administrative expenses	43,052	41,782	85,246	81,741
Management fee expense	3,663	3,968	7,660	7,843
Depreciation and amortization	35,876	31,790	71,089	62,659

Operating income	48,042	47,269	92,309	94,985

Interest expense, net	(28,228)	(28,365)	(55,652)	(56,200)
Loss on derivatives, net	(11,577)	(14,629)	(4,205)	(19,876)
Other expense, net	(374)	(468)	(1,182)	(955)

Net income	7,863	3,807	$31,270	$17,954

Dividend to preferred members	4,500	4,500	9,000	9,000

Net income (loss) applicable to preferred members	$3,363	$(693)	$22,270	$8,954

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,270	$17,954
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	71,089	62,659
Loss on derivatives, net	4,205	19,876
Amortization of deferred financing costs	2,133	1,571
Share-based compensation	—	645
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,473)	(5,364)
Accounts receivable — affiliates	8,250	39,653
Prepaid expenses and other assets	72	(4,571)
Accounts payable, accrued expenses and other current liabilities	12,991	(169)
Deferred revenue	1,374	(137)
Other non-current liabilities	(170)	(169)

Net cash flows provided by operating activities	$128,741	$131,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(73,454)	$(68,568)
Redemption of restricted cash and cash equivalents (Note 1)	6,153	—

Net cash flows used in investing activities	$(67,301)	$(68,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings under the bank credit facility	$250,000	$824,875
Repayment of borrowings under the bank credit facility	(80,400)	(807,875)
Dividend payment on preferred members’ interest	(9,000)	(9,000)
Capital distributions to parent	(245,000)	(48,000)
Financing costs	—	(9,628)
Other financing activities — book overdrafts	(691)	(8,365)

Net cash flows used in financing activities	$(85,091)	$(57,993)

Net (decrease) increase in cash	(23,651)	5,387

CASH, beginning of period	33,123	11,676

CASH, end of period	$9,472	$17,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$54,023	$59,297

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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.3 million for each of the three months ended June 30, 2011 and 2010, and approximately $12.6 million for each of the six months ended June 30, 2011 and 2010.
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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements or related disclosures.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and, (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We do not expect that ASU 2011-04 will have a material impact on our financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of June 30, 2011, our interest rate exchange agreement liabilities, net, were valued at $49.6 million using Level 2 inputs, as follows:

	Fair Value as of June 30, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$784	$—	$784

Liabilities
Interest rate exchange agreements	$—	$50,351	$—	$50,351

Interest rate exchange agreements — liabilities, net	$—	$49,567	$—	$49,567

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $45.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,298	$—	$2,298

Liabilities
Interest rate exchange agreements	$—	$47,661	$—	$47,661

Interest rate exchange agreements — liabilities, net	$—	$45,363	$—	$45,363

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $0.8 million, an accumulated current liability of $20.8 million and an accumulated long-term liability of $29.5 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.3 million, an accumulated current liability of $18.0 million and an accumulated long-term liability of $29.7 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $11.6 million and $14.6 million for the three months ended June 30, 2011 and 2010, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $4.2 million and $19.9 million for the six months ended June 30, 2011 and 2010, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Cable systems, equipment and subscriber devices	$1,711,457	$1,647,329
Vehicles	37,989	37,275
Buildings and leasehold improvements	28,160	27,762
Furniture, fixtures and office equipment	34,471	29,689
Land and land improvements	5,000	5,016

Property, plant and equipment, gross	1,817,077	1,747,071
Accumulated depreciation	(1,034,972)	(969,583)

Property, plant and equipment, net	$782,105	$777,488

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Accrued programming costs	$24,933	$22,783
Liabilities under interest rate exchange agreements	20,811	17,970
Accrued taxes and fees	19,102	16,638
Accrued payroll and benefits	15,899	14,911
Subscriber advance payments	11,268	9,331
Accrued property, plant and equipment	11,112	6,455
Accounts payable	10,764	7,355
Accrued interest	9,560	10,423
Other accrued expenses	8,319	8,493
Accrued service costs	7,909	6,830
Accrued telecommunications costs	1,664	1,440
Book overdrafts (1)	1,322	2,013
Accounts payable — affiliates	3,663	6,544

Accounts payable, accrued expenses and other current liabilities	$146,326	$131,186

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Bank credit facility	$1,534,600	$1,365,000
8 1/2% senior notes due 2015	500,000	500,000

	2,034,600	1,865,000
Less: current portion	14,000	14,000

Total long-term debt	$2,020,600	$1,851,000

Bank Credit Facility
As of June 30, 2011, we maintained a $1.788 billion bank credit facility (the “credit facility”), comprised of:
•	$430.3 million of revolving credit commitments, which expire on December 31, 2012;

•	$764.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015; and

•	$594.0 million of outstanding Term Loan F borrowings, which mature on October 23, 2017.
As of June 30, 2011, we had $244.1 million of unused revolving credit commitments, after giving effect to $176.6 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral, all of which were unused and available to be borrowed and used for general corporate purposes.
The credit agreement governing the credit facility requires us to maintain a senior leverage ratio (as defined) of no more than 6.0 to 1.0. For all periods through June 30, 2011, we were in compliance with all of the covenants under the credit agreement and, as of June 30, 2011, our senior leverage ratio was 4.4 to 1.0.
Interest Rate Exchange Agreements
We use interest rate exchange agreements, or interest rate swaps, with various banks that fixes the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2011, and 2010. As of June 30, 2011:
•
We had current interest rate swaps which fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.2%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million and $600 million during the years ending December 31, 2011 and 2012, respectively; and

•
We had forward-starting interest rate swaps which will fix the variable portion of $900 million of borrowings under the credit facility at a rate of 3.3%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $100 million, $700 million and $100 million during the years ending December 31, 2011, 2012 and 2014, respectively.

As of June 30, 2011, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps was 4.3%, as compared to 5.0% as of the same date last year.

Senior Notes
As of June 30, 2011, we had $500.0 million of senior notes outstanding. The indenture governing our senior notes requires a total leverage ratio (as defined) of no more than 8.5 to 1.0. As of June 30, 2011, we were in compliance with all of the covenants under the indenture, and our total leverage ratio was 6.1 to 1.0.
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
Fair Value
As of June 30, 2011, the fair values of our senior notes and outstanding debt under our credit facility are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$510,625

Bank credit facility	$1,495,765

7. MEMBER’S (DEFICIT) EQUITY
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

Deferred Compensation
For the three and six months ended June 30, 2011, we recorded $0.5 million and $0.9 million, respectively, of deferred compensation expense (formerly share-based compensation expense). This represents the recognition of expenses incurred (based upon terms of the Merger Agreement) for (i) the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value and (ii) adjustments to recognize the right to receive $8.75 in cash. In addition, this amount includes the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to the former share-based awards.
Total share-based compensation for the three and six months ended June 30, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Share-based compensation expense by type of award:
Employee stock options	$44	$84
Employee stock purchase plan	69	139
Restricted stock units	213	422

Total share-based compensation expense	$326	$645

Employee Stock Purchase Plan
Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. The net employee proceeds were $0 and approximately $0.2 million for the three months ended June 30, 2011 and 2010, respectively. The net employee proceeds were approximately $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
8. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in us. The preferred equity investment has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2011 and 2010, we paid $4.5 million in cash dividends on the preferred equity. During each of the six months ended June 30, 2011 and 2010, we paid $9.0 million in cash dividends on the preferred equity.
9. RELATED PARTY TRANSACTIONS
See Note 7 for more information about the Going Private Transaction between MCC and MCC’s Chairman and Chief Executive Officer, Rocco B. Commisso.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Jim Knight v. Mediacom Communications Corp.
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which MCC is named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from MCC and rented a cable box distributed by MCC. The plaintiff alleges that MCC improperly “ties” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. MCC was served with the complaint on April 16, 2010. On August 8, 2011 Mr. Knight dismissed his claim with prejudice and the case was closed.

Mediacom Communications Shareholders Litigation
Between June 3, 2010 and June 10, 2010, three purported class actions lawsuits were filed against MCC and its individual directors, including Mr. Commisso, all in the Court of Chancery of the State of Delaware (which we refer to as the “Delaware Court”), under the captions Colleen Witmer v. Mediacom Communications Corporation, et al., J. Malcolm Gray v. Mediacom Communications Corporation, et al. and Haverhill Retirement System v. Mediacom Communications Corporation, et al. The lawsuits were subsequently consolidated for all purposes in the Delaware Court of Chancery under the caption In Re Mediacom Communications Corporation Shareholders Litigation. On January 4, 2011, a Second Verified Consolidated Amended Class Action Complaint was filed that alleged, among other things, that the defendant directors breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private, including among other things their fiduciary duty of disclosure, and that MCC, Mr. Commisso and JMC Communications LLC aided and abetted such breaches. The plaintiffs sought injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
On November 18, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the Supreme Court of the State of New York, Orange County, under the caption Wendy Kwait v. Mediacom Communications Corporation, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private and that MCC and Mr. Commisso aided and abetted such breaches. The plaintiffs sought injunctive relief, rescission of the transaction or rescissory damages.
On November 29, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Thomas Turberg v. Mediacom Communications Corporation, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private and that MCC and JMC Communications LLC aided and abetted such breaches. The plaintiffs sought injunctive relief and damages.
On December 10, 2010, another purported class action lawsuit was filed against MCC and its individual directors, including Mr. Commisso, in the United States District Court for the Southern District of New York, under the caption Ella Mae Pease v. Rocco Commisso, et al. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private; that MCC, Mr. Commisso and JMC Communications LLC aided and abetted such breaches; and that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs sought declaratory and injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages, profits and special benefits.
The director defendants, MCC, JMC Communications LLC and Mr. Commisso, as defendants in the foregoing actions, reached agreement with the plaintiffs in all of the foregoing actions providing for the settlement of the actions on the terms and subject to the conditions set forth in a settlement agreement (the “Agreement”), which terms included, but were not limited to, a settlement payment made by MCC on behalf of and for the benefit of the parties to the actions in the amount of $0.25 per share for each share of MCC common stock held by the plaintiff class as of March 4, 2011. The settlement payment to the plaintiff class was reduced by any attorneys’ fees and expenses awarded to plaintiffs’ counsel. On June 6, 2011, the Agreement was approved by the Delaware Court. All litigation related to the going private transaction has been dismissed with prejudice. As of July 25, 2011, all of the conditions to the Agreement had been satisfied. A settlement payment of $10.3 million was subsequently made, of which we funded $5.7 million through a capital distribution to MCC, with the remainder funded by Mediacom LLC.
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2011.
12. SUBSEQUENT EVENTS
We have evaluated subsequent events through August 12, 2011 (the date the financial statements were issued).
As of July 25, 2011, all of the conditions to the Agreement discussed under “Mediacom Communications Shareholders Litigation” in Note 10 had been satisfied. A settlement payment of $10.3 million was subsequently made, of which we funded $5.7 million through a capital distribution to MCC, with the remainder funded by Mediacom LLC.
On August 8, 2011, all claims under the purported class action Jim Knight v. Mediacom Communications Corp. were dismissed with prejudice and the case was closed. See “Jim Knight v. Mediacom Communications Corp.” in Note 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010.
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
As of June 30, 2011, we offered our triple-play bundle to approximately 97% of our estimated 1.52 million homes passed in seven states. As of the same date, we served approximately 634,000 basic subscribers, 415,000 digital video customers, 470,000 HSD customers and 177,000 phone customers, aggregating 1.28 million primary service units (“PSUs”) and 1.70 million revenue generating units (“RGUs”).
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
As a result of competition and weak economic conditions, we have lost video customers in the past and our video revenues may decline in the foreseeable future if this trend continues. We believe this loss of revenue will be mostly offset through greater penetration of our advanced video services. We also expect to continue to expand our penetration of our HSD and phone services, which we believe will result in further growth in HSD and phone revenues. However, weak economic conditions, intense competition and, specific to phone, wireless substitution, may adversely affect future growth in HSD and phone customers. Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues may decline in 2011, as 2010 was an election year.
Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; HSD costs, including costs of bandwidth connectivity and customer provisioning and costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; employee costs, including wages and other expenses for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; and field operating costs, including the use of outside contractors, and vehicle, utility and pole rental expenses. These costs generally rise as a result of contractual increases in video programming rates, customer growth and inflationary cost increases for personnel, outside vendor and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. Our service costs may fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins may continue to decline if increases in programming costs outpace any growth in video revenues.
Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service and support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for employees and other expenses. We anticipate that our selling, general and administrative expenses should remain fairly consistent as a percentage of our revenues.
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
Actual Results of Operations
Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Revenues	$219,758	$213,270	$6,488	3.0%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,125	88,461	664	0.8%
Selling, general and administrative expenses	43,052	41,782	1,270	3.0%
Management fee expense	3,663	3,968	(305)	(7.7%)
Depreciation and amortization	35,876	31,790	4,086	12.9%

Operating income	48,042	47,269	773	1.6%

Interest expense, net	(28,228)	(28,365)	137	(0.5%)
Loss on derivatives, net	(11,577)	(14,629)	3,052	NM
Other expense, net	(374)	(468)	94	(20.1%)

Net income	$7,863	$3,807	$4,056	NM

OIBDA	$83,918	$79,059	$4,859	6.1%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

OIBDA	$83,918	$79,059	$4,859	6.1%
Depreciation and amortization	(35,876)	(31,790)	(4,086)	12.9%

Operating income	$48,042	$47,269	$773	1.6%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Video	$131,297	$131,166	$131	0.1%
HSD	59,166	53,476	5,690	10.6%
Phone	17,175	16,191	984	6.1%
Advertising	12,120	12,437	(317)	(2.5%)

Total	$219,758	$213,270	$6,488	3.0%

	June 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	634,000	677,000	(43,000)	(6.4%)
HSD customers	470,000	447,000	23,000	5.1%
Phone customers	177,000	168,000	9,000	5.4%

Primary Service Units (PSUs)	1,281,000	1,292,000	(11,000)	(0.9%)
Digital customers	415,000	394,000	21,000	5.3%

Revenue Generating Units (RGUs)	1,696,000	1,686,000	10,000	0.6%

Average total monthly revenue per basic subscriber (1)	$113.75	$104.16	$9.59	9.2%
Average total monthly revenue per PSU (2)	$56.81	$55.09	$1.72	3.1%

(1)	Represents average total monthly revenues for the period divided by average basic subscribers for such period.

(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.
Revenues increased 3.0%, largely as a result of greater HSD revenues. Average total monthly revenue per basic subscriber increased 9.2% to $113.75, and average total monthly revenue per PSU increased 3.1% to $56.81.
Video revenues were essentially flat, as lower levels of discounted pricing and, to a lesser extent, higher penetration of our advanced video services and greater revenues from customer fees were mostly offset by a lower number of basic subscribers. During the three months ended June 30, 2011, we lost 20,000 basic subscribers and 6,000 digital customers, as compared to a loss of 11,000 basic subscribers and an increase of 4,000 digital customers in the prior year period. As of June 30, 2011, we served 634,000 basic subscribers, or 41.7% of our estimated homes passed, and 415,000 digital customers, or 65.5% of our basic subscribers. As of June 30, 2011, 46.9% of our digital customers were taking our DVR and/or HDTV services, as compared to 42.8% as of the same date last year.

HSD revenues grew 10.6%, primarily due to a 5.1% increase in HSD customers and, to a lesser extent, greater revenues from equipment rentals and our enterprise networks business. During the three months ended June 30, 2011, we gained 1,000 HSD customers, as compared to an increase of 5,000 in the prior year period. As of June 30, 2011, we served 470,000 HSD customers, or 30.9% of our estimated homes passed.
Phone revenues were 6.1% higher, principally due to a 5.4% increase in phone customers. During the three months ended June 30, 2011, we gained 2,000 phone customers, as compared to a gain of 9,000 phone customers in the prior year period. As of June 30, 2011, we served 177,000 phone customers, or 12.0% of our estimated marketable phone homes.
Advertising revenues fell 2.5%, mainly due to lower levels of political advertising.
Costs and Expenses
Service costs increased 0.8%, primarily due to higher programming and, to a lesser extent, field operating expenses, largely offset by lower phone service costs. Programming expenses grew 4.0%, principally due to higher contractual rates and fees charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 18.2%, largely as a result of greater vehicle fuel, equipment maintenance and repair, and electricity costs. Phone service costs fell 55.1%, substantially due to cost savings provided by our transition to an internal phone service platform. Service costs as a percentage of revenues were 40.6% and 41.5% for the three months ended June 30, 2011 and 2010, respectively.
Selling, general and administrative expenses increased 3.0%, principally as a result of higher marketing costs. Marketing expenses grew 15.5%, primarily due to increased employee and other expenses related to our business service marketing. Selling, general and administrative expenses as a percentage of revenues were 19.6% for each of the three months ended June 30, 2011 and 2010.
Management fee expense was 7.7% lower, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues were 1.7% and 1.9% for the three months ended June 30, 2011 and 2010, respectively.
Depreciation and amortization rose 12.9%, largely a result of the depreciation of new investments related to our internal phone service platform.
OIBDA
OIBDA grew 6.1%, primarily due to greater revenues and constrained growth in service costs.
Operating Income
Operating income was 1.6% higher, principally due to the growth in OIBDA, mostly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 0.5%, as a lower average cost of debt was mostly offset by higher average outstanding balances under our bank credit facility (the “credit facility”).
Loss on Derivatives, Net
As of June 30, 2011, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $1.6 billion, of which $900 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $11.6 million and $14.6 million for the three months ended June 30, 2011 and 2010, respectively.

Other Expense, Net
Other expense, net, was $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended June 30, 2010, other expense, net, substantially consisted of revolving credit facility commitment fees.
Net Income
As a result of the factors described above, we recognized net income of $7.9 million for the three months ended June 30, 2011, compared to $3.8 million for the three months ended June 30, 2010.
Actual Results of Operations
Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Revenues	$435,415	$422,048	$13,367	3.2%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	179,111	174,820	4,291	2.5%
Selling, general and administrative expenses	85,246	81,741	3,505	4.3%
Management fee expense	7,660	7,843	(183)	(2.3%)
Depreciation and amortization	71,089	62,659	8,430	13.5%

Operating income	92,309	94,985	(2,676)	(2.8%)

Interest expense, net	(55,652)	(56,200)	548	(1.0%)
Loss on derivatives, net	(4,205)	(19,876)	15,671	NM
Other expense, net	(1,182)	(955)	(227)	23.8%

Net income	$31,270	$17,954	$13,316	NM

OIBDA	$163,398	$157,644	$5,754	3.6%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

OIBDA	$163,398	$157,644	$5,754	3.6%
Depreciation and amortization	(71,089)	(62,659)	(8,430)	13.5%

Operating income	$92,309	$94,985	$(2,676)	(2.8%)

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the six months ended, June 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Video	$262,246	$261,226	$1,020	0.4%
HSD	115,448	105,915	9,533	9.0%
Phone	34,445	32,150	2,295	7.1%
Advertising	23,274	22,757	517	2.3%

Total	$435,413	$422,048	$13,365	3.2%

	June 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	634,000	677,000	(43,000)	(6.4%)
HSD customers	470,000	447,000	23,000	5.1%
Phone customers	177,000	168,000	9,000	5.4%

Primary Service Units (PSUs)	1,281,000	1,292,000	(11,000)	(0.9%)
Digital customers	415,000	394,000	21,000	5.3%

Revenue Generating Units (RGUs)	1,696,000	1,686,000	10,000	0.6%

Average total monthly revenue per basic subscriber	$111.90	$102.91	$8.99	8.7%
Average total monthly revenue per PSU	$56.30	$54.91	$1.39	2.5%
Revenues increased 3.2%, primarily due to higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased 8.7% to $111.90.
Video revenues were 0.4% higher, as lower levels of discounted pricing and, to a lesser extent, greater revenues from customer fees and increased penetration of our advanced video services were mostly offset by a lower number of basic subscribers. During the six months ended June 30, 2011, we lost 29,000 basic subscribers and gained 6,000 digital customers, as compared to a loss of 13,000 basic subscribers and an increase of 16,000 digital customers in the prior year period.
HSD revenues grew 9.0%, primarily due to the increase in HSD customers and, to a lesser extent, greater revenues from equipment rentals and our enterprise networks business. During the six months ended June 30, 2011, we gained 11,000 HSD customers, as compared to an increase of 19,000 in the prior year period.
Phone revenues rose 7.1%, principally due to the increase in phone customers. During the six months ended June 30, 2011, we gained 2,000 phone customers, as compared to a gain of 16,000 phone customers in the prior year period.
Advertising revenues increased 2.3%, primarily due to higher levels of automotive advertising.
Costs and Expenses
Service costs grew 2.5%, primarily due to higher programming and, to a lesser extent, field operating expenses, largely offset by lower phone service costs. Programming expenses increased 4.9%, principally due to higher contractual rates and fees charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 18.2%, largely as a result of higher vehicle fuel and repair, fiber lease and electricity costs, and a greater usage of outside contractors. Phone service costs fell 44.3%, substantially due to cost savings provided by our transition to an internal phone service platform. Service costs as a percentage of revenues were 41.1% and 41.4% for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses increased 4.3%, principally due to higher marketing costs. Marketing expenses grew 17.2%, primarily due to increased employee and other expenses related to our business service marketing. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 19.4% for the six months ended June 30, 2011 and 2010, respectively.
Management fee expense was 2.3% lower, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues were 1.8% and 1.9% for the six months ended June 30, 2011 and 2010, respectively.
Depreciation and amortization rose 13.5%, largely a result of the depreciation of new investments related to our internal phone service platform.
OIBDA
OIBDA increased 3.6%, primarily due to greater revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income declined 2.8%, principally due to higher depreciation and amortization, offset in part by the increase in OIBDA.
Interest Expense, Net
Interest expense, net, decreased 1.0%, as a lower average cost of debt was mostly offset by higher average outstanding balances under our credit facility.
Loss on Derivatives, Net
As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded a net loss on derivatives of $4.2 million and $19.9 million for the six months ended June 30, 2011 and 2010, respectively.
Other Expense, Net
Other expense, net, was $1.2 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, other expense, net, consisted of $0.8 million of revolving credit facility commitment fees and $0.4 million of other fees. During the six months ended June 30, 2010, other expense, net, consisted of $0.8 million of revolving credit facility commitment fees and $0.2 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $31.3 million for the six months ended June 30, 2011, compared to $18.0 million in the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. Our liquidity needs in the foreseeable future include, as of June 30, 2011, scheduled term loan amortization of $7.0 million during the remainder of 2011 and $14.0 million in each of the years ending December 31, 2012 through December 31, 2014, and $176.6 million of outstanding loans under our revolving credit facility, which expires December 31, 2012. We expect to extend the maturity of our revolving credit facility prior to its expiration and refinance the outstanding loans thereunder. As of June 30, 2011, our sources of liquidity included $9.5 million of cash on hand and $244.1 of unused and available lines under our revolving credit facility. We believe that cash generated by us, and available to us through our borrowing capacity under the revolving credit facility, will meet our anticipated capital and liquidity needs for the foreseeable future.

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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $128.7 million for the six months ended June 30, 2011, primarily due to OIBDA of $163.4 million and, to a much lesser extent, the $20.0 million net change in our operating assets and liabilities, offset in part by interest expense of $55.7 million. The net change in our operating assets and liabilities was largely a result of an increase in accounts payable, accrued expenses and other current liabilities of $13.0 million, a decrease in accounts receivable from affiliates of $8.3 million and, to a lesser extent, a decrease in deferred revenue of $1.4 million, offset in part by an increase in accounts receivable, net, of $2.5 million.
Net cash flows provided by operating activities were $131.9 million for the six months ended June 30, 2010, primarily due to OIBDA of $157.6 million and, to a much lesser extent, the $29.2 million net change in operating assets and liabilities, offset in part by interest expense of $56.2 million. The net change in operating assets and liabilities was largely due to a decrease in accounts receivable from affiliates of $39.7 million, offset in part by an increase in accounts receivable, net, of $5.4 million and an increase in prepaid expenses and other assets of $4.6 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $67.3 million for the six months ended June 30, 2011, as compared to $68.6 million in the prior year period. The $1.3 million decline in net cash flows used in investing activities was due to a $6.2 million redemption of restricted cash and cash equivalents, offset in part by a $4.9 million increase in capital spending. The increase in capital expenditures largely reflects investments in scalable infrastructure for our HSD service and, to a lesser extent, greater spending related to our business services and vehicle purchases, offset in part by reduced outlays for investments in our phone service platform.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $85.1 million for the six months ended June 30, 2011, primarily due to capital distributions to MCC of $245.0 million, offset in part by net borrowings of $169.6 million under the credit facility. The capital distributions to MCC partially funded the Going Private Transaction (see “— Recent Developments — Going Private Transaction” above).
Net cash flows used in financing activities were $58.0 million for the six months ended June 30, 2010, principally due to capital distributions to MCC of $48.0 million and, to a lesser extent, financing costs of $9.6 million, a dividend payment on preferred members’ interest of $9.0 million and other financing activities, principally book overdrafts, of $8.4 million. Such financing activities were partially offset by net borrowings of debt of $17.0 million.
Capital Structure
As of June 30, 2011, our outstanding total indebtedness was $2.035 billion, of which approximately 59.0% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2011, we paid cash interest of $54.0 million, net of capitalized interest.
Bank Credit Facility
As of June 30, 2011, we had a $1.788 billion credit facility, of which $1.535 billion was outstanding. As of the same date, we had $244.1 million of unused lines under our $430.3 million revolving credit facility, after giving effect to $176.6 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire on December 31, 2012.

We use interest rate exchange agreements, or interest rate swaps, in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.2%. As of the same date, we also had $900 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.3%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under the credit facility as of June 30, 2011 and 2010 were 4.3% and 5.0%, respectively.
Senior Notes
As of June 30, 2011, we had $500.0 million of outstanding senior notes.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2011.
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
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2011.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of June 30, 2011.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

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

MEDIACOM BROADBAND LLC
August 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
August 12, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation