Form 10-Q
period 2011-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2011-11-10
CIK 1161364, 1161366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

Commission File Numbers:	333-72440 333-82124-02
Mediacom Broadband LLC
Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Numbers)
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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Page

PART I

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II

Item 1. Legal Proceedings	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Broadband LLC as “Mediacom Broadband,” and Mediacom Broadband and its consolidated subsidiaries as “we,” “us” and “our.”

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
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$7,098	$33,123
Restricted cash and cash equivalents	—	6,153
Accounts receivable, net of allowance for doubtful accounts of $1,461 and $1,614	57,717	53,362
Accounts receivable — affiliates	16,955	46,430
Prepaid expenses and other current assets	9,885	10,573

Total current assets	91,655	149,641

Property, plant and equipment, net of accumulated depreciation of $1,067,167 and $969,583	793,099	777,488
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $38,735 and $37,266	1,012	2,481
Other assets, net of accumulated amortization of $18,282 and $15,033	20,943	27,227

Total assets	$2,279,562	$2,329,690

LIABILITIES AND MEMBER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$159,919	$131,186
Deferred revenue	33,266	31,840
Current portion of long-term debt	14,000	14,000

Total current liabilities	207,185	177,026

Long-term debt, less current portion	1,983,000	1,851,000
Other non-current liabilities	49,884	31,617

Total liabilities	2,240,069	2,059,643

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000
MEMBER’S (DEFICIT) EQUITY
Capital contributions	95,975	346,675
Accumulated deficit	(206,482)	(226,628)

Total member’s (deficit) equity	(110,507)	120,047

Total liabilities, preferred members’ interest and member’s (deficit) equity	$2,279,562	$2,329,690

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$220,244	$210,788	$655,660	$632,836

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	88,566	90,019	267,677	264,839
Selling, general and administrative expenses	44,872	42,986	130,117	124,727
Management fee expense	3,414	3,985	11,075	11,828
Depreciation and amortization	35,503	33,022	106,592	95,681

Operating income	47,889	40,776	140,199	135,761

Interest expense, net	(27,897)	(27,951)	(83,549)	(84,151)
Loss on derivatives, net	(17,159)	(12,631)	(21,363)	(32,507)
Other expense, net	(456)	(643)	(1,641)	(1,597)

Net income (loss)	$2,377	$(449)	$33,646	$17,506

Dividend to preferred members	4,500	4,500	13,500	13,500

Net (loss) income applicable to preferred members	$(2,123)	$(4,949)	$20,146	$4,006

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,646	$17,506
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	106,592	95,681
Loss on derivatives, net	21,363	32,507
Amortization of deferred financing costs	3,249	2,601
Share-based compensation	—	966
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,355)	(2,649)
Accounts receivable — affiliates	29,475	53,889
Prepaid expenses and other assets	(470)	(8,094)
Accounts payable, accrued expenses and other current liabilities	22,461	4,890
Deferred revenue	1,426	(412)
Other non-current liabilities	(253)	(253)

Net cash flows provided by operating activities	$213,134	$196,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(111,951)	$(102,954)
Redemption of (investment in) restricted cash and cash equivalents (Note 1)	6,153	(6,151)

Net cash flows used in investing activities	$(105,798)	$(109,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings under the bank credit facility	$290,900	$824,875
Repayment of borrowings under the bank credit facility	(158,900)	(811,375)
Dividend payments on preferred members’ interest	(13,500)	(13,500)
Capital distributions to parent	(250,700)	(63,000)
Financing costs	—	(9,628)
Other financing activities — book overdrafts	(1,161)	(6,916)

Net cash flows used in financing activities	$(133,361)	$(79,544)

Net (decrease) increase in cash	(26,025)	7,983

CASH, beginning of period	33,123	11,676

CASH, end of period	$7,098	$19,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$70,185	$76,328

NON-CASH TRANSACTIONS-INVESTING:
Capital expenditures accrued during the period (Note 5)	$6,889	—

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
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.2 million for each of the three months ended September 30, 2011 and 2010, respectively and approximately $18.7 million and $18.8 million for the nine months ended September 30, 2011 and 2010 respectively.
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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements or related disclosures.
In December 2010, the FASB issued Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The amendments to ASC 350 — Intangibles — Goodwill and Other in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on our financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and, (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We do not expect that ASU 2011-04 will have a material impact on our financial statements or related disclosures.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect that ASU 2011-08 will have a material impact on our financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2011, our interest rate exchange agreement liabilities, net, were valued at $66.7 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$66,726	$—	$66,726

Interest rate exchange agreements — liabilities, net	$—	$66,726	$—	$66,726

As of December 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $45.4 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$2,298	$—	$2,298

Liabilities
Interest rate exchange agreements	$—	$47,661	$—	$47,661

Interest rate exchange agreements — liabilities, net	$—	$45,363	$—	$45,363

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $18.5 million and an accumulated long-term liability of $48.2 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.3 million, an accumulated current liability of $18.0 million and an accumulated long-term liability of $29.7 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $17.2 million and $12.6 million for the three months ended September 30, 2011 and 2010, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $21.4 million and $32.5 million for the nine months ended September 30, 2011 and 2010, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Cable systems, equipment and subscriber devices	$1,753,041	$1,647,329
Vehicles	38,651	37,275
Furniture, fixtures and office equipment	35,315	29,689
Buildings and leasehold improvements	28,258	27,762
Land and land improvements	5,001	5,016

Property, plant and equipment, gross	1,860,266	1,747,071
Accumulated depreciation	(1,067,167)	(969,583)

Property, plant and equipment, net	$793,099	$777,488

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Accounts payable — non-affiliates	$24,604	$7,355
Accrued programming costs	24,467	22,783
Accrued interest	20,176	10,423
Liabilities under interest rate exchange agreements	18,514	17,970
Accrued taxes and fees	15,299	16,638
Accrued payroll and benefits	15,013	14,911
Accrued property, plant and equipment(1)	13,344	6,455
Advance subscriber payments	8,081	9,331
Accrued service costs	6,735	6,830
Accounts payable — affiliates	3,452	6,544
Accrued telecommunications costs	1,522	1,440
Book overdrafts (2)	852	2,013
Other accrued expenses	7,860	8,493

Accounts payable, accrued expenses and other current liabilities	$159,919	$131,186

(1)	During the nine months ended September 30, 2011, capital expenditures in the Consolidated Statement of Cash Flows excluded $6.9 million of non-cash transactions which were accrued during the period.

(2)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Bank credit facility	$1,497,000	$1,365,000
8 1/2% senior notes due 2015	500,000	500,000

	1,997,000	1,865,000
Less: current portion	14,000	14,000

Total long-term debt	$1,983,000	$1,851,000

Bank Credit Facility
As of September 30, 2011, we maintained a $1.785 billion bank credit facility (the “credit facility”), comprising:
•	$430.3 million of revolving credit commitments, which expire on December 31, 2012;
•	$762.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015; and
•	$592.5 million of outstanding Term Loan F borrowings, which mature on October 23, 2017.
As of September 30, 2011, we had $278.2 million of unused revolving credit commitments, all of which were able to be borrowed and used for general corporate purposes, after giving effect to $142.5 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.
The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2011, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0. For all periods through September 30, 2011, we were in compliance with all of the covenants under the credit agreement, and as of September 30, 2011, our total leverage ratio was 4.3 to 1.0.
See Note 12 for a discussion of the financing transactions completed on November 10, 2011.
Interest Rate Exchange Agreements
We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2011, and 2010. As of September 30, 2011:
•
We had current interest rate swaps which fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.2%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million and $600 million during the years ending December 31, 2011 and 2012, respectively; and

•
We had forward-starting interest rate swaps which will fix the variable portion of $1.1 billion of borrowings under the credit facility at a rate of 3.1%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $100 million, $700 million and $300 million during the years ending December 31, 2011, 2012 and 2014, respectively.

As of September 30, 2011, the average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.3%, as compared to 4.7% as of the same date last year.

Senior Notes
As of September 30, 2011, we had $500 million of senior notes outstanding. Our senior notes are unsecured obligations and the indenture governing our senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of September 30, 2011, we were in compliance with all of the covenants under the indenture, and our debt to operating cash flow ratio was 6.0 to 1.0.
Debt Ratings
Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. However, there are no covenants, events of default, borrowing conditions or other terms in our credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of September 30, 2011, the fair values of our senior notes and outstanding debt under our credit facility are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$504,375

Bank credit facility	$1,422,923

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
Deferred Compensation
For the three and nine months ended September 30, 2011, we recorded $0.5 million and $1.4 million, respectively, of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, adjusted for the right to receive $8.75 in cash, based upon terms of the Merger Agreement. This amount also included the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to the former share-based awards.

Total share-based compensation for the three and nine months ended September 30, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Share-based compensation expense by type of award:
Employee stock options	$42	$126
Employee stock purchase plan	67	205
Restricted stock units	212	635

Total share-based compensation expense	$321	$966

Employee Stock Purchase Plan
Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. The net employee proceeds were $0 and approximately $0.2 million for the three months ended September 30, 2011 and 2010, respectively. The net employee proceeds were approximately $0.3 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.
8. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC has a $150 million preferred membership investment in us, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2011 and 2010, we paid $4.5 million in cash dividends on the preferred membership interest. During each of the months ended September 30, 2011 and 2010, we paid $13.5 million in cash dividends on the preferred membership interest.
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

Mediacom Communications Shareholders Litigation
During 2010, six purported class actions lawsuits were filed against MCC, its individual directors, including Mr. Commisso, and JMC alleging, among other things, that the defendant directors breached their fiduciary duties to the stockholders of MCC in connection with Mr. Commisso’s proposal to take MCC private. The plaintiffs sought, among other things, injunctive relief, rescission of the transaction or rescissory damages, and an accounting of all damages.
The defendant directors, including Mr. Commisso, MCC, and JMC reached agreement with the plaintiffs in all of the foregoing actions on the terms and subject to the conditions set forth in a settlement agreement. The settlement agreement was approved by a Delaware court on June 6, 2011 and all litigation related to the going private transaction has been dismissed with prejudice. Settlement payments totaling $10.3 million were made by MCC in July 2011, of which we funded $5.7 million through a capital distribution to MCC, with the remainder being funded by Mediacom LLC.
Other Legal Proceedings
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2011.
12. SUBSEQUENT EVENTS
We have evaluated subsequent events through November 10, 2011 (the date the financial statements were issued).
On November 10, 2011, our operating subsidiaries terminated our existing $430.3 million revolving credit facility and entered into an incremental facility agreement for new revolving credit commitments (the “new revolver”) under the credit facility. The new revolver has $216.0 million of aggregate commitments, and expires on December 30, 2016 (or on July 31, 2014 if our existing Term Loan D under the credit facility remains outstanding on that date, or April 15, 2015 if our existing senior notes remain outstanding on that date).
On the same date as the new revolver became effective, the financial covenants of the credit facility were amended as follows:
•
the maximum total leverage ratio (as defined), which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending June 30, 2013, and will be further reduced to 5.0 to 1.0 commencing with the quarter ending June 30, 2014, and remain at that level so long as any revolving credit commitments remain outstanding;

•
the minimum interest coverage ratio (as defined) will be 1.75 to 1.0 as of the last day of any fiscal quarter ending after November 10, 2011, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum total leverage ratio will be increased to 6.0 to 1.0 and the interest coverage ratio covenant will no longer be applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. As of September 30, 2011, we served approximately 612,000 basic subscribers, 467,000 HSD customers and 179,000 phone customers, aggregating 1.26 million primary service units (“PSUs”).
Through our interactive broadband network, we provide our residential and commercial customers with a wide variety of products and services, including our primary services of video, high-speed data (“HSD”) and phone, which we refer to as our “triple play bundle.” We also provide network and transport services to medium and large sized businesses in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time we receive under our programming license agreements to local, regional and national advertisers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our revenues depends on several factors, including the competition we face and general economic conditions. Continuing poor economic conditions, particularly high unemployment levels and weakness in the housing sector, have contributed to lower connect activity for all of our services. While we expect improvement as the economy recovers, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have limited our offering of discounted pricing for video-only customers, as we believe it has become inefficient to offer a video product with a low gross margin in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses. If such losses were to continue, we may experience future annual declines in video revenues. We expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”).
Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, and with cellular phone services offered by national wireless providers. Weak economic conditions and, specific to phone, wireless substitution, have resulted in lower connect activity, which we believe has adversely affected our residential HSD and phone customer base. However, we believe we will be able to partially offset such affects, and continue to increase HSD and phone revenues, through future growth in commercial HSD and phone customers.
Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues may decline for the full year 2011, as 2010 was an election year.
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
New Revolving Credit Commitments
On November 10, 2011, we terminated our existing revolving credit commitments under our bank credit facility (the “credit facility”), and entered into an incremental facility agreement for $216.0 million of new revolving credit commitments (the “new revolver”). On the same date, we amended certain financial covenants of the credit facility. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings” below and Note 12 in our Notes to Consolidated Financial Statements.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues substantially represent revenues received from local and national businesses for the placement of their commercials on channels offered on our video services.
Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; HSD costs, including costs related to bandwidth connectivity, customer provisioning, our enterprise networks business and our network operations center; phone service costs, including leased circuits, long distance and other expenses; employee costs, including wages and other expenses for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; and field operating costs, including the use of outside contractors, vehicle, utility and pole rental expenses. These costs generally rise as a result of contractual increases in video programming rates, customer growth and inflationary cost increases for personnel, outside vendor and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. Our service costs may fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.
Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service, support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for employees and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.
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
OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze value and compare the companies in the cable industry. A limitation of OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies.
OIBDA should not be regarded as an alternative to operating income or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.
In our Annual Report on Form 10-K for the year ended December 31, 2010, we have presented OIBDA as adjusted for non-cash stock based compensation, or “Adjusted OIBDA.” As a result of the Going Private Transaction, such compensation plans have been terminated, and we believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results.
Actual Results of Operations
Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the three months ended September 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues	$220,244	$210,788	$9,456	4.5%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	88,566	90,019	(1,453)	(1.6%)
Selling, general and administrative expenses	44,872	42,986	1,886	4.4%
Management fee expense	3,414	3,985	(571)	(14.3%)
Depreciation and amortization	35,503	33,022	2,481	7.5%

Operating income	47,889	40,776	7,113	17.4%

Interest expense, net	(27,897)	(27,951)	54	(0.2%)
Loss on derivatives, net	(17,159)	(12,631)	(4,528)	35.8%
Other expense, net	(456)	(643)	187	(29.1%)

Net income (loss)	$2,377	$(449)	$2,826	NM

OIBDA	$83,392	$73,798	$9,594	13.0%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change

OIBDA	$83,392	$73,798	$9,594	13.0%
Depreciation and amortization	(35,503)	(33,022)	(2,481)	7.5%

Operating income	$47,889	$40,776	$7,113	17.4%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Video	$127,916	$128,566	$(650)	(0.5%)
HSD	62,358	53,606	8,752	16.3%
Phone	17,914	16,117	1,797	11.1%
Advertising	12,056	12,499	(443)	(3.5%)

Total	$220,244	$210,788	$9,456	4.5%

	September 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	612,000	668,000	(56,000)	(8.4%)
HSD customers	467,000	453,000	14,000	3.1%
Phone customers	179,000	171,000	8,000	4.7%

Primary service units (PSUs)	1,258,000	1,292,000	(34,000)	(2.6%)
Digital customers	403,000	400,000	3,000	0.8%

Revenue generating units (RGUs)	1,661,000	1,692,000	(31,000)	(1.8%)

Average total monthly revenue per basic subscriber (1)	$117.84	$104.48	$13.36	12.8%
Average total monthly revenue per PSU (2)	$57.83	$54.38	$3.45	6.3%

(1)	Represents average total monthly revenues for the period divided by average basic subscribers for such period.

(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.
Revenues increased 4.5%, primarily due to higher HSD revenues. Average total monthly revenue per basic subscriber increased 12.8% to $117.84, and average total monthly revenue per PSU increased 6.3% to $57.83.
Video revenues declined 0.5%, as a result of basic subscriber losses and lower equipment rental and premium channel revenues, mostly offset by higher video unit pricing. During the three months ended September 30, 2011, we lost 22,000 basic subscribers and 12,000 digital customers, as compared to a loss of 9,000 basic subscribers and an increase of 6,000 digital customers in the prior year period. Our basic subscriber and digital customer losses were negatively impacted during the three months ended September 30, 2011 compared to the prior year period as a result of aggesive marketing and promotional offers by our competitors, which included higher levels of discounted pricing. As of September 30, 2011, we served 612,000 basic subscribers, or 40.2% of our estimated homes passed, and 403,000 digital customers, or 65.8% of our basic subscribers. As of September 30, 2011, 47.6% of our digital customers were taking our DVR and/or HDTV services, compared to 44.2% as of the same date last year.
HSD revenues grew 16.3%, largely a result of a larger HSD customer base, greater equipment rental revenues and the continued growth of our enterprise networks business. During the three months ended September 30, 2011, we lost 3,000 HSD customers, compared to an increase of 6,000 in the prior year period. As of September 30, 2011, we served 467,000 HSD customers, or 30.7% of our estimated homes passed.

Phone revenues were 11.1% higher, primarily due to a larger phone customer base and the collection of termination fees in connection with our transition to an internal phone service platform. During the three months ended September 30, 2011, we gained 2,000 phone customers, compared to an increase of 3,000 phone customers in the prior year period. As of September 30, 2011, we served 179,000 phone customers, or 12.1% of our estimated marketable phone homes.
Advertising revenues fell 3.5%, mainly due to lower levels of political and automotive advertising.
Costs and Expenses
Service costs declined 1.6%, as higher programming and field operating costs were more than offset by dramatically lower phone service costs. Phone service costs fell 67.6%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Programming expenses grew 2.6%, principally due to higher contractual rates and fees charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by a lower video customer base. Field operating costs rose 12.1%, largely as a result of higher vehicle fuel and repair, cable location service, electricity and fiber lease expenses, offset in part by lower converter repair costs and greater capitalization of labor costs related to our enteprise networks business. Service costs as a percentage of revenues were 40.2% and 42.7% for the three months ended September 30, 2011 and 2010, respectively.
Selling, general and administrative expenses increased 4.4%, principally as a result of higher marketing costs. Marketing expenses grew 19.4%, primarily due to higher levels of business services marketing and television advertising. Selling, general and administrative expenses as a percentage of revenues were 20.4% for each of the three months ended September 30, 2011 and 2010.
Management fee expense fell 14.3%, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues was 1.6% and 1.9% for the three months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization increased 7.5%, largely a result of the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.
OIBDA
OIBDA grew 13.0%, primarily due to greater revenues and the decline in service costs, offset in part by higher selling, general and administrative expenses.
Operating Income
Operating income rose 17.4%, as the growth in OIBDA was partly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, was essentially flat, as a lower average cost of debt was mostly offset by higher average outstanding balances under the credit facility.
Loss on Derivatives, Net
As of September 30, 2011, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.8 billion, of which $1.1 billion are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $17.2 million and $12.6 million for the three months ended September 30, 2011 and 2010, respectively.
Other Expense, Net
Other expense, net, was $0.5 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, other expense, net, consisted of $0.4 million of revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended September 30, 2010, other expense, net, substantially consisted of revolving credit facility commitment fees.

Net Income (Loss)
As a result of the factors described above, we recognized net income of $2.4 million for the three months ended September 30, 2011, compared to a net loss of $0.4 million for the three months ended September 30, 2010.
Actual Results of Operations
Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
The table below sets forth our consolidated statements of operations and OIBDA for the nine months ended September 30, 2011 and 2010 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues	$655,660	$632,836	$22,824	3.6%

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	267,677	264,839	2,838	1.1%
Selling, general and administrative expenses	130,117	124,727	5,390	4.3%
Management fee expense	11,075	11,828	(753)	(6.4%)
Depreciation and amortization	106,592	95,681	10,911	11.4%

Operating income	140,199	135,761	4,438	3.3%

Interest expense, net	(83,549)	(84,151)	602	(0.7%)
Loss on derivatives, net	(21,363)	(32,507)	11,144	(34.3%)
Other expense, net	(1,641)	(1,597)	(44)	2.8%

Net income	$33,646	$17,506	$16,140	92.2%

OIBDA	$246,791	$231,442	$15,349	6.6%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change

OIBDA	$246,791	$231,442	$15,349	6.6%
Depreciation and amortization	(106,592)	(95,681)	(10,911)	11.4%

Operating income	$140,199	$135,761	$4,438	3.3%

Revenues
The tables below set forth our revenues and selected subscriber, customer and average monthly revenue statistics as of, and for the nine months ended, September 30, 2011 and 2010 (dollars in thousands, except per subscriber data):

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Video	$390,162	$389,792	$370	0.1%
HSD	177,807	159,521	18,286	11.5%
Phone	52,360	48,267	4,093	8.5%
Advertising	35,331	35,256	75	0.2%

Total	$655,660	$632,836	$22,824	3.6%

	September 30,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	612,000	668,000	(56,000)	(8.4%)
HSD customers	467,000	453,000	14,000	3.1%
Phone customers	179,000	171,000	8,000	4.7%

Primary service units (PSUs)	1,258,000	1,292,000	(34,000)	(2.6%)
Digital customers	403,000	400,000	3,000	0.8%

Revenue generating units (RGUs)	1,661,000	1,692,000	(31,000)	(1.8%)

Average total monthly revenue per basic subscriber	$114.28	$103.56	$10.72	10.4%
Average total monthly revenue per PSU	$57.03	$54.89	$2.14	3.9%
Revenues increased 3.6%, primarily due to higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased 10.4% to $114.28, and average total monthly revenue per PSU increased 3.9% to $57.03.
Video revenues were essentially flat, as higher video unit pricing was mostly offset by basic subscriber losses and lower equipment rental and premium channel revenues. During the nine months ended September 30, 2011, we lost 51,000 basic subscribers and 6,000 digital customers, as compared to a loss of 22,000 basic subscribers and an increase of 22,000 digital customers in the prior year period.
HSD revenues grew 11.5%, primarily due to the a larger HSD customer base and, to a lesser extent, greater equipment rental revenues and the continued growth of our enterprise networks business. During the nine months ended September 30, 2011, we gained 8,000 HSD customers, as compared to an increase of 25,000 in the prior year period.
Phone revenues rose 8.5%, principally due to a larger phone customer base and the collection of termination fees in connection with our transition to an internal phone service platform. During the nine months ended September 30, 2011, we gained 4,000 phone customers, as compared to a gain of 19,000 phone customers in the prior year period.
Advertising revenues were essentially flat, as lower levels of local advertising revenues and an unfavorable comparison to the prior year period, which had strong political revenues due to an election year, were mostly offset by higher levels of national advertising.
Costs and Expenses
Service costs increased 1.1%, primarily due to higher programming and, to a lesser extent, field operating costs, largely offset by dramatically lower phone service costs. Programming expenses increased 4.1%, principally due to higher contractual rates and fees charged by our programming vendors and, to a much lesser extent, greater retransmission consent fees, offset in part by a lower video customer base. Field operating costs rose 16.0%, largely as a result of higher vehicle fuel and repair, fiber lease, and electricity costs. Phone service costs fell 52.2%, substantially due to cost savings resulting from our transition to an internal phone service platform. Service costs as a percentage of revenues were 40.8% and 41.8% for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses grew 4.3%, principally due to higher marketing expenses. Marketing expenses grew 17.9%, primarily due to higher levels of business services marketing. Selling, general and administrative expenses as a percentage of revenues were 19.8% and 19.7% for the nine months ended September 30, 2011 and 2010, respectively.
Management fee expense fell 6.4%, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues were 1.7% and 1.9% for the nine months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization increased 11.4%, largely a result of the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.
OIBDA
OIBDA grew 6.6%, primarily due to the increase in revenues, offset in part by higher selling general and administrative expenses and, to a lesser extent, service costs.
Operating Income
Operating income increased 3.3%, as the growth in OIBDA was partly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 0.7%, as a lower average cost of debt was mostly offset by higher average outstanding balances under our credit facility.
Loss on Derivatives, Net
As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded a net loss on derivatives of $21.4 million and $32.5 million for the nine months ended September 30, 2011 and 2010, respectively.
Other Expense, Net
Other expense, net, was $1.6 million for each of the nine months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011, other expense, net, consisted of $1.1 million of revolving credit facility commitment fees and $0.5 million of other fees. During the nine months ended September 30, 2010, other expense, net, consisted of $1.4 million of revolving credit facility commitment fees and $0.2 million of other fees.
Net Income
As a result of the factors described above, we recognized net income of $33.6 million for the nine months ended September 30, 2011, compared to $17.5 million in the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing and contributions to MCC. Our liquidity needs in the foreseeable future include, as of September 30, 2011, scheduled term loan amortization of $3.5 million during the remainder of 2011 and $14.0 million in each of the years ending December 31, 2012 through December 31, 2014, and $142.5 million of outstanding loans under our revolving credit facility, which was scheduled to expire on December 31, 2012. On November 10, 2011, we terminated our existing revolving credit commitments under the credit facility, and entered into an incremental facility agreement for $216.0 million of new revolving credit commitments. As of September 30, 2011, after giving pro forma effect to the new revolver, our sources of liquidity would have included $7.1 million of cash on hand and $63.9 million of unused and available lines under our revolving credit facility. We believe that cash generated by us, and available to us through our borrowing capacity under the revolving credit facility, will meet our anticipated capital and liquidity needs for the foreseeable future.

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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $213.1 million for the nine months ended September 30, 2011, primarily due to OIBDA of $246.8 million and, to a much lesser extent, the $48.3 million net change in our operating assets and liabilities, offset in part by interest expense of $83.5 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts receivable from affiliates of $29.5 million and an increase in accounts payable, accrued expenses and other current liabilities of $22.5 million.
Net cash flows provided by operating activities were $196.6 million for the nine months ended September 30, 2010, primarily due to OIBDA of $231.4 million and, to a much lesser extent, the $47.4 million net change in operating assets and liabilities, offset in part by interest expense of $84.2 million. The net change in operating assets and liabilities was principally due to a decrease in accounts receivable from affiliates of $53.9 million, offset in part by an increase in prepaid expenses and other assets of $8.1 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $105.8 million for the nine months ended September 30, 2011, as compared to $109.1 million in the prior year period. The $3.3 million decrease in net cash flows used in investing activities was due to the redemption of restricted cash and cash equivalents that had been invested in the prior year period mostly offset by a $9.0 million increase in capital expenditures. The increase in capital expenditures largely reflects greater investments in our enterprise networks business and, to a lesser extent, scalable infrastructure for our HSD service, offset in part by reduced outlays for investments in our phone service platform and, to a lesser extent, customer premise equipment.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $133.4 million for the nine months ended September 30, 2011, primarily due to capital distributions to MCC of $250.7 million and, to a much lesser extent, dividend payments on preferred members’ interest of $13.5 million, offset in part by net borrowings of $132.0 million under the credit facility. The capital distributions to MCC were ultimately used to partially fund the Going Private Transaction (see “— Recent Developments — Going Private Transaction”).
Net cash flows used in financing activities were $79.5 million for the nine months ended September 30, 2010, due to capital distributions to MCC of $63.0 million and, to a much lesser extent, dividend payments on preferred members’ interest of $13.5 million, financing costs of $9.6 million and other financing activities, principally the reduction of book overdrafts, of $6.9 million, offset in part by net borrowings of $13.5 million under our bank credit facilities.
Capital Structure
As of September 30, 2011, our total indebtedness was $1.997 billion, of which approximately 60% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2011, we paid cash interest of $70.2 million, net of capitalized interest.
Bank Credit Facility
As of September 30, 2011, we maintained a $1.785 billion credit facility, comprising $1.355 billion of term loans with various maturities, and a $430.3 million revolving credit facility, which was scheduled to expire on December 31, 2012. As of the same date, we had $278.2 million of unused lines, all available to be borrowed and used for general corporate purposes after giving effect to $142.5 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.

New Revolving Credit Commitments
On November 10, 2011, we terminated our existing revolving credit commitments under our bank credit facility (the “credit facility”), and entered into an incremental facility agreement for new revolving credit commitments in the amount of $216.0 million. On the same date, we amended certain financial covenants of the credit facility.
As of September 30, 2011, after giving pro forma effect to the closing of the new revolver: (i) our credit facility would have been $1.571 billion; (ii) we would have had $216.0 million of revolving credit commitments, scheduled to expire on December 31, 2016, subject to earlier termination under certain circumstances; and (iii) we would have had $63.9 million of unused revolving credit lines, all available to be borrowed and used for general corporate purposes, after giving effect to $142.5 million of outstanding loans and $9.6 million of letters of credit. Pursuant to the new revolver, certain terms and conditions of the credit facility were amended, including the principal financial covenants of the new revolver. See Note 12 in our Notes to Consolidated Financial Statements for further information.
Interest Rate Swaps
We use interest rate swaps, in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.2%. As of the same date, we also had $1.1 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.1%.
Including the effects of our interest rate swaps, the average interest rates on outstanding debt under the credit facility as of September 30, 2011 and 2010 were 4.3% and 4.7%, respectively.
Senior Notes
As of September 30, 2011, we had $500 million of outstanding senior notes.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. However, there are no covenants, events of default, borrowing conditions or other terms in our debt arrangements that are based on changes in our credit rating assigned by any rating agency.
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2011, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2011.
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
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2011.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of September 30, 2011.
There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 5.	Other Information
On November 10, 2011, our operating subsidiaries terminated our existing $430.3 million revolving credit facility and entered into an incremental facility agreement for new revolving credit commitments (the “new revolver”) under the credit facility. The new revolver has $216.0 million of aggregate commitments, and expires on December 30, 2016 (or on July 31, 2014 if our existing Term Loan D under the credit facility remains outstanding on that date, or April 15, 2015 if our existing senior notes remain outstanding on that date).
On the same date as the new revolver became effective, the financial covenants of the credit facility were amended as follows:
•
the maximum total leverage ratio (as defined), which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending June 30, 2013, and will be further reduced to 5.0 to 1.0 commencing with the quarter ending June 30, 2014, and remain at that level so long as any revolving credit commitments remain outstanding;

•
the minimum interest coverage ratio (as defined) will be 1.75 to 1.0 as of the last day of any fiscal quarter ending after November 10, 2011, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum total leverage ratio will be increased to 6.0 to 1.0 and the interest coverage ratio covenant will no longer be applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation
101
The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC
November 10, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 10, 2011	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation
101
The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to Consolidated Financial Statements