Form 10-K
period 2011-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2012-03-22
CIK 1161364, 1161366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Note: As voluntary filers, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filers,” “accelerated filers” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☑	Smaller reporting companies ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC

2011 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2011. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

References in this Annual Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries (including Mediacom Broadband Corporation), unless the context specifies or requires otherwise. References in this Annual Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from existing and new competitors;

•	lower demand for our video, high-speed data and phone services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	our ability to secure hardware, software and operational support for the delivery of products and services to customers;

•	disruptions or failures of our network and information systems, including those caused by natural disasters;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2011 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), who is also our manager. MCC is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. MCC is among the leading cable operators focused on serving the smaller cities in the United States through its technologically advanced cable systems, with a significant customer concentration in the Midwestern and Southeastern regions.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2011, MCC’s cable systems passed an estimated 2.82 million homes, primarily in the states of Iowa, Illinois, Georgia, Minnesota and Missouri, and served approximately 1.07 million basic subscribers, 851,000 high-speed data (“HSD”) customers and 339,000 phone customers, aggregating 2.26 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity controlled by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, is the sole shareholder of Mediacom.

Mediacom Broadband LLC

As of December 31, 2011, our cable systems passed an estimated 1.52 million homes, mainly in the states of Iowa, Georgia, Missouri and Illinois. As of the same date, we served approximately 596,000 basic subscribers, 468,000 HSD customers and 180,000 phone customers, aggregating 1.24 million PSUs.

Through our interactive broadband network, we provide our residential and commercial customers with a wide variety of products and services, including our primary services of video, HSD and phone, which we refer to as our “triple-play” bundle. We also provide network and transport services to medium and large sized businesses in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time we receive under our programming license agreements to local, regional and national advertisers.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on MCC’s website (http://www.mediacomcc.com; follow the “About Us” link to the Investor Relations tab to “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. MCC’s Code of Ethics was filed with the SEC on March 29, 2004 as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. Our phone number is (845) 695-2600 and our principal executive offices are located at 100 Crystal Run Road, Middletown, New York, 10941.

2011 Developments

Going Private Transaction

On November 12, 2010, MCC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCC, JMC Communications LLC (“JMC”) and Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC, for the purpose of taking MCC private (the “Going Private Transaction”).

At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC (the “Merger”), with MCC continuing as the surviving corporation, a private company that is wholly-owned by an entity controlled by Mr. Commisso. As a result of the Merger, among other things, each share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash.

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC.

New Revolving Credit Commitments

On November 10, 2011, we terminated our existing revolving credit commitments under our bank credit facility (the “credit facility”), and entered into an incremental facility agreement for $216.0 million of new revolving credit commitments. On the same date, we amended certain financial covenants of the credit facility. For more information, see Note 6 in our Notes to Consolidated Financial Statements.

Description of Our Cable Systems

Overview

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2011	2010	2009	2008	2007
Video
Estimated homes passed(1)	1,524,000	1,520,000	1,514,000	1,484,000	1,476,000
Basic subscribers(2)	596,000	663,000	690,000	717,000	720,000
Basic penetration(3)	39.1%	43.6%	45.6%	48.3%	48.8%
High Speed Data
HSD customers(4)	468,000	459,000	428,000	400,000	359,000
HSD penetration(5)	30.7%	30.2%	28.3%	27.0%	24.3%
Phone
Estimated marketable phone homes(6)	1,475,000	1,471,000	1,465,000	1,406,000	1,400,000
Phone customers(7)	180,000	175,000	152,000	134,000	106,000
Phone penetration(8)	12.2%	11.9%	10.4%	9.5%	7.6%
Primary Service Units (PSUs)(9)	1,244,000	1,297,000	1,270,000	1,251,000	1,185,000
PSU penetration(10)	81.6%	85.3%	83.9%	84.3%	80.3%
Digital Cable
Digital customers(11)	415,000	409,000	378,000	355,000	317,000
Digital penetration(12)	69.6%	61.7%	54.8%	49.5%	44.0%

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

(2)	Represents customers receiving video service. Accounts that are billed on a bulk basis are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. This conversion method is generally consistent with the methodology used in determining payments made to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving HSD service. Small to medium-sized commercial HSD accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(5)	Represents the number of total HSD customers as a percentage of estimated homes passed by our cable distribution network.

(6)	Represents the estimated number of homes to which we offer phone service, and is based upon the best information currently available.

(7)	Represents customers receiving phone service. Small to medium-sized commercial phone accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(8)	Represents the number of total phone customers as a percentage of our estimated marketable phone homes.

(9)	Represents the sum of basic subscribers, HSD and phone customers.

(10)	Represents primary service units as a percentage of our estimated homes passed.

(11)	Represents basic subscribers receiving digital video services.

(12)	Represents digital customers as a percentage of basic subscribers.

Our Service Areas

Approximately 72% of our basic subscribers are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with about 70% of our subscribers in DMAs that rank between the 70th and 100th largest. Our service areas include: the cities of Des Moines and Cedar Rapids, IA; the Quad Cities region in Illinois and Iowa, comprising the cities of Bettendorf, Davenport, East Moline, Moline and Rock Island; Springfield, Jefferson City and Columbia, MO; and Columbus, Albany and Valdosta, GA.

Residential Services

Our residential services are the principal source of our revenues, which are generally provided by fees paid by residential customers that are billed on a monthly basis. Customers are offered the option of signing a contract to hold rates constant through the term of the agreement, or paying on a month-to-month basis, which is subject to rate increases. Customers with contracts who discontinue service prior to the expiration of the agreement are charged a termination fee.

We generally market our primary services to residential consumers in bundled packages, which offer customers discounted pricing and the convenience of a single monthly bill. Customers who take our “triple play” bundle of digital video, HSD and phone receive faster HSD speeds and periodic special offers and discounts at no extra charge. As of December 31, 2011, approximately 57% of our customers subscribed to two or more of our primary services, including about 20% of our customers who take all three.

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

Our broadcast basic service includes 12 to 20 channels, including local over-the-air broadcast network and independent stations, limited satellite-delivered programming, home-shopping channels, and local public, government and leased access channels. We also offer an expanded basic package of services, which we market as “Family Cable” that includes an additional 40 to 55 satellite-delivered channels such as CNN, Discovery, ESPN, Lifetime, MTV, TNT and the USA Network for an additional monthly fee.

Our digital video service offers customers up to 230 channels, depending on the level of service selected. A digital converter or cable card is required to receive our digital service, and customers are charged an additional monthly fee that varies according to the level of service taken and the number of digital converters in the home. Digital customers are provided access to our interactive on-screen program guide, and receive all of the channels provided in our Family Basic Service along with additional programming, including digital music channels and full access to our VOD library. For additional charges, our subscribers may purchase premium video services such as Cinemax, HBO, Showtime and Starz! on an individual or tiered basis.

Our HDTV service offers digital customers a high-resolution picture quality, digital sound and a wide-screen, theater-like display when using a high-definition (“HD”) television and a HD converter. Most major broadcast networks, leading national cable networks and regional sports networks are offered in HD to our digital customers at no additional charge. We offer over 100 HD channels in certain of our markets, and plan to expand our HD content in more markets in 2012. Based upon data provided by the Nielsen Company, we believe the HD programming we currently offer represents more than 90% of the most widely-watched programming available.

Our DVR service allows digital customers to record and store programming to watch at their convenience, as well as the ability to pause and rewind “live” television. Our DVR service requires the use of an advanced digital converter, and customers who take our DVR service are charged an additional monthly fee. We also offer customers a multi-room DVR product which allows customers to watch previously recorded programming on up to three different converters throughout their home that have access to the same stored content.

As of December 31, 2011, about 46% of our digital customers subscribed to our HDTV and/or DVR service.

Our VOD service provides on-demand access to up to 13,000 hours of movies, special events and general interest titles, and includes full two-way functionality, including the ability to start programs at any time, as well as pause, rewind and fast forward. The majority of our VOD content is available to our digital customers at no additional charge, such as programming from broadcast and cable networks, music videos and local programming. Our VOD service also offers on a pay-per-view basis special event programs, including live concerts and sporting events, and a wide selection of first-run movies. Digital customers who subscribe to premium video services also have access to the premium service’s VOD content without additional fees. As of December 31, 2011, our VOD service was available to substantially all of our digital customers.

We enable video subscribers to watch certain content wherever they are connected to the Internet. In 2011, we began offering customers “TV Everywhere” content, including content provided by ESPN3 and Hulu to our web portal. During 2012, we plan to offer access to additional TV Everywhere content, including HBO GO and MAX GO, which will allow subscribers of the respective services to watch content across multiple devices such as tablets and smartphones. We also plan to offer an application for tablets during 2012 that will allow our video subscribers to use their device as a remote control, with the ability to search program listings by title or subject, and to program their DVR remotely.

Mediacom Online

Mediacom Online, our residential HSD service, is offered to customers at downstream speeds ranging from 3 Mbps to 105 Mbps. Our HSD customers are charged monthly subscription rates which vary according to the level of HSD service taken. Our flagship service delivers speeds of up to 12 Mbps downstream and 1 Mbps upstream, and customers who take our triple play bundle are automatically upgraded to a 15 Mbps downstream speed at no additional cost.

Mediacom Online Ultra, our very high-speed, or “wideband,” HSD service, utilizes DOCSIS 3.0 technology that allows us to offer speeds of up to 105 Mbps downstream and 10 Mbps upstream. As of December 31, 2011, Mediacom Online Ultra was available to approximately 90% of our homes passed, and we plan to continue our expansion of this service to more of our customer base in 2012. In our service areas where Mediacom Online Ultra is not available, we offer maximum downstream speeds of 20 Mbps.

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

Business Services

Commercial Services

We offer small to medium sized businesses (“SMB”) our full array of HSD, phone and video services, and certain other products and services specifically tailored to the SMB market. In 2011, we introduced a portfolio of cloud-based, managed communications solutions through partnerships with local technology companies and a trunk-based voice service that offers SMB customers significantly more capacity for additional lines. These initiatives allow us to offer SMB customers access to enterprise-class services without the need for significant infrastructure investment, which we believe has expanded our potential to attract new SMB customers.

Enterprise Networks

Our enterprise networks business offers medium to large sized businesses tailored network solutions built upon our proprietary all-fiber optic backbone. Our fiber network provides scalable bandwidths from 5 Mbps to 10 Gbps, which enables us to offer our enterprise networks customers a service that is customized to meet their current bandwidth requirements, while allowing for bandwidth expansion in the future. We provide our enterprise networks service to companies in the educational, financial services, healthcare, wireless telecommunications and other industries. In recent years, our enterprise networks business has experienced solid growth, primarily due to increasing demands of wireless communications providers for cell tower backhaul services.

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

Our primary marketing focus to residential and SMB customers has been on our bundled products and services, which we offer to our customers at discounted pricing, with the convenience of a single bill. Customers who take our triple play bundle receive faster HSD speeds and periodic special offers, which we believe enhances the value of our products and services, and increases our brand recognition. We have a growing sales force dedicated to marketing our business services, as well as established relationships with third-party agents, which we believe will help attract new business services customers.

Customer Care

We continue to invest in our customer care infrastructure to improve the quality of the installation and service for our products and services. We believe that providing a superior customer experience improves customer retention and creates opportunities for sale of our advanced services. Our efforts to enhance our customers’ satisfaction include multiple options to contact us to resolve questions and access information about their services, a greater commitment to first time resolution of installation and service calls, shorter appointment windows and weekend and evening scheduling, and increased investment in network monitoring to improve the performance and reliability of our products and services. We have recently introduced guaranteed 30 minute arrival times to better fit the schedules of customers.

Our customer care group has multiple contact centers, which are staffed with dedicated customer service, sales, and technical support representatives that are available 24 hours a day, seven days a week, to respond to customer inquiries on all of our products and services. Our virtual contact center technology ensures that the customer care group functions as a single, unified call center, and allows us to effectively manage resources and reduce answer times through call-routing in a seamless manner.

A web-based service platform and an automated phone self help system is also available to our customers, which allows them to order products via the Internet, review their account balance, make payments, receive general and technical support, and utilize self-help tools to troubleshoot technical difficulties. Our customer care group also utilizes certain social networking websites as another outlet to offer current and potential customers another method of contacting us. In 2012, we plan to deploy additional support channels, provide customer care applications on Android and iPhone smartphone platforms, and provide the ability to chat with agents on our website.

Our field operations team is focused on improving the customer experience by improving first call resolution. Our field operations group utilizes a workflow management system and GPS system that facilitates on-time arrival for customer appointments. Field activity is scheduled, routed and accounted for seamlessly, including automated appointment confirmations and remote technician dispatching. Our field technicians are equipped with hand-held monitoring tools that determine the real-time quality of service at each customer’s home, and allow us to effectively install new services and efficiently resolve customer reported issues.

Technology

Our cable systems use a hybrid fiber-optic coaxial (“HFC”) design that provides a single platform distribution system, and has proven to be highly flexible in meeting the increasing requirements of our business. Our signals are delivered via laser-fed fiber optical cable from control centers known as “headends” and “hubs” to a group of distribution “nodes,” and further delivered from each node via coaxial cable to the individual homes we serve.

We have constructed fiber networks to interconnect the headends and hubs in about 66% of our service territory, upon which we have overlaid a video transport system that allows us to deliver video programming across the entire network through two “master headends.” Through these master headends, we are able to efficiently introduce new services to our customers through a central location, helping us reduce equipment and personnel costs, connectivity charges and other expenditures.

As of December 31, 2011, substantially all our cable distribution network had bandwidth capacity of at least 750 megahertz, which we believe is sufficient to deliver our current array of products and services. However, we anticipate that new products and services, including additional HD channels, VOD content, and wideband HSD services, and greater future bandwidth consumption by our HSD customers, will require increasing bandwidth capacity in our network. To accomplish this, we have already moved in several cable systems a significant number of video channels from analog to digital transmission, which requires much less bandwidth and creates more capacity for other services. We expect to convert almost 60% of our homes passed to an all-digital format by March 2012, and plan to continue this transition to an all-digital transmission in substantially all of our other cable systems to take full advantage of the associated efficiencies.

Community Relations

We are dedicated to fostering strong relations with the communities we serve, and believe that our local involvement strengthens the awareness of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, under which we provide to over 1,650 schools with free video service and almost 230 schools with free HSD service. We also provide free video service to almost 1,670 government buildings, libraries and not-for-profit hospitals, of which over 160 locations receive free HSD service.

We develop and provide exclusive local programming for our communities, a service that is generally not offered by our primary video competitor, direct broadcast satellite (“DBS”) providers. Several of our cable systems have production facilities with the ability to create local programming, including local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe our local programming helps build brand awareness and customer loyalty in the communities we serve.

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

All of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities, and towards state agencies. As of December 31, 2011, about 74% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2011, we served 497 communities under a cable franchise. These franchises provide for the payment of fees to the issuing authority. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

We have never had a franchise revoked or failed to have a franchise renewed. Furthermore, no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

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

We also have various retransmission consent agreements with local broadcast station owners, allowing for carriage of their broadcast television signals on our cable systems. Federal Communications Commission (“FCC”) rules mandate that local broadcast station owners elect either “must carry” or retransmission consent every three years. In recently completed cycles, greater cash payments and, to a lesser extent, our purchase of advertising time from local broadcast station owners were required to secure their consent.

Programming expenses have historically comprised our largest single expense item, and in recent years these costs have increased substantially more than the inflation rate or the change in the consumer price index, particularly for sports and local broadcast programming. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for greater compensation. While such growth in programming expenses can be partially offset by rate increases to video customers, we expect that our gross video margins will continue to decline as increases in programming costs outpace growth in video revenues.

HSD Service

We deliver HSD service through fiber networks that are either owned by us or leased from third parties, and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD traffic received from, and sent over, the provider’s network.

Phone Service

In 2010, we initiated a project to transition our phone service from an external vendor to an in-house platform, which we completed throughout our footprint in June 2011. We now provide an all-VoIP phone service delivered over a route-diverse infrastructure. We source certain services from outside parties to support our phone service, the most significant of which are long-distance services from a number of Tier 1 carriers and E911 database management. As a result of this transition, we have realized lower phone service delivery costs and greater flexibility to develop and provide advanced phone services to meet our customers’ preferences.

Set-Top Boxes, Cable Modems and Network Equipment

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

Primary Competition

We operate in a competitive business environment and are subject to significant developments in the marketplace, including rapid technological advances and changes in the regulatory and legislative environment. We have historically faced intense competition from DBS providers and certain local telephone companies, many of whom have greater resources than we do. In the past several years, many of these competitors have expanded their service areas and added services and features comparable to ours. We have also faced increasing competition from wireless telephone providers, as many potential phone customers have replaced their wireline phone service with a wireless product.

Recent technological advances and consumer trends have led to greater usage of “over-the-top” video (“OTTV”) services, which offer video programming delivered over the Internet. Certain premium OTTV services offer a product substantially similar to our VOD product on an individual title or subscription basis, and other OTTV content is available free of charge, generally with advertising support. If usage of OTTV services continues to increase, our video product may face greater competition in the future. Our HSD product may face greater competition in the future if a competitively priced wireless data product is made available that offers similar speeds to our HSD product. We are unable to predict the effects, if any, of these advancements on our business.

Direct Broadcast Satellite Providers

DBS providers, principally DirecTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, serving almost 34 million customers nationwide, according to publicly available information. DirecTV and DISH offer programming packages that are substantially similar to ours, including local broadcast signals in most of our markets and over 170 channels of HD programming. These DBS providers also have exclusive arrangements to provide certain programming which is unavailable to us, including special professional football packages. DBS competitors have deployed increasingly more aggressive marketing campaigns, including deeply discounted promotional packages, which have resulted in video customer losses in our markets.

DBS providers have operational cost advantages over us, including not being required to pay certain taxes and fees which we incur, particularly franchise fees, and a nation-wide brand and marketing platform. While DBS customers have historically paid up-front costs that we do not charge, in recent years such costs have decreased substantially due to aggressive marketing offers to new customers, which may include discounted or free equipment and installation.

Due to technological constraints, DBS service has limited two-way interactivity, which restricts their providers’ ability to offer interactive video, HSD and phone services. In contrast, our networks’ full two-way interactivity enables us to deliver true VOD, as well as HSD and phone services over a single platform. In lieu of offering such advanced services, DBS providers have in many cases entered into marketing agreements under which local telephone companies offer DBS service bundled with their phone and HSD services. These synthetic bundles are generally billed as a single package and, from a consumer standpoint, appear similar to our bundled products and services.

Local Telephone Companies

Our HSD and phone services compete primarily with local telephone companies, such as AT&T and CenturyLink. Such companies compete with our HSD product by offering digital subscriber line (“DSL”) services, and with our phone product by offering a substantially similar product to that which we offer. In our markets, widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps. We believe the performance, cost savings and convenience of our bundled packages compare favorably with the local telephone companies’ products and services.

Certain local telephone companies, including AT&T and CenturyLink, have deployed fiber based networks which allow for a triple play bundle that is comparable to ours. As of December 31, 2011, based on internal estimates, approximately 11% of our cable systems actively competed with these local telephone companies. Due to the lower home density of our footprint compared to the higher home density of larger metropolitan markets, and capital investment associated with constructing such fiber networks, we believe that further build-outs into our markets will be a lower priority for these telephone companies.

Historically, local phone companies have been in a better position to offer data services to businesses, as their networks tend to be more complete in commercial areas. However, we have recently increased our efforts to market and offer a more complete array of products and services suited to businesses, and continue to extend our distribution network across business districts in the cities and towns we serve.

Other Video Overbuilders

Our video service also competes with cable systems operating under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or other provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions, or enjoy other advantages such as exemptions from taxes or regulatory requirements, to which we are subject. However, most of these entities were operating prior to our ownership of the affected cable systems, and we believe there has been no significant expansion of such entities in our markets in the past several years. As of December 31, 2011, based on internal estimates, approximately 18% of our cable systems actively competed with these other video overbuilders.

Wireless Communication Companies

In addition to competition from local telephone companies, we have faced, and continue to face, increasing competition from wireless communications companies, such as AT&T, Verizon Wireless and Sprint. A trend known as “wireless substitution” has developed where certain consumers have chosen a wireless communications company as their only phone service provider. We expect this trend to continue in the future and, given the recent economic downturn, may accelerate as consumers become more cost conscious.

Many wireless communications companies also offer a wireless Internet service, which has experienced rapid growth as the usage of mobile data has dramatically increased in the past several years. Given the increasing penetration of advanced mobile devices, including “smartphones,” we believe this trend will continue in the future. However, wireless communications companies are currently unable to offer a mobile data service that compares with our HSD service in terms of speed and reliability, and we believe few HSD customers have chosen a wireless communications company as their only Internet provider. However, if technological advances were to allow for a wireless data service comparable to our HSD service, we could experience greater levels of competition.

Other Competition

Video

The usage of OTTV has increased dramatically in the last several years, as greater downstream speeds offered by us and other Internet providers and advances in streaming video technology have enabled content providers a variety of “over the top” distribution outlets. In general, such OTTV content is supported by advertising, and made available to consumers free of charge, including certain programming which is the same, or substantially similar, to that which we offer. Certain OTTV providers, including Netflix, Hulu, Amazon and Apple, offer programming content for which customers are charged a fee on a subscription or individual title basis.

Recent advances have also allowed consumers to stream OTTV directly to their television through various electronic devices such as video game consoles and Blu-ray players, resulting in a similar experience to our VOD service. We may face greater video service competition in the future as the usage of OTTV, particularly streamed to consumers’ televisions, continues to grow. While we expect to remain the primary provider of Internet service to our video customers, if certain customers were to choose to downgrade, or fully replace our video service with an OTTV product, we could experience meaningful declines in our video revenues.

HSD

The American Recovery Act of 2009 is providing specific funding for broadband development as part of the economic stimulus package. Some of our existing and potential competitors applied for funds under this program. In a limited number of cases, some of our existing and potential competitors have been approved to receive funds from this program which is allowing them to build or expand facilities faster and deploy existing and new services sooner, and to more areas, than they otherwise would be able to without the stimulus funding.

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

Business Services

Our commercial services generally compete with the same providers as our residential services. Our enterprise networks business faces competition from the local telephone companies noted above, as well as other carriers, such as metro and regional fiber providers.

Advertising

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.

During the past several years, many businesses have allocated a greater part of their advertising spending to Internet advertising, and the recent economic distress has caused lower levels of overall advertising spending. If these trends were to continue, we may face greater competition for advertising revenues.

Employees

As of December 31, 2011, we employed 2,372 full-time and 56 part-time employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 1, 2012.

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

In March, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to explore what action the FCC could take to allow market forces to set retransmission consent fees while still protecting the interests of consumers, identify per se violations of the duty to bargain in good faith, strengthen subscriber notice requirements when negotiations fail and eliminate the FCC’s network non-duplication and syndicated exclusivity rules, which currently restrict the ability of a cable operator to carry certain signals containing duplicative programming, even if the station claiming protection is not carried by the cable operator. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules may have on our business. If the new rules relatively strengthen the negotiating position of broadcasters or impose greater advance notice requirements of a possible termination of our right to carry a signal, this could have an adverse effect on our business.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Although many of these agreements continue through the end of the current election cycle, or December 31, 2014, retransmission consent agreements representing a majority of our video customers receiving local broadcast stations will expire and require renegotiation during 2012 and 2013.

Effective July 1, 2012, the FCC has reinstated its video description rules pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010. Cable operators with more than 50,000 subscribers must provide 50 hours per calendar quarter of prime-time and/or children’s programming with video descriptions for each of the top-five Nielsen-rated non-broadcast networks that provide other than “near-live” content. Video description requires audio-narrated descriptions of a program’s key visual elements. Although the burden of video description falls on the cable operator and other multichannel video programming distributors (“MVPD”), the affected programmers may include video descriptions in their programming feeds, thereby satisfying the requirement for all MVPDs. Nevertheless, we cannot predict the burden that fulfilling these requirements will ultimately place on our business.

Legislation introduced in both houses of Congress in December 2011, if enacted as introduced, would eliminate mandatory carriage of broadcast signals, retransmission consent requirements, certain broadcast station territorial exclusivity rights, network nonduplication rights, syndicated exclusivity rights and sports blackouts requirements. It would also eliminate the cable compulsory license (as discussed in the Copyright section, below). We cannot predict whether this or other legislation will be enacted and what, if any, impact it could have on our business.

Availability of Analog Broadcast Signals

Because television broadcaster signals are in digital format only, the FCC created a “dual carriage” requirement for must-carry signals. Cable systems that are not “all-digital” are required until June 2012 to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. Cable systems that are “all digital” are not required to downconvert must-carry signals into analog and may provide the must-carry signals only in a digital format. In February 2012, the FCC released a Notice of Proposed Rulemaking proposing to extend the dual carriage requirement until June 2015. Additionally, many retransmission consent agreements require such down-conversion in the absence of a legal requirement. The “dual carriage” requirement has the potential of having a negative impact on us because it reduces available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

For several years, the FCC has had under review a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.

Program Tiering

Federal law requires that certain types of programming, such as the carriage of local broadcast channels and any public, educational or governmental access (“PEG”) channels, to be part of the lowest level of video programming service — the basic tier. In many of our systems, the basic tier is generally comprised of programming in analog format although some programming may be offered in digital format. Migration of PEG channels from analog to digital format frees up bandwidth over which we can provide a greater variety of other programming or service options. In 2009, the FCC opened a public comment period on petitions filed by supporters of PEG programming, but it has not issued any orders resulting from the petitions. We cannot predict the outcome of this proceeding, if any. Any legislative or regulatory action to restrict our ability to migrate PEG channels could adversely affect our ability to provide additional programming desired by viewers.

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

Access to Certain Programming

In January 2011, as part of its order approving Comcast’s acquisition of a controlling interest in NBC Universal (“Comcast Order”), the FCC specified certain terms and conditions by which Comcast and NBC Universal will be required to provide programming to both traditional MVPDs, and online video distributors (“OVD”), as well as the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. We cannot, however, predict the net effect of these new program access provisions on our business.

Ownership Limitations

The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings. In 2007, the FCC reinstituted a restriction setting the maximum number of subscribers that a cable operator may serve at 30 percent nationwide. The FCC also has commenced a rulemaking to review vertical ownership limits and cable and broadcasting attribution rules. In 2009, the United States Court of Appeals for the Third Circuit struck down the 30 percent horizontal cable ownership cap. We cannot predict what action the FCC will take or how it may impact our business.

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also required MVPDs, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third-party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. In 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“MOU”) in connection with the development of tru2way(TM) — a national two-way “plug and play” platform; other members of the consumer electronics industry have since joined the MOU. Despite the MOU, in 2010, the FCC issued a Notice of Inquiry (“NOI”) as part of its review pursuant to its National Broadband Plan that seeks to standardize gateway devices to allow consumer access to all video programming regardless of the MVPD provider. That NOI discusses an “AllVid” gateway device that would be used by all MVPDs by December 31, 2012. The AllVid device would translate network delivery technologies into a standardized video output that could be received by any AllVid retail device. Another adaptor would operate in a similar fashion but deliver the output to a home router for delivery to networked devices. We cannot predict the outcome of these proceedings or what effect they may have on our business. If any new requirements require investment in new gateway devices, which could increase our costs and require capital investment, and any change to technology that could make it easier for consumers to change MVPDs, they could have an adverse effect on our business.

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

As required by the Child Safe Viewing Act of 2007, the FCC issued a report to Congress in 2009 regarding the existence and availability of advanced technologies that are compatible with various communications devices or platforms to allow blocking of parent selected content. Congress intends to use that information to spur development of the next generation of parental control technology. Additional requirements to permit selective parental blocking could impose additional costs on us. Additionally, the FCC commenced another proceeding to gather information about empowering parents and protecting children in an evolving media landscape. The comment period ended in 2010. We cannot predict what, if any, FCC action will result from the information gathered.

In a separate 2009 proceeding, the FCC sought specific comment on how it can encourage innovation in the market for navigation devices to support convergence of video, television and IP-based technology. If the FCC were to mandate the use of specific technology for set-top boxes, it could hinder innovation and could impose further costs and restrictions on us.

In August 2011, new FCC rules took effect to address perceived shortcomings in deployment of CableCARD technology. Among other restrictions, cable operators must now proactively offer new Cable CARD customers a self-installation option; offer a credit to bundled services if the bundle includes a set-top box and the subscriber opts to use a CableCARD instead of the set-top box; in annual notices, websites and billing stuffers, conspicuously disclose the rates charged for Cable CARDS in retail devices and those included in leased set-top boxes as well as the availability of credits from bundled prices if CableCARDs are used in lieu of set-top boxes; and CableCARDs must be uniformly priced throughout a cable system. The new rules also impose a number of operational requirements on cable operators, mostly designed to ensure the availability and efficacy of the CableCARDs.

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

In April 2011, the FCC adopted an Order modifying the pole attachment rules to promote broadband deployment. Previously, poles subject to the FCC attachment rules used a formula that resulted in lower rates for cable attachments and higher rates for telecommunication services attachments. The FCC had previously ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula and the Supreme Court affirmed this decision.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula, including if an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by another attacher at rates higher than provided under the rate formula. After this determination, Gulf Power Company pursued just such a claim based on these limited circumstances before the FCC. The administrative law judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that the poles at issue were “full.” In April 2011, the FCC affirmed the administrative law judge’s decision that, among other things, poles are not at “full capacity” if make-ready can accommodate new attachments. Gulf Power challenged the FCC’s order at the United States Court of Appeals for the D. C. Circuit claiming, among other things, that the attachments failed to provide “just compensation” in violation of the Fifth Amendment’s Takings Clause. In February 2012, the Court upheld FCC’s order.

In May 2010, the FCC issued an order that, among other things, clarified the right to use certain types of attachment techniques and held that just and reasonable access to poles pursuant to Section 224 of the Communications Act includes the right of timely access.

Pursuant to the FCC’s April 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. Pole owners will also be subject to timelines for virtually all aspects of make-ready preparations for attachments. Incumbent local exchange carriers will also be permitted to petition the FCC to receive lower regulated attachment rates. Although some of these changes may benefit our business, others may lower the cost of pole attachments to our competitors and make better and timelier access to poles to facilitate construction of competing facilities and we cannot predict how these changes may impact our business.

Multiple Dwelling Unit Building Wiring

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. In 2007, the FCC issued rules voiding existing, and prohibiting future, exclusive service contracts for services to multiple dwelling unit or other residential developments. In 2008, the FCC enacted a ban on the contractual provisions that provide for the exclusive provision of telecommunications services to residential apartment buildings and other multiple tenant environments. In 2009, the United States Court of Appeals for the District of Columbia upheld the FCC’s 2007 order. In 2010, the FCC affirmed the permissibility of bulk rate agreements and exclusive marketing agreements. The loss of exclusive service rights in existing contracts coupled with our inability to secure such express rights in the future may adversely affect our business to subscribers residing in multiple dwelling unit buildings and certain other residential developments.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending the compulsory satellite license authority for an additional five years, and again in 2010 extending that authority through 2014. In its 2008 Report to Congress, the Copyright Office recommended abandonment of the current cable and satellite compulsory licenses. On August 29, 2011, the Copyright Office issued a report to Congress mandated by the Satellite Television Extension and Localism Act recommending phasing out the distant signal compulsory license by a date certain to be established by Congress and exploring phasing out the local signal compulsory license at a later date. The report suggested three options to replace the compulsory license: (1) collective licensing; (2) direct licensing; and (3) sublicensing, all of which likely pose additional burdens and uncertainty to the procurement of necessary copyright licenses and likely increase the both the cost of such clearances and the transactional cost of obtaining such clearances. Pursuant to the same legislation, on November 23, 2011, the United States Government Accountability Office issued a report to Congress that found that the impact of a phase-out of the compulsory copyright licenses would have an uncertain impact on the market and regulatory environment. In part, the scheme (i.e., direct licensing, collective licensing or sublicensing) that would replace the compulsory licenses would impact the outcome. Importantly, elimination of the compulsory license without repeal of mandatory carriage obligations would put cable operators in the paradoxical position of being required to retransmit a signal that it had no right to retransmit. The report also stated that although the impact is uncertain, it could cause an increase in both the cost of copyright license itself as well as the transactional costs to obtain the licenses. We cannot predict whether Congress will eliminate the cable compulsory license. Elimination of the cable compulsory license could, however, significantly increase our costs of obtaining broadcast programming.

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

Legislation introduced in both houses of Congress in December 2011, if enacted as introduced, would, among other things, eliminate the cable compulsory license. We cannot predict the outcome of this or any other legislative or agency activity; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis. Elimination of the compulsory license, however, could significantly increase the risk that we would not obtain all necessary rights to retransmit the signals of broadcast television stations and it could significantly increase the amount we would have to pay the copyright owners. Further, we are unable to predict the outcome of any legislative or agency activity related to the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take actions to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies, including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In 2009, a federal appellate court upheld an FCC regulation that requires phone customers to provide “opt-in” approval before certain subscriber information can be shared with a business partner for marketing purposes. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.

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

In December 2010, the FTC staff issued a preliminary report proposing, but not imposing, a normative framework for the protection of consumer privacy that departs from the traditional notice-and-choice model. Among the FTC report’s recommendations includes adoption of “privacy by design” to build-in data security measures into everyday business practices, allowing customers to elect “do not track” status prohibiting information collection, greater transparency of data collection practices through disclosures that would allow comparison of practices across sites, access to data collected about them and education efforts by stakeholders about commercial data practices and choices available to them. Moreover, privacy legislation is regularly introduced in Congress to address these and similar concerns. On February 23, 2012, the White House released a “Consumer Bill of Rights” that among other things, proposes greater consumer control over collection and security of personal information. The document will serve as the blueprint for the Commerce Department to work with stakeholders to develop and implement enforceable privacy policies based on the Consumer Bill of Rights. We cannot predict what the outcome of any such initiative will be or its impact on our business. We cannot predict if there will be additional regulatory action or whether Congress will enact legislation, whether legislation would impact our existing privacy-related obligations under the Cable Act or any impact on any of the services that we provide. Future federal and/or state laws may also cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our HSD service, increase our costs of providing such service, impair the ability to access potential future advertising revenue streams or have other adverse effects on our business, financial condition and results of operations.

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

Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including California, Florida, Illinois, Indiana, Iowa, Michigan, Missouri, North Carolina and Wisconsin make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

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

Network Neutrality

In June 2010, the FCC commenced a NOI regarding its authority to regulate broadband Internet access. The NOI suggested three ways to assert such regulation, including classifying broadband Internet access as a Title II telecommunications service and forbearing from enforcing many of the Title II regulations. In December 2010, the FCC, citing authority under Section 706 of the Telecommunications Act of 1996, adopted comprehensive broadband Internet network neutrality rules, including requiring transparency of disclosures to consumers of commercial terms, performance and network management practices; preventing blocking of lawful content, applications and services; and preventing unreasonable discrimination in the transmission of lawful Internet traffic. Although the prohibitions on blocking and interference are subject to reasonable network management practices, the FCC did not provide definitive guidance or safe harbors as to what actions constitute such practices. Rather, the FCC has opted to trade clarity for flexibility by further developing what constitutes reasonable network management practices on a complaint-driven case-by-case evaluation of actual practices. The rules took effect on November 20, 2011.

National Broadband Plan

In 2010, the FCC delivered to Congress the National Broadband Plan (“Plan”) as required by the American Recovery and Reinvestment Act. The Plan seeks to ensure that all people of the United States have access to affordable broadband capability; connect 100 million households to affordable 100 Mbps service; provide access to 1 Gbps service to community anchor institutions; increase mobile innovation by making 500 MHz of spectrum newly available; increase broadband adoption rates from 65 percent to 90 percent; transition Universal Service Fund (“USF”) support from providing a legacy high-cost telephone subsidy to instead supporting affordable broadband in rural communities; enhance public safety by ensuring first responder access to a nationwide, wireless interoperable public safety network; and ensure that all consumers can track and manage their real-time energy consumption via broadband connectivity. The Plan includes more than 60 key actions, proceedings, and initiatives the FCC intends to undertake. The FCC proposes a variety of incentives to spur private investment in broadband deployment, including the repurposing of certain USF monies. The Plan calls for closing the gap between the telecommunications and cable pole attachment rates (see discussion under “Cable System Operations and Cable Services: Pole Attachments”); new rules affecting set-top boxes (see discussion under “Cable System Operations and Cable Services: Cable Equipment”); efforts to increase the transparency of privacy practices to consumers and gaining informed consent from consumers for information collection (see discussion under “Cable System Operations and Cable Services: Privacy and Data Security”); and standardization of technical measures of broadband performance (speed) and disclosure requirements to consumers. The Plan also recommends stronger cybersecurity protections and defenses by HSD providers as well as increased reporting obligations. In July 2010, the FCC, in conjunction with its implementation of the National Broadband

Plan, issued a Public Notice to seek comment on whether to impose strict “network outage reporting” requirements for certain outages of 30 minutes or more on broadband Internet service providers. We cannot predict what, if any, requirements will be placed on our provision of HSD services or our operation of HSD facilities or what impact the Plan and the related FCC rulemakings and actions by other regulatory agencies or Congress will ultimately have on our business or what advantages may be given to services that may compete with ours.

In October 2011, the FCC adopted a series of reforms to the USF support mechanism and inter-carrier compensation. Included in these changes was the establishment of the Connect America Fund that will eventually replace all high-cost support mechanisms. The fund will help to make broadband available to areas that do not have or would not have broadband service, including an additional $300 million during 2012 in the form of one-time support to accelerate deployment of broadband networks. Moreover, the FCC will require all entities designated as an “eligible telecommunications carrier” to offer broadband services in addition to voice services. Simultaneously, the FCC announced that it will eventually abandon the calling-party-network-pays model for intercarrier compensation, transitioning to a bill-and-keep model that will eliminate competitive distortions between wireline and wireless services and promote the overall goal of modernizing the rules to aid the transition to all Internet protocol traffic. We cannot predict how these various changes may either add costs or burdens to our existing VoIP and broadband services or how they may potentially benefit those who provide competing services.

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

Federal regulatory obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. Since 2007, the FCC has required interconnected VoIP providers, such as us, to pay regulatory fees based on revenues reported on the FCC Form 499A at the same rate as interstate telecommunications service providers. The FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, Customer Proprietary Network Information (“CPNI”), local number portability, disability access, and Form 477 (subscriber information) reporting obligations. The FCC has issued a FNPRM with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. In April 2010, the FCC issued a NOI and a NPRM that would transition high-cost program funds from analog telephony to the provision of broadband services. In February 2012, the FCC released a Report and Order extending its outage reporting requirements applied to traditional, circuit-switched telephone services to providers of interconnected VoIP service. It is unknown how this new requirement, or how other conclusions that the FCC may reach, or actions it may take, could affect our business.

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

ITEM 1A. RISK FACTORS

Risks Related to our Operations

Our products and services face intense competition that could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive business environment and, in some instances, face competitors with greater resources and operating capabilities, fewer regulatory burdens, easier access to financing, more brand name recognition and long-standing relationships with regulatory authorities and customers. Historically, our principal competitors have been DBS providers and local telephone companies. We also face competition for our phone service from wireless phone providers, and for our video service from advances in OTTV content and delivery options that may lead to greater video competition going forward.

DBS providers, principally DirecTV and DISH, are our most significant video competitors. We have lost a meaningful number of video customers to DBS providers in the past, and expect to continue to face substantial levels of competition from them. DBS providers generally offer promotional marketing campaigns in which they offer video service packages at a price point much lower than our comparable offering. In some cases, DBS providers have entered into marketing agreements under which local telephone companies sell DBS service bundled with their HSD and phone services to create a product similar to our triple play. In approximately 11% of our cable systems, certain local telephone companies, including AT&T and CenturyLink, have deployed fiber based networks, giving them the capability to offer a product substantially similar to our triple play. We could face increased competition for video customers if they were to continue to build into our service areas. Also, if OTTV content providers were to deliver content that consumers accepted as an adequate, if not preferable, replacement to our video service, we may face further competition for video customers.

Our HSD service primarily faces competition from local telephone companies such as AT&T and CenturyLink, who compete with our HSD service by offering DSL services. Although widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps, local telephone companies that have deployed fiber based networks are able to offer a product similar in terms of performance to our HSD service. If further build-outs of such fiber based networks were to occur in our service areas, we could face increased competition for HSD customers. Many wireless phone providers offer a wireless data service, and technological advances have increased, and we expect will continue to increase, the speed and reliability of such service. While such wireless data services are not currently comparable to our HSD service, if wireless phone providers were to offer a competitively priced wireless data service that offered similar speeds to our HSD service, we could face further competition for HSD customers.

Our phone service mainly faces competition for phone customers from local telephone companies and wireless telephone service providers. In recent years, a trend known as “wireless substitution” has developed where certain customers have chosen to utilize a wireless telephone service as their sole phone provider, which we expect to continue in the future.

We are unable to predict the effects that competition may have on our business. Competition has caused us to experience lower growth rates in revenues as the result of the loss of video customers, greater than usual levels of discounted pricing and higher levels of advertising and marketing expenses. A continuation, or worsening, of such competitive factors as discussed above could adversely affect our business, financial condition and results of operations.

Weak economic conditions may adversely impact our business, financial condition and results of operations.

Continuing weakness in employment and lower levels of consumer confidence and demand have impacted our business. As a result, many of our customers have faced greater pressure to downgrade their current level of service, or discontinue some, or all of their services taken, including households that have replaced wireline telephone service with wireless service or over-the-top Internet phone service, and video service with Internet-delivered and over the air content. These developments would negatively impact our ability to attract and retain customers, increase pricing and maintain or grow our revenues. In addition, poor housing markets have resulted in fewer customers moving and constrained new home construction, leading to lower new customer growth. As most of our revenues are provided by residential customers, if such conditions were to worsen or fail to demonstrate any meaningful improvement, we may experience further customer losses or downgrades in service, and our results of operations may be adversely affected.

The continuing increases in programming costs may have an adverse effect on our results of operations.

Video programming expenses have historically been our largest single expense item, and in recent years we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing demands of large programmers, who each own a significant number of popular cable networks, including sports programming, for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, our video gross margins may continue to decline if they cannot be fully offset, which may have an adverse effect on our results of operations.

Greater levels of OTTV usage may have an adverse effect on our results of operations.

OTTV usage rates have dramatically increased and may continue to grow at a meaningful pace. If our customers were to choose an OTTV service to partially or fully replace our video service, we may experience lower video revenues as a result. We may also incur additional marketing costs to compete for and retain consumers in our markets as a result of greater competition for video customers. We may also recognize additional HSD service costs and capital expenditures, as greater levels of OTTV streaming will cause additional bandwidth charges and network requirements. If the usage of OTTV were to continue to grow at a significant rate, we may experience lower revenues, and greater operating expenses and capital investments in the future, which may have an adverse effect on our results of operations.

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

Third-party firms provide some of the components used in delivering our products and services, including digital set-top converter boxes, DVRs and VOD equipment; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber optic cable and construction services for expansion and upgrades of our networks and cable systems; and our customer billing platform. Some of these companies may have negotiating leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. As a result, our operations depend on a successful relationship with these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events, could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories, and therefore any delays in our ability to obtain equipment could impact our operations. Moreover, if there are no suppliers that are able to provide customer premise equipment that complies with evolving Internet and telecommunications standards, or that are compatible with other equipment and software that we use, this could negatively affect our ability to effectively provision and service our customers.

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such systems and technologies, or in our ability to transition from one system to another, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third-party firms have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming; result in costly litigation and diversion of technical and management personnel; and require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high monetary awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, results of operations, and financial condition could be adversely affected.

The loss of key personnel could have a material adverse effect on our business.

Our success is substantially dependent upon the retention of, and the continued performance by, MCC’s key personnel, including Rocco B. Commisso, MCC’s Chairman and Chief Executive Officer. If any of MCC’s key personnel ceases to participate in our business and operations, it could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Financial Condition

We are exposed to risks caused by disruptions in the capital and credit markets, which could have an adverse effect on our business, financial condition and results of operations.

We rely on the capital markets for senior note offerings, and the credit markets for bank credit arrangements, to meet our financial commitments and liquidity needs. Recently, the U.S. economy fell into a deep recession, with major downturns in financial markets. While the capital and credit markets have generally recovered, future disruptions in such markets could limit our ability to access new debt financings or refinancings, and cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments, or subjecting us to greater credit risk with respect to our interest rate exchange agreements. We are unable to predict future movements in the capital and credit markets or the underlying effects on our results of operations.

We have substantial debt and have significant interest payments and debt repayments, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

As of December 31, 2011, our total debt was approximately $1.997 billion. Because of our substantial indebtedness, we are highly leveraged and will continue to be so. Our overall indebtedness could:

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

Our debt service obligations require us to use a large portion of our revenues and cash flows to pay principal and interest, reducing our ability to finance our operations, capital expenditures and other activities. Outstanding debt under our bank credit facility (the “credit facility”) has a variable rate of interest determined by either the London Interbank Offered Rate (“LIBOR”), or the Prime rate, chosen at our discretion, plus a margin, which varies depending on certain financial ratios as defined in the credit agreement governing the credit facility (the “credit agreement”). If such variable rates were to increase, or if we were to incur additional indebtedness, we may be required to pay additional interest expense, which would have an adverse effect on our results of operations.

We believe that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including, as of December 31, 2011, scheduled term loan maturities during each of the years ending December 31, 2012 through December 31, 2014, of $14.0 million. However, in the longer term, specifically 2015 and beyond, we will not generate enough cash to satisfy our maturing term loans and senior notes. Accordingly, we will have to refinance existing obligations to extend maturities, or raise additional capital through debt or equity issuances or both. There can be no assurance that we will be able to refinance our existing obligations or raise any required additional capital or to do so on favorable terms. If we do not successfully accomplish these tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. Failure to make capital investments in our business could materially and adversely affect our ability to compete effectively.

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

The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations and from borrowing under the credit facility. The ability of our operating subsidiaries to make funds available to us, in the form of payments of principal or interest due under intercompany notes due to us, dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing our credit facility. If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raise additional capital through debt or equity issuance, or both. If we were not able to successfully accomplish those tasks, then we may have to cancel or scale back future capital spending programs, or sell assets. There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition, results of operations and liquidity.

A default under our credit agreement or indenture could result in an acceleration of our indebtedness and other material adverse effects.

The credit agreement contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of December 31, 2011, the principal financial covenants of the credit agreement required compliance with a total leverage ratio (as defined) of no more than 6.0 to 1.0 at any time and an interest coverage ratio (as defined) of no less than 1.75 to 1.0 at the end of a quarterly period.

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

The breach of any of the covenants under the credit agreement or indenture could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit agreement could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a stable outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

We have experienced net losses and may generate net losses in the future.

We experienced net losses for several years prior to 2008, and may report net losses in the future. In general, these prior net losses have principally resulted from depreciation and amortization expenses associated with our acquisitions and capital expenditures related to expanding and upgrading of our cable systems, interest expense related to our indebtedness and net losses on derivatives. If we were to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2011, we had approximately $1.4 billion of unamortized intangible assets, including goodwill of $196 million and franchise rights of $1.2 billion on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

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

Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. However, significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairment could be significant and could have an adverse effect on our financial condition and results of operations. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant noncash operating loss. Our annual impairment analysis was performed as of October 1, 2011, and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.

Risks Related to Legislative and Regulatory Matters

Changes in government regulation could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. Recently introduced legislation could entirely change the framework under which broadcast signals are carried, including removing the copyright compulsory license, and lift restrictions on how we offer our basic tier services. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The FCC’s comprehensive implementation of changes under its National Broadband Plan, in addition to increasing our costs, may provide advantages to our competitors by subsidizing their costs, providing them with regulatory advantages and/or lowering barriers to entry. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

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

Our cable systems are operated under non-exclusive franchises. As of December 31, 2011, we believe that various entities are currently offering video service, through wireline distribution networks, to about 29% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — State and Local Regulation — Franchise Matters.”

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

The regulatory status of providing HSD service by cable companies remains uncertain. If the FCC reclassification of Internet access service is regulated as Title II telecommunications service, this could impose significant new regulatory burdens and costs. The FCC’s actions to impose network neutrality obligations on our HSD service could add regulatory burdens, further restrict the methods we may employ to manage the operation of our network, increase our costs and may require us to make additional capital expenditures, thus adversely affecting our business. Moreover, if the FCC’s jurisdiction to regulate broadband Internet access is upheld by the court, the type of jurisdiction found to exist may permit even more expansive and invasive regulation of our HSD service. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”

Government financing of broadband providers in our service areas could adverse impact our business.

The changes brought about by the introduction of the Connect America Fund and other changes to how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”

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

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Although changes in 2011 to the FCC’s long-standing pole attachment rate formulas and attachment requirements may be beneficial to us, the effective and significant lowering of the rate attachment costs to our competitors coupled with increasing their ease of attachment, may significantly benefit those that provide services that compete with ours. Our business, financial condition and results of operations could suffer a material adverse impact from changes that make it both easier and less costly for those who compete with us to attach to poles. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — Federal Regulation — Pole Attachment Regulation.”

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

Risks Related to MCC’s Chairman and Chief Executive Officer’s Controlling Position

MCC’s Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

As a result of the Going Private Transaction, MCC is wholly-owned by an entity controlled by Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result upon certain change of control events, including if Mr. Commisso were to sell a significant stake in us or MCC to a third party. Our debt agreements provide, however, that a change of control will not be deemed to have occurred so long as MCC continues to be our manager and Mr. Commisso continues to be MCC’s Chairman and Chief Executive Officer. A change in control could result in a default under our debt arrangements, could require us to offer to repurchase our senior notes at 101% of their principal amount, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit MCC’s further utilization of net operating losses for income tax purposes. Any of the foregoing results could adversely affect our results of operations and financial condition.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our equity, all of which is held by MCC.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2007 through 2011 and balance sheet data and operating data as of December 31, 2007 through 2011, which are derived from our consolidated financial statements (except other data and operating data).

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010 (10)	2009 (10)	2008 (10) (11)	2007 (10) (11)
	(Amounts in thousands, except operating data)
Statement of Operations Data:
Revenues	$874,760	$847,661	$833,843	$786,035	$727,462
Costs and expenses:
Service costs	351,922	354,011	340,632	318,040	298,103
Selling, general and administrative expenses	173,855	168,938	166,079	168,337	159,314
Management fee expense	15,452	15,775	15,487	15,076	13,371
Depreciation and amortization	143,999	131,733	119,159	116,461	119,552

Operating income	189,532	177,204	192,486	168,121	137,122
Interest expense, net	(111,509)	(112,106)	(112,474)	(113,846)	(120,673)
(Loss) gain on derivatives, net	(17,911)	(14,703)	16,717	(31,030)	(12,946)
Gain on sale of cable systems, net	—	—	—	—	2,249
Other expense, net	(2,136)	(2,230)	(5,000)	(5,409)	(3,352)

Net income	$57,976	$48,165	$91,729	$17,836	$2,400

Balance Sheet Data (end of period):
Total assets	$2,287,345	$2,311,054	$2,326,650	$2,429,927	$2,357,178
Total debt	$1,997,000	$1,865,000	$1,855,000	$1,796,000	$1,709,533
Total member’s (deficit) equity	$(108,344)	$101,411	$130,743	$282,277	$308,681
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$277,559	$256,031	$215,131	$134,018	$76,044
Investing activities	$(160,380)	$(147,500)	$(128,513)	$(141,238)	$(117,724)
Financing activities	$(138,572)	$(87,084)	$(90,444)	$13,646	$38,737
Other Data:
OIBDA(1)	$333,531	$308,937	$311,645	$284,582	$256,674
OIBDA margin(2)	38.1%	36.4%	37.4%	36.2%	35.3%
Ratio of earnings to fixed charges and preferred dividends(3)	1.28	1.21	1.53	—	—
Operating Data (end of period):
Estimated homes passed (4)	1,524,000	1,520,000	1,514,000	1,484,000	1,476,000
Basic subscribers (5)	596,000	663,000	690,000	717,000	720,000
HSD customers (6)	468,000	459,000	428,000	400,000	359,000
Phone customers (7)	180,000	175,000	152,000	134,000	106,000
Primary service units (8)	1,244,000	1,297,000	1,270,000	1,251,000	1,185,000
Digital customers (9)	415,000	409,000	378,000	355,000	317,000

(1)	“OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define OIBDA as operating income before depreciation and amortization. OIBDA has inherent limitations as discussed below.

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

OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

In our Annual Reports on Form 10-K for the years ended December 31, 2010, 2009, 2008 and 2007, we presented OIBDA as adjusted for non-cash share-based compensation, or “Adjusted OIBDA.” As a result of the Going Private Transaction, we no longer record non-cash share-based compensation, and we believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results.

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
OIBDA	$333,531	$308,937	$311,645	$284,582	$256,674
Depreciation and amortization	(143,999)	(131,733)	(119,159)	(116,461)	(119,552)

Operating income	$189,532	$177,204	$192,486	$168,121	$137,122

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.

(3)	The ratio of earnings to fixed charges and preferred dividends was 1.28, 1.21 and 1.53 for the years ended December 31, 2011, 2010 and 2009, respectively. Earnings were insufficient to cover fixed charges and preferred dividends by $1.1 million and $16.5 million for the years ended December 31, 2008 and 2007, respectively. Refer to Exhibit 12.1 to this Annual Report for additional information.

(4)	Represents the estimated number of single residence homes, apartments and condominium units passed by our cable distribution network. Estimated homes passed are based on the best information currently available.

(5)	Represents customers receiving video service. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. This conversion method is generally consistent with the methodology used in determining payments to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(6)	Represents customers receiving HSD service. Small to medium-sized commercial HSD accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents customers receiving phone service. Small to medium-sized commercial phone accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(8)	Represents the sum of basic subscribers, HSD and phone customers.

(9)	Represents customers receiving digital video services.

(10)	Certain amounts included in the years ended December 31, 2007 through 2010 have been revised. See Note 2 in our Notes to Consolidated Financial Statements for the effects on the December 31, 2010 Consolidated Balance Sheet and on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

(11)	The following table presents the impact of the revision on our Consolidated Balance Sheets (amounts in thousands):

	As Previously Reported	Adjustment	As Revised
December 31, 2007
Total assets	$2,368,687	$(11,509)	$2,357,178

Capital contributions	638,910	(2,940)	635,970
Accumulated deficit	(318,720)	(8,569)	(327,289)

Total member’s equity	320,190	(11,509)	308,681

December 31, 2008
Total assets	2,444,113	(14,186)	2,429,927

Capital contributions	634,910	(2,789)	632,121
Accumulated deficit	(338,447)	(11,397)	(349,844)

Total member’s equity	296,463	(14,186)	282,277

December 31, 2009
Total assets	2,343,835	(17,185)	2,326,650

Capital contributions	409,675	(2,677)	406,998
Accumulated deficit	(261,747)	(14,508)	(276,255)

Total member’s equity	147,928	(17,185)	130,743

December 31, 2010
Total assets	2,329,690	(18,636)	2,311,054

Capital contributions	346,675	(2,461)	344,214
Accumulated deficit	(226,628)	(16,175)	(242,803)

Total member’s equity	120,047	(18,636)	101,411

The following table presents the impact of the revision on our Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$113,634	$2,827	$116,461	$116,678	$2,874	$119,552
Operating income	170,948	(2,827)	168,121	139,996	(2,874)	137,122
Net income	20,663	(2,827)	17,836	5,274	(2,874)	2,400

The following table presents the impact of the revision on our Consolidated Statements of Cash Flows (amounts in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash flows provided by (used in):
Operating activities	$131,619	$2,399	$134,018	$71,063	$4,981	$76,044
Investing activities	(138,839)	(2,399)	(141,238)	(112,743)	(4,981)	(117,724)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2011, 2010 and 2009.

Revision of Prior Period Financial Statements

During the fourth quarter of 2011, we identified and corrected errors in the manner in which we recorded fixed assets and the related depreciation expense on fixed assets purchased by MCC on behalf of our operating subsidiaries. Such capital expenditures and associated depreciation were recorded at MCC, whereas they were related to, and should have been incurred by, our operating subsidiaries. Accordingly, we revised previously reported results for all affected periods. Refer to Note 2 in our Notes to Consolidated Financial Statements for more information about the financial statement impact of this revision. The discussion and analysis included herein includes statements based on the revised financial results for the years ended December 31, 2010 and 2009.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. As of December 31, 2011, we served approximately 596,000 basic subscribers, 468,000 HSD customers and 180,000 phone customers, aggregating 1.24 million primary service units (“PSUs”).

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

We believe we will continue to increase revenues through customer growth in our business and residential services. Business services revenues are expected to grow through HSD and phone sales to small-to-medium sized companies and a greater number cell tower backhaul connected by our network. Revenues from residential services are expected to growth largely as a result of customer growth in HSD and phone services, with additional contributions from customers taking higher speed tiers for HSD and more advanced video services.

Our performance has been affected by general economic conditions and by the competition we face. We believe high unemployment levels, and weakness in the housing sector and consumer spending have, in part, contributed to lower connect activity for all of our services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses. If such losses were to continue, we may experience future annual declines in video revenues. We expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, including video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”).

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer, we believe our HSD product is superior to DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, and with cellular phone services offered by national wireless providers. We believe our limiting price discounts on the video-only service, weak consumer demand and housing conditions have resulted in lower overall sales and connect activity, which has slowed customer growth in our residential HSD and phone services. However, we believe we will be able to partially offset such affects, and continue to increase HSD and phone revenues, through future growth in commercial HSD and phone customers.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies.

For the year ended December 31, 2011, programming represented our single largest expense. In recent years, we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing demands of large programmers, who each own a significant number of popular cable networks, including sports programming, for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2011 Developments

Going Private Transaction

On November 12, 2010, MCC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCC, JMC Communications LLC (“JMC”) and Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC, for the purpose of taking MCC private (the “Going Private Transaction”).

At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC (the “Merger”), with MCC continuing as the surviving corporation, a private company that is wholly-owned by an entity controlled by Mr. Commisso. As a result of the Merger, among other things, each share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash.

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.

New Revolving Credit Commitments

On November 10, 2011, we terminated our existing revolving credit commitments under our bank credit facility (the “credit facility”), and entered into an incremental facility agreement for $216.0 million of new revolving credit commitments (the “new revolver”). On the same date, we amended certain financial covenants of the credit facility. For more information, see Note 6 in our Notes to Consolidated Financial Statements.

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

Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; HSD costs, including costs related to bandwidth connectivity, customer provisioning, our enterprise networks business and our network operations center; phone service costs, including leased circuits, long distance and other expenses; employee costs, including wages and other expenses for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; and field operating costs, including the use of outside contractors, vehicle, utility and pole rental expenses. These costs generally rise as a result of contractual increases in video programming rates, customer growth and inflationary cost increases for personnel, outside vendor and other expenses. Video programming expenses are generally paid on a per subscriber basis. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. Our service costs may fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for employees and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

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

OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

In our Annual Report on Form 10-K for the year ended December 31, 2010, we presented OIBDA as adjusted for non-cash share-based compensation, or “Adjusted OIBDA.” As a result of the Going Private Transaction, we no longer record non-cash share-based compensation, and believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenues	$874,760	$847,661	$27,099	3.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	351,922	354,011	(2,089)	(0.6%)
Selling, general and administrative expenses	173,855	168,938	4,917	2.9%
Management fee expense	15,452	15,775	(323)	(2.0%)
Depreciation and amortization	143,999	131,733	12,266	9.3%

Operating income	189,532	177,204	12,328	7.0%
Interest expense, net	(111,509)	(112,106)	597	(0.5%)
Loss on derivatives, net	(17,911)	(14,703)	(3,208)	21.8%
Other expense, net	(2,136)	(2,230)	94	(4.2%)

Net income	$57,976	$48,165	$9,811	20.4%

OIBDA	$333,531	$308,937	$24,594	8.0%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2011	2010	$ Change	% Change
OIBDA	$333,531	$308,937	$24,594	8.0%
Depreciation and amortization	(143,999)	(131,733)	(12,266)	9.3%

Operating income	$189,532	$177,204	$12,328	7.0%

Revenues

The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics as of, and for the years ended, December 31, 2011 and 2010 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Video	$515,980	$518,142	$(2,162)	(0.4%)
HSD	238,610	214,103	24,507	11.4%
Phone	70,195	64,392	5,803	9.0%
Advertising	49,975	51,024	(1,049)	(2.1%)

Total	$874,760	$847,661	$27,099	3.2%

	Year Ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Basic subscribers	596,000	663,000	(67,000)	(10.1%)
HSD customers	468,000	459,000	9,000	2.0%
Phone customers	180,000	175,000	5,000	2.9%

Primary service units (PSUs)	1,244,000	1,297,000	(53,000)	(4.1%)
Digital customers	415,000	409,000	6,000	1.5%

Revenue generating units	1,659,000	1,706,000	(47,000)	(2.8%)

Average total monthly revenue per basic subscriber (1)	$115.80	$104.42	$11.38	10.9%
Average total monthly revenue per PSU (2)	$57.38	$55.04	$2.34	4.3%

(1)	Represents average total monthly revenues for the year divided by average basic subscribers for the year.

(2)	Represents average total monthly revenues for the year divided by average PSUs for the year.

Revenues increased 3.2%, primarily due to higher HSD and, to a much lesser extent, phone revenues. Average total monthly revenue per basic subscriber increased 10.9% to $115.80, and average total monthly revenue per PSU increased 4.3% to $57.38.

Video revenues declined 0.4%, as lower revenues resulting from basic subscriber losses were mostly offset by higher unit pricing. During the year ended December 31, 2011, we lost 67,000 basic subscribers, compared to a loss of 27,000 basic subscribers in the prior year, as a result of aggressive marketing and promotional offers by our competitors, which included higher levels of discounted pricing. As of December 31, 2011, we served 596,000 basic subscribers, or 39.1% of our estimated homes passed. As of the same date, 69.6% of our basic subscribers were digital customers, and 45.9% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 11.4%, primarily due to higher unit pricing, a larger HSD customer base and, to a lesser extent, the continued growth of our enterprise networks business. During the year ended December 31, 2011, we gained 9,000 HSD customers, compared to an increase of 31,000 in the prior year. As of December 31, 2011, we served 468,000 HSD customers, or 30.7% of our estimated homes passed.

Phone revenues were 9.0% higher, largely a result of higher unit pricing and an increased phone customer base. During the year ended December 31, 2011, we gained 5,000 phone customers, compared to an increase of 23,000 phone customers in the prior year. As of December 31, 2011, we served 180,000 phone customers, or 12.2% of our estimated marketable phone homes.

Advertising revenues decreased 2.1%, mainly due to an unfavorable comparison to the prior year, which had strong political revenues due to an election year.

Costs and Expenses

Service costs were 0.6% lower, as significantly lower phone service costs were mostly offset by greater programming and field operating costs. Programming expenses grew 1.7%, principally due to higher contractual rates and fees charged by our programming vendors, offset in part by a lower video customer base. Field operating costs rose 14.1%, largely a result of higher vehicle fuel and repair, fiber lease, electricity and cable location service expenses. Phone service costs fell 54.0%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Service costs as a percentage of revenues were 40.2% and 41.8% for the years ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses increased 2.9%, principally as a result of higher marketing costs. Marketing expenses grew 13.6%, largely a result of greater staffing for our business services marketing and higher levels of contracted telemarketing, television advertising and marketing research. Selling, general and administrative expenses as a percentage of revenues were 19.9% for each of the years ended December 31, 2011 and 2010.

Management fee expense fell 2.0%, reflecting lower overhead charges at MCC. Management fee expense as a percentage of revenues was 1.8% and 1.9% for the years ended December 31, 2011 and 2010, respectively.

Depreciation and amortization increased 9.3%, largely a result of the depreciation of shorter-lived customer premise and headend equipment, and certain investments related to our internal phone service platform.

OIBDA

OIBDA grew 8.0%, principally due to greater revenues and constrained growth in service costs, offset in part by higher selling, general and administrative expenses.

Operating Income

Operating income rose 7.0%, as the growth in OIBDA was partly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 0.5%, as a lower average cost of debt was mostly offset by higher average outstanding balances under the credit facility.

Loss on Derivatives, Net

As of December 31, 2011, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.7 billion, of which $1.0 billion are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded a net loss on derivatives of $17.9 million and $14.7 million for the years ended December 31, 2011 and 2010, respectively.

Other Expense, Net

Other expense, net, was $2.1 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, other expense, net, consisted of $1.2 million of revolving credit facility commitment fees and $0.9 million of other fees. During the year ended December 31, 2010, other expense, net, consisted of $1.9 million of revolving credit facility commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $58.0 million for the year ended December 31, 2011, compared to $48.2 million in the prior year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

For more information, see Note 9 in our Notes to Consolidated Financial Statements.

The tables below set forth our unaudited consolidated statements of operations for the years ended December 31, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Revenues	$847,661	$833,843	$13,818	1.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	354,011	340,632	13,379	3.9%
Selling, general and administrative expenses	168,938	166,079	2,859	1.7%
Management fee expense	15,775	15,487	288	1.9%
Depreciation and amortization	131,733	119,159	12,574	10.6%

Operating income	177,204	192,486	(15,282)	(7.9%)
Interest expense, net	(112,106)	(112,474)	368	(0.3%)
(Loss) gain on derivatives, net	(14,703)	16,717	(31,420)	NM
Other expense, net	(2,230)	(5,000)	2,770	(55.4%)

Net income	$48,165	$91,729	$(43,564)	(47.5%)

OIBDA	$308,937	$311,645	$(2,708)	(0.9%)

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2010	2009	$ Change	% Change
OIBDA	$308,937	$311,645	$(2,708)	(0.9%)
Depreciation and amortization	(131,733)	(119,159)	(12,574)	10.6%

Operating income	$177,204	$192,486	$(15,282)	(7.9%)

Revenues

The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2010 and 2009 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Video	$518,142	$532,711	$(14,569)	(2.7%)
HSD	214,103	198,200	15,903	8.0%
Phone	64,392	60,600	3,792	6.3%
Advertising	51,024	42,332	8,692	20.5%

Total	$847,661	$833,843	$13,818	1.7%

	Year Ended December 31,		Increase
	2010	2009	(Decrease)	% Change
Basic subscribers	663,000	690,000	(27,000)	(3.9%)
HSD customers	459,000	428,000	31,000	7.2%
Phone customers	175,000	152,000	23,000	15.1%

Primary service units (PSUs)	1,297,000	1,270,000	27,000	2.1%
Digital customers	409,000	378,000	31,000	8.2%

Revenue generating units	1,706,000	1,648,000	27,000	1.6%

Average total monthly revenue per basic subscriber	$104.42	$98.77	$5.65	5.7%
Average total monthly revenue per PSU	$55.04	$55.13	$(0.09)	(0.2%)

Revenues increased 1.7%, primarily due to higher HSD and, to a lesser extent, advertising and phone revenues, offset in part by lower video revenues and an unfavorable comparison to the prior year, during which we recognized $5.3 million of revenues related to the Asset Transfer. Average total monthly revenue per basic subscriber increased 5.7%, to $104.42, and average total monthly revenue per PSU declined 0.2% to $55.04.

Video revenues fell 2.7%, largely as a result of a lower number of basic subscribers and, to a lesser extent, an unfavorable comparison to the prior year, during which we recognized $3.7 million of video revenues related to the Asset Transfer, offset in part by higher revenues from our digital, DVR and HDTV services. During the year ended December 31, 2010, we lost 27,000 basic subscribers, compared to a loss of 30,700 basic subscribers in the prior year, excluding the effect of the Transfer Agreement. As of December 31, 2010, we served 663,000 basic subscribers, representing a penetration of 43.6% of our estimated homes passed. As of the same date, 61.7% of our basic subscribers were digital customers and 46.3% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues increased 8.0%, primarily due to a 7.2% increase in HSD customers and, to a much lesser extent, greater revenues from our enterprise networks business. During the year ended December 31, 2010, we gained 31,000 HSD customers, as compared to a gain of 29,000 in the prior year, excluding the impact of the Transfer Agreement. As of December 31, 2010, we served 459,000 HSD customers, representing a penetration of 30.2% of our estimated homes passed.

Phone revenues grew 6.3%, mainly due to a 15.1% increase in phone customers, offset in part by higher levels of discounted pricing. During the year ended December 31, 2010, we gained 23,000 phone customers, as compared to a gain of 18,600 in the prior year, excluding the effect of the Transfer Agreement. As of December 31, 2010, we served 175,000 phone customers, representing a penetration of 11.9% of our estimated marketable phone homes.

Advertising revenues rose 20.5%, primarily due to increased local and national sales, with significant contributions from the political and automotive categories.

Costs and Expenses

Service costs grew 3.9%, principally due to higher programming expenses and, to a much lesser extent, field operating costs, offset in part by lower HSD delivery expenses and a favorable comparison to the prior year, during which we recognized $2.5 million of service costs related to the Asset Transfer. The following analysis of service cost components excludes the effects of the Asset Transfer. Programming expenses increased 5.6%, primarily due to higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 13.1%, largely as a result of a greater use of outside contractors and higher fiber lease, vehicle fuel costs and utility costs. HSD delivery expenses fell 32.3%, mainly due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 41.8% and 40.9% for the years ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses increased 1.7%, largely as a result of higher marketing and, to a lesser extent, advertising and bad debt expenses, offset in part by lower employee costs and a favorable comparison to the prior year, during which we recognized $0.7 million of selling, general and administrative expenses related to the Asset Transfer. The following analysis of selling, general and administrative expenses excludes the effects of the Asset Transfer. Marketing costs increased 9.5%, primarily due to a greater use of print and broadcast advertising, offset in part by a decline in third party direct sales. Advertising costs were 7.6% higher, principally due to higher costs related to greater advertising sales activity. Bad debt expense grew 6.9%, largely as a result of a higher average balance of written-off accounts and, to a lesser extent, greater collection costs. Employee costs declined 4.7%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 19.9% for each of the years ended December 31, 2010 and 2009.

Management fee expense increased 1.9%, reflecting higher overhead charges at MCC. Management fee expense as a percentage of revenues were 1.9% for each of the years ended December 31, 2010 and 2009.

Depreciation and amortization rose 10.6%, principally as a result of greater investments in shorter-lived customer premise equipment.

OIBDA

OIBDA declined 0.9%, largely as a result greater service costs and, to a lesser extent, increased selling, general and administrative expenses and an unfavorable comparison to the prior year, during which we recognized $2.0 million of OIBDA related to the Asset Transfer, mostly offset by higher revenues.

Operating Income

Operating income fell 7.9%, principally due to higher depreciation and amortization, and to a much lesser extent, lower OIBDA.

Interest Expense, Net

Interest expense, net, decreased 0.3%, largely as a result of a lower average cost of debt, which was mostly offset by greater amortization of deferred financing costs.

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

Net Income

As a result of the factors described above, we recognized net income of $48.2 million for the year ended December 31, 2010, as compared to net income of $91.7 million for the year ended December 31, 2009.

Liquidity and Capital Resources

Overview

Our net cash flows provided by operating activities are primarily used to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, scheduled repayments of our external financing and periodic distributions to MCC. We believe that cash generated by us, and available to us through our revolving credit commitments, will meet our anticipated capital and liquidity needs for the foreseeable future. As of December 31, 2011, our near-term liquidity needs include

$14.0 million of scheduled term loan amortization in each of the years ending December 31, 2012 through December 31, 2014, and $146.0 million of outstanding loans under our revolving credit facility, which expires December 31, 2016. As of December 31, 2011, our sources of liquidity included $11.7 million of cash and $60.4 million of unused and available lines under our revolving credit facility.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $277.6 million for the year ended December 31, 2011, primarily due to OIBDA of $333.5 million and, to a much lesser extent, the $52.6 million net change in operating assets and liabilities, offset in part by interest expense of $111.5 million. The net change in operating assets and liabilities was largely a result of a decrease in accounts receivable from affiliates of $28.8 million, an increase in accounts payable, accrued expenses and other current liabilities of $28.1 million and, to a lesser extent, a decrease in prepaid expenses and other assets of $5.3 million, offset in part by an increase in accounts receivable, net, of $10.7 million.

Net cash flows provided by operating activities were $256.0 million for the year ended December 31, 2010, primarily due to OIBDA of $308.9 million and, to a much lesser extent, the $56.1 million net change in operating assets and liabilities, offset in part by interest expense of $112.1 million. The net change in operating assets and liabilities was principally due to a decrease in accounts receivable from affiliates of $55.0 million and, to a lesser extent, a decrease in prepaid expenses and other assets of $7.4 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $160.4 million for the year ended December 31, 2011, as compared to $147.5 million for the prior year. The $12.9 million increase in net cash flows used in investing activities was due to a $25.2 million increase in capital expenditures, offset in part by the redemption of restricted cash and cash equivalents of $6.2 million that had been invested in the prior year. The increase in capital expenditures largely reflects greater investments in our enterprise networks business and, to a lesser extent, bandwidth expansion spending and the ongoing investments in an all-digital upgrade of our video platform, offset in part by reduced outlays for investments in our phone service platform and customer premise equipment.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $138.6 million for the year ended December 31, 2011, primarily due to capital distributions to MCC of $250.7 million and, to a much lesser extent, dividend payments on preferred members’ interest of $18.0 million, offset in part by net borrowings of $132.0 million under the credit facility. The capital distributions to MCC were ultimately used to partially fund the Going Private Transaction (see “— 2011 Developments”).

Net cash flows used in financing activities were $87.1 million for the year ended December 31, 2010, primarily due to capital distributions to parent of $63.0 million and, to a much lesser extent, dividend payments on preferred members’ interest of $18.0 million, financing costs of $9.6 million and other financing activities, principally the reduction of book overdrafts, of $6.5 million, offset in part by net borrowings of $10.0 million under the credit facility.

Capital Structure

As of December 31, 2011, our total indebtedness was $1.997 billion, of which approximately 60% was at fixed interest rates or subject to interest rate protection. During the year ended December 31, 2011, we paid cash interest of $107.5 million, net of capitalized interest.

Bank Credit Facility

As of December 31, 2011, we maintained a $1.567 billion credit facility (the “credit facility”), comprising $1.351 billion of term loans with maturities ranging from January 2015 to October 2017, and a $216.0 million revolving credit facility (the “revolver”), which is scheduled to expire on December 31, 2016. As of the same date, we had $60.4 million of unused lines under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $146.0 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2011, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014, and remain at that level so long as any revolving credit commitments remain outstanding.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2011, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.3%. As of the same date, we also had $1.0 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.1%.

Including the effects of our interest rate swaps, the average interest rates on outstanding debt under the credit facility as of December 31, 2011 and 2010 were 4.4% and 4.9%, respectively.

Senior Notes

As of December 31, 2011, we had $500.0 million of outstanding senior notes. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through December 31, 2011, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a stable outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2011 and thereafter (dollars in thousands)*:

	Scheduled Debt Maturities	Operating Leases	Interest Expense(1)	Purchase Obligations(2)	Total
2012	$14,000	$3,076	$107,660	$14,524	$139,260
2013-2014	28,000	4,793	215,639	5,310	253,742
2015-2016	1,394,000	3,108	88,312	—	1,485,420
Thereafter	561,000	2,698	3,933	—	567,631

Total cash obligations	$1,997,000	$13,675	$415,544	$19,834	$2,446,053

*	Refer to Note 6 and Note 12 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and a discussion of our operating leases and other commitments and contingencies, respectively.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2011 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. We have included such amounts in our Purchase Obligations above, as follows: $8.2 million for 2012, $0 for 2013-2014 and $0 for 2015-2016 and thereafter.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new service installation in accordance with ASC No. 922 — Entertainment — Cable Television. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. Capitalized costs included all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We use standard costing models, developed from actual historical costs and relevant operational data, to determine our capitalized amounts. These models include labor rates, overhead rates and standard time inputs to perform various installation and construction activities. The development of these standards involves significant judgment by management, especially in the development of standards for our newer, advanced products and services in which historical data is limited. Changes to the estimates or assumptions used in establishing these standards could be material. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2011, we had approximately $1.4 billion of unamortized intangible assets, including goodwill of $196.0 million and franchise rights of $1.2 billion on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2011, we held 497 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Based on the guidance outlined in ASC 350 we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2011, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 10% or 20% in the fair values determined for cable franchise rights at our reporting unit, an impairment loss of $23.1 million and $151.3 million, respectively, would result as of our impairment testing date of October 1, 2011. In addition, a hypothetical decline of up to 20% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2011.

We could record impairments in the future if there are changes in the long-term fundamentals of our business, in general market conditions or in the regulatory landscape that could prevent us from recovering the carrying value of our long-lived intangible assets. The economic conditions affecting the U.S. economy, and how that may impact the fundamentals of our business, may have a negative impact on the fair values of the assets in our reporting unit.

In accordance with Accounting Standards Update No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2011, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the

U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We do not expect that ASU 2011-04 will have a material impact on our financial statements or related disclosures.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2011, we had current interest rate swaps with various banks pursuant to which the interest rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.3%. We also had $1.0 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.1%, of which $700 million and $300 million commence during the years ended December 31, 2012 and 2014, respectively. The fixed rates of the interest rate swaps are offset against the applicable London Interbank Offered Rate to determine the related interest expense. Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2011, based on the mark-to-market valuation, we would have paid approximately $63.3 million, including accrued interest, if we terminated these interest rate swaps. Our current interest rate swaps are scheduled to expire in the amounts of $600 million and $100 million during the years ending December 31, 2012 and 2014, respectively. See Notes 4 and 6 in our Notes to Consolidated Financial Statements.

Our interest rate exchange agreements and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2011 (all dollars in thousands).

	Senior Notes	Bank Credit Facility	Total
Expected Maturity:
January 1, 2012 to December 31, 2012	$—	$14,000	$14,000
January 1, 2013 to December 31, 2013	—	14,000	14,000
January 1, 2014 to December 31, 2014	—	14,000	14,000
January 1, 2015 to December 31, 2015	500,000	742,000	1,242,000
January 1, 2016 to December 31, 2016	—	152,000	152,000
Thereafter	—	561,000	561,000

Total	$500,000	$1,497,000	$1,997,000

Fair Value	$517,500	$1,435,993	$1,953,493

Weighted Average Interest Rate	8.5%	4.4%	5.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our option.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

March 21, 2012

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Amounts in thousands)
ASSETS
CURRENT ASSETS
Cash	$11,730	$33,123
Restricted cash and cash equivalents	—	6,153
Accounts receivable, net of allowance for doubtful accounts of $1,149 and $1,614	64,071	53,362
Accounts receivable — affiliates	—	28,784
Prepaid expenses and other current assets	7,463	10,573

Total current assets	83,264	131,995
Property, plant and equipment, net of accumulated depreciation of $1,096,334 and $965,681	808,370	776,498
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,215 and $37,266	532	2,481
Other assets, net of accumulated amortization of $19,378 and $15,033	22,326	27,227

Total assets	$2,287,345	$2,311,054

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$170,532	$131,186
Deferred revenue	33,525	31,840
Current portion of long-term debt	14,000	14,000

Total current liabilities	218,057	177,026
Long-term debt, less current portion	1,983,000	1,851,000
Other non-current liabilities	44,632	31,617

Total liabilities	2,245,689	2,059,643
Commitments and contingencies (Note 12)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S (DEFICIT) EQUITY
Capital contributions	94,344	344,214
Accumulated deficit	(202,688)	(242,803)

Total member’s (deficit) equity	(108,344)	101,411

Total liabilities, preferred members’ interest and member’s (deficit) equity	$2,287,345	$2,311,054

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Revenues	$874,760	$847,661	$833,843
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	351,922	354,011	340,632
Selling, general and administrative expenses	173,855	168,938	166,079
Management fee expense	15,452	15,775	15,487
Depreciation and amortization	143,999	131,733	119,159

Operating income	189,532	177,204	192,486
Interest expense, net	(111,509)	(112,106)	(112,474)
(Loss) gain on derivatives, net	(17,911)	(14,703)	16,717
Other expense, net	(2,136)	(2,230)	(5,000)

Net income	$57,976	$48,165	$91,729
Dividend to preferred member (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$39,976	$30,165	$73,729

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY

	Capital Contributions	Accumulated Deficit	Total
	(Amounts in thousands)
Balance, December 31, 2008	$632,121	$(349,844)	$282,277
Net income	—	91,729	91,729
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(295,235)	—	(295,235)
Capital contributions from parent	70,000	—	70,000
Other contributions from parent	112	—	112
Other	—	(140)	(140)

Balance, December 31, 2009	406,998	(276,255)	130,743
Net income	—	48,165	48,165
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(63,000)	3,151	(59,849)
Capital contributions from parent	—	—	—
Other contributions from parent	216	—	216
Other	—	136	136

Balance, December 31, 2010	344,214	(242,803)	101,411
Net income	—	57,976	57,976
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(250,700)	—	(250,700)
Other contributions from parent	133	—	133
Other	697	139	836

Balance, December 31, 2011	$94,344	$(202,688)	$(108,344)

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,976	$48,165	$91,729
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	143,999	131,733	119,159
Loss (gain) on derivatives, net	17,911	14,703	(16,717)
Amortization of deferred financing costs	4,345	3,992	3,560
Share-based compensation (Note 11)	697	1,305	1,189
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(10,709)	(4,431)	(2,260)
Accounts receivable — affiliates	28,785	54,959	13,653
Prepaid expenses and other assets	5,326	7,390	804
Accounts payable, accrued expenses and other current liabilities	28,074	(1,319)	3,374
Deferred revenue	1,685	172	1,241
Other non-current liabilities	(530)	(638)	(601)

Net cash flows provided by operating activities	$277,559	$256,031	$215,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(166,533)	$(141,347)	$(128,513)
Redemption of (investment in) restricted cash and cash equivalents (Note 2)	6,153	(6,153)	—

Net cash flows used in investing activities	$(160,380)	$(147,500)	$(128,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$505,900	$824,875	$444,000
Repayment of bank debt	(373,900)	(814,875)	(385,000)
Dividend payments on preferred members’ interest	(18,000)	(18,000)	(18,000)
Capital distributions to parent (Note 8)	(250,700)	(63,000)	(201,572)
Capital contributions from parent (Note 8)	—	—	70,000
Financing costs	(2,218)	(9,628)	—
Other financing activities — book overdrafts	346	(6,456)	128

Net cash flows used in financing activities	$(138,572)	$(87,084)	$(90,444)

Net (decrease) increase in cash	(21,393)	21,447	(3,826)
CASH, beginning of period	33,123	11,676	15,502

CASH, end of period	$11,730	$33,123	$11,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$107,504	$109,034	$112,264

NON-CASH TRANSACTIONS:
Exchange of cable systems with related party (Note 9)	$—	$—	$93,663

Capital expenditures accrued during the period	$9,131	$—	$—

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of us and our subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment and share-based compensation. Actual results could differ from those and other estimates.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements as of, and for the year ended December 31, 2011, during the fourth quarter of 2011, we identified and corrected errors in the manner in which we recorded fixed assets and the related depreciation expense on fixed assets purchased by MCC on behalf of our operating subsidiaries. Such capital expenditures and associated depreciation were recorded at MCC, whereas they were related to, and should have been incurred by, our operating subsidiaries. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously-issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised all affected periods. These non-cash errors impacted our financial position, statement of operations and cash flows for the comparative periods presented.

The following table presents the impact of the revision on our Consolidated Balance Sheets (amounts in thousands):

	As of December 31, 2010
	As Previously Reported	Adjustment	As Revised
Accounts receivable — affiliates	$46,430	$(17,646)	$28,784
Total current assets	149,641	(17,646)	131,995
Property, plant and equipment, gross	1,747,071	(4,892)	1,742,179
Accumulated depreciation	(969,583)	3,902	(965,681)
Property, plant and equipment, net	777,488	(990)	776,498
Total assets	2,329,690	(18,636)	2,311,054
Capital contributions	346,675	(2,461)	344,214
Accumulated deficit	(226,628)	(16,175)	(242,803)
Member’s deficit	120,047	(18,636)	101,411

The following table presents the impact of the revision on our Consolidated Statements of Operations (amounts in thousands):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$130,066	$1,667	$131,733	$116,048	$3,111	$119,159
Operating income	178,871	(1,667)	177,204	195,597	(3,111)	192,486
Net income	49,832	(1,667)	48,165	94,840	(3,111)	91,729
Net income applicable to member	31,832	(1,667)	30,165	76,840	(3,111)	73,729

The following table presents the impact of the revision on our Consolidated Statements of Cash Flows (amounts in thousands):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$49,832	$(1,667)	$48,165	$94,840	$(3,111)	$91,729
Depreciation and amortization expense	130,066	1,667	131,733	116,048	3,111	119,159
Changes in assets and liabilities	50,579	5,554	56,133	13,318	2,893	16,211
Net cash flows provided by operating activities	250,477	5,554	256,031	212,238	2,893	215,131
Capital expenditures	(135,793)	(5,554)	(141,347)	(125,620)	(2,893)	(128,513)
Net cash flows used in investing activities	(141,946)	(5,554)	(147,500)	(125,620)	(2,893)	(128,513)

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $24.9 million, $25.5 million and $25.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents represent funds pledged to insurance carriers as security under a master pledge and security agreement. Pledged funds are invested in short-term, highly liquid investments. We retained ownership of the pledged funds, and under the terms of the pledge and security agreement, we can withdraw any of the funds, with the restrictions removed from such funds, provided comparable substitute collateral is pledged to the insurance carriers.

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2011 and 2010, we capitalized approximately $4.3 million and $4.7 million, respectively of software development costs. Capitalized software had a net book value of $15.1 million and $10.9 million as of December 31, 2011 and 2010, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $20.9 million, $20.7 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2011, we held 497 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Based on the guidance outlined in ASC 350 we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one reporting unit for the purpose of applying ASC 350, Mediacom Broadband LLC.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2011, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

We could record impairments in the future if there are changes in the long-term fundamentals of our business, in general market conditions or in the regulatory landscape that could prevent us from recovering the carrying value of our long-lived intangible assets. The economic conditions affecting the U.S. economy, and how that may impact the fundamentals of our business, may have a negative impact on the fair values of the assets in our reporting unit.

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2011, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.9 million, $2.1 million and $2.1 million, respectively. Our estimated aggregate amortization expense for 2012 is $1.0 million.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2011 and 2010, respectively, (dollars in thousands):

Balance — December 31, 2009	$195,945
Acquisitions	—
Dispositions	—

Balance — December 31, 2010	$195,945
Acquisitions	—
Dispositions	—

Balance — December 31, 2011	$195,945

During the fourth quarter of 2009, we determined that goodwill and member’s equity were understated by $13.0 million during each of the interim periods due to an error in the accounting for the Asset Transfer (see Note 9), which occurred in the first quarter of 2009. We concluded that such amounts were not material to our interim financial statements for 2009, based on our consideration of quantitative and qualitative factors. We corrected this error in the fourth quarter of 2009.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

Segment Reporting

ASC 280 — Segment Reporting (“ASC 280”), requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters that represent operating segments within our service area. Each operating segment derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. Management evaluated the criteria for aggregation of the operating segments under ASC 280 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

Accounting for Derivative Instruments

We account for derivative instruments in accordance with ASC 815 — Derivatives and Hedging (“ASC 815”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Accounting for Asset Retirement

We adopted ASC 410 — Asset Retirement Obligations (“ASC 410”), on January 1, 2003. ASC 410 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We reviewed our asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as our rights-of-way under franchise agreements. Certain of our franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, we expect to renew our franchise or lease agreements. In the unlikely event that any franchise or lease agreement is not expected to be renewed, we would record an estimated liability. However, in determining the fair value of our asset retirement obligation under our franchise agreements, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of December 31, 2011 and 2010, the corresponding asset, net of accumulated amortization, was $0 and $0.1 million, respectively.

Accounting for Long-Lived Assets

In accordance with ASC 360 — Property, Plant and Equipment (“ASC 360”), we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

Programming Costs

We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheets and recognize such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

Share-based Compensation

Prior to the Going Private Transaction, we estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value was then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model required the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from our estimates, such amounts were recorded as a cumulative adjustment in the periods the estimates are revised. Actual results have differed from our estimates. See Note 11.

Recent Accounting Pronouncements

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

3.     PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and 2010, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2011	2010
Cable systems, equipment and subscriber devices	$1,793,501	$1,636,956
Vehicles	39,018	37,275
Buildings and leasehold improvements	28,432	27,762
Furniture, fixtures and office equipment	38,738	35,170
Land and land improvements	5,015	5,016

Property, plant and equipment, gross	$1,904,704	$1,742,179
Accumulated depreciation	(1,096,334)	(965,681)

Property, plant and equipment, net	$808,370	$776,498

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $144.0 million, $131.7 million, and $119.2 million, respectively. As of December 31, 2011 and 2010, we had no property under capitalized leases. We incurred gross interest costs of $113.5 million and $114.2 million for the years ended December 31, 2011 and 2010 respectively, of which $2.0 million and $2.1 million was capitalized as of December 31, 2011 and 2010 respectively. See Note 2.

4.     FAIR VALUE

As of December 31, 2011 and 2010, respectively, our financial assets and liabilities consisted of interest rate exchange agreements.

The tables below set forth our financial assets and liabilities measured at fair value, on a recurring basis, using a market-based approach at December 31, 2011. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2011, our interest rate exchange agreement liabilities, net, were valued at $63.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$63,273	$—	$63,273

Interest rate exchange agreements — liabilities, net	$—	$63,273	$—	$63,273

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

5.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses and other current liabilities consisted of the following as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011	December 31, 2010
Accrued programming costs	$23,370	$22,783
Accounts payable — non-affiliates	23,222	7,355
Liabilities under interest rate exchange agreements	20,036	17,970
Accrued taxes and fees	18,026	16,638
Accrued payroll and benefits	16,957	14,911
Accrued property, plant and equipment	15,586	6,455
Accounts payable — affiliates	15,143	6,544
Accrued interest	9,552	10,423
Other accrued expenses	9,440	8,493
Advance subscriber payments	8,554	9,331
Accrued service costs	7,041	6,830
Book overdrafts (1)	2,221	2,013
Accrued telecommunications costs	1,384	1,440

Accounts payable, accrued expenses and other current liabilities	$170,532	$131,186

(1)	Book overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our Consolidated Statement of Cash Flows.

6.     DEBT

As of December 31, 2011 and 2010, debt consisted of (dollars in thousands):

	December 31, 2011	December 31, 2010
Bank credit facility	$1,497,000	$1,365,000
8 1/2% senior notes due 2015	500,000	500,000

Total debt	$1,997,000	$1,865,000
Less: current portion	14,000	14,000

Total long-term debt	$1,983,000	$1,851,000

Bank Credit Facility

As of December 31, 2011, we maintained a $1.567 billion bank credit facility (the “credit facility”), comprising $1.351 billion of outstanding term loans and $216.0 million of revolving credit commitments, which had $146.0 million outstanding. As of December 31, 2011, the average interest rate on such outstanding debt, including the effect of our interest rate exchange agreements discussed below, was 4.4%, as compared to 4.9% as of the same date last year.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2011, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014, and remain at that level so long as any revolving credit commitments remain outstanding. For all periods through December 31, 2011, we were in compliance with all of the covenants under the credit agreement, and as of December 31, 2011, our total leverage ratio and interest coverage ratio were 4.1 to 1.0 and 2.7 to 1.0, respectively.

Revolving Credit Commitments

On November 10, 2011, we terminated our existing $430.3 million of revolving credit commitments and entered into an incremental facility agreement for $216.0 million of new revolving credit commitments (the “new revolver”). The new revolver expires on December 31, 2016 (or on July 31, 2014 if our existing Term Loan D under the credit facility remains outstanding on that date, or April 15, 2015 if our existing senior notes remain outstanding on that date).

Interest on the new revolver is payable based upon either the London Interbank Offered Rate (“LIBOR”) or the Prime rate, chosen at our discretion, plus a margin which is based on certain financial ratios, pursuant to the credit agreement governing the credit facility. Interest on outstanding revolver balances is payable at a floating rate equal to either LIBOR plus a margin ranging from 2.25% to 3.00%, or the Prime Rate plus a margin ranging from 1.25% to 2.00%. Commitment fees on the unused portion of the available revolving credit commitments are payable at a rate of 0.50% to 0.63%, based upon certain financial ratios.

As of December 31, 2011, we had $60.4 million of unused revolving credit commitments under the new revolver. As of the same date, all of our unused revolving credit commitments were able to be borrowed and used for general corporate purposes, after giving effect to $146.0 million of outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.

Term Loan D

In May 2006, we entered into an incremental facility agreement that provided for a new term loan (the “Term Loan D”) in the original principal amount of $800.0 million. The Term Loan D matures on January 31, 2015 and, since March 31, 2007, has been subject to quarterly reductions of 0.25% of the original principal amount, with a final payment at maturity representing 92.00% of the original principal amount. As of December 31, 2011, the outstanding balance under the Term Loan D was $760.0 million.

Interest on the Term Loan D is payable at a flat rate equal to either LIBOR or the Prime Rate, at our discretion, plus a margin which is based on certain financial ratios pursuant to the credit agreement. Interest on the Term Loan D is payable at a floating rate equal to either LIBOR plus a margin of 1.50% or 1.75%, or the Prime Rate plus a margin of 0.50% or 0.75%.

Term Loan F

In April 2010, we entered into an incremental facility agreement that provided for a new term loan (the “Term Loan F”) in the original principal amount of $600.0 million. The Term Loan F matures on October 23, 2017 and, since September 30, 2010, has been subject to quarterly reductions of 0.25% of the original principal amount, with a final payment at maturity representing 92.75% of the original principal amount. As of December 31, 2011, the outstanding balance under the Term Loan F was $591.0 million.

Interest on the Term Loan F is payable at a floating rate equal to either LIBOR plus a margin of 3.00%, or the Prime Rate plus a margin of 2.00%. Through April 2014, Term Loan F is subject to a minimum LIBOR of 1.50%, and a minimum Prime Rate of 2.50%.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011:

•

We had current interest rate swaps which fix the variable portion of $700 million of borrowings under the credit facility at a rate of 3.3%. Our current interest rate swaps are scheduled to expire in the amounts of $600 million and $100 million during the years ending December 31, 2012 and 2014, respectively; and

•

We had forward-starting interest rate swaps which will fix the variable portion of $1.0 billion of borrowings under the credit facility at a rate of 3.1%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $700 million and $300 million during the years ending December 31, 2012 and 2014, respectively.

The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $20.0 million and an accumulated long-term liability of $43.2 million. As of December 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $2.3 million, an accumulated current liability of $18.0 million and an accumulated long-term liability of $29.7 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded net losses on derivatives of $17.9 million and $14.7 million for the years ended December 31, 2011, and 2010, respectively. We recorded a net gain on derivatives of $16.7 million for the year ended December 31, 2009.

Senior Notes

In August 2005, we issued $200 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Notes”). In October 2006, we issued an additional $300 million aggregate principal amount of 8 1/2% Notes, thus extending the total amount of 8 1/2% Notes outstanding to $500 million.

As of December 31, 2011, we had $500 million of senior notes outstanding. Our senior notes are unsecured obligations and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of December 31, 2011, we were in compliance with all of the covenants under the indenture, and our debt to operating cash flow ratio was 5.8 to 1.0.

Debt Ratings

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a stable outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

There are no covenants, events of default, borrowing conditions or other terms in our credit agreement or senior note indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

As of December 31, 2011, the fair values of our senior notes and the credit facility are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$517,500

Bank credit facility	$1,435,993

The stated maturities of all debt outstanding as of December 31, 2011 are as follows (dollars in thousands):

2012	$14,000
2013	14,000
2014	14,000
2015	1,242,000
2016	152,000
Thereafter	561,000

Total	$1,997,000

7.    PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2011, 2010 and 2009, we paid in aggregate $18 million in cash dividends on the preferred equity.

8.     MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. For the year ended December 31, 2011, we made capital distributions to parent in cash of $250.7 million. See also Note 9. For the year ended December 31, 2010, we made capital distributions to parent in cash of $63.0 million. For the year ended December 31, 2009, we made capital distributions to parent of $295.2 million, comprising $201.6 million of cash distributions, and $93.6 million, net, of non-cash distributions. Substantially all of the non-cash distributions, net, to parent in 2009 represented the excess book value of the assets exchanged in the Asset Transfer Agreement (see Note 9). For the same period, we received capital contributions from parent amounting to $70.0 million all of which were paid in cash.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Deficit and the Consolidated Statements of Cash Flows. Non-cash transactions are reported on a net basis in the supplemental disclosures of cash flow information in the Consolidated Statements of Cash Flows.

9.     RELATED PARTY TRANSACTIONS

Management Agreements

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $15.5 million, $15.8 million and $15.5 million, respectively.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in us. See Notes 7 and 8 for a discussion of the transactions between Mediacom LLC and ourselves.

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

Asset Transfer Agreement with MCC and Mediacom LLC

On February 11, 2009, our operating subsidiaries executed an Asset Transfer Agreement (the “Transfer Agreement”) with MCC and certain of the operating subsidiaries of Mediacom LLC, pursuant to which we exchanged certain of our cable systems located in Illinois, which served approximately 42,200 basic subscribers, and a cash payment of $8.2 million for certain of Mediacom LLC’s cable systems located in Florida, Illinois, Iowa, Kansas, Missouri, and Wisconsin, which served approximately 45,900 basic subscribers (the “Asset Transfer”). We believe the Asset Transfer better aligned our customer base geographically, making our cable systems more clustered and allowing for more effective management, administration, controls and reporting of our field operations. The Asset Transfer was completed on February 13, 2009. No gain or loss was recorded on the Asset Transfer because we and Mediacom LLC are under common control.

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

The net assets of the cable systems we received as part of the Asset Transfer were accounted for as a transfer of businesses under common control in accordance with ASC 805. Under this method of accounting: (i) the net assets we received were recorded at Mediacom LLC’s carrying amounts; (ii) the net assets of the cable systems we transferred to Mediacom LLC and MCC were removed from our consolidated balance sheet at net book value on the transfer date; (iii) for the cable systems we received, we recorded their results of operations as if the transfer date was January 1, 2009; and (iv) for the cable systems we transferred to Mediacom LLC and MCC, we ceased recording those results of operations as of the transfer date.

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

At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC (the “Merger”), with MCC continuing as the surviving corporation, a private company that is wholly-owned by an entity controlled by Mr. Commisso. As a result of the Merger, among other things, each share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash.

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.

10.     EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled approximately $1.4 million for each of the years ended December 31, 2011, 2010 and 2009.

11.     SHARE-BASED COMPENSATION

Deferred Compensation

For the year ended December 31, 2011, we recorded $2.6 million of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, adjusted for the right to receive $8.75 in cash, based upon terms of the Merger Agreement. This amount also included the recognition of new, cash-based deferred compensation awarded in 2011 which has vesting attributes similar to the former share-based awards.

Share-based Compensation

Total share-based compensation for the years ended December 31, 2010 and 2009 (prior to the Going Private Transaction) was as follows (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Share-based compensation expense by type of award:
Employee stock options	$168	$150
Employee stock purchase plan	273	285
Restricted stock units	864	754

Total share-based compensation expense	$1,305	$1,189

Prior to the Going Private Transaction, MCC granted stock options to certain employees which conveyed to recipients the right to purchase shares of MCC’s Class A common stock at a specified strike price, upon vesting of the stock option award, but prior to the expiration date of that award. The awards were subject to annual vesting periods generally not exceeding 4 years from the date of grant. We estimated expected forfeitures based on historic voluntary termination behavior and trends of actual stock option forfeitures and recognized compensation costs for equity awards expected to vest. See Note 9 for a discussion of the Going Private Transaction.

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

We used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of ASC 718 apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment,” relating to ASC 718. We have applied the provisions of SAB No. 107.

MCC has elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

Valuation Assumptions

As required by ASC 718, we estimated the fair value of stock options and shares purchased under MCC’s employee stock purchase plan, using the Black-Scholes valuation model and the straight-line attribution approach, with the following weighted average assumptions:

	Employee Stock Option Plans Year Ended December 31,		Employee Stock Purchase Plans Year Ended December 31,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	60.0%	59.0%	61.3%	59.0%
Risk free interest rate	2.8%	2.9%	2.4%	2.6%
Expected option life (in years)	6.3	6.0	0.5	0.5

Expected volatility was based on a combination of implied and historical volatility of MCC’s Class A common stock. For the years ended December 31, 2010 and 2009, we elected the simplified method in accordance with SAB 107 and SAB 110 to estimate the option life of share-based awards. The simplified method was used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns of stock options. We have concluded that sufficient historical exercise data was not available. The risk free interest rate was based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate was based on trends in actual option forfeitures. The awards were subject to annual vesting periods not to exceed 6 years from the date of grant. The weighted average grant date fair value for each of the options granted during the years ended December 31, 2010 and 2009 was $2.81 and $2.25, respectively.

Restricted Stock Units

Prior to the Going Private Transaction, MCC granted restricted stock units (“RSUs”) to certain employees (the “participants”) in MCC’s Class A common stock. Awards of RSUs were valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards were subject to annual vesting periods generally not exceeding 4 years from the date of grant. We estimated expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The total value of RSUs vesting during the years ended December 31, 2010 and 2009 was $0.9 million and $0.3 million respectively. These grant date fair values were based upon the closing prices of $8.47 and $4.47 respectively.

Employee Stock Purchase Plan

Under MCC’s former employee stock purchase plan, all employees were allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. As a result of the Going Private Transaction, the employee stock purchase plan terminated in March 2011. Shares purchased by employees amounted to approximately 56,000 and 149,000 for the years ended December 31, 2011, and 2010, respectively. The net proceeds to us were approximately $0.3 million and $0.7 million for the years ended December 31, 2011 and 2010. As a result of the Going Private Transaction, this plan has terminated.

12.     COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of approximately $4.1 million, $3.8 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum annual rental payments as of December 31, 2011 are as follows (dollars in thousands):

2012	$3,076
2013	2,592
2014	2,201
2015	1,847
2016	1,261
Thereafter	2,698

Total	$13,675

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $5.4 million, $5.4 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Letters of Credit

As of December 31, 2011, $9.6 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period
December 31, 2009
Allowance for doubtful accounts:
Current receivables	$1,688	$2,350	$—	$2,785	$—	$1,253
December 31, 2010
Allowance for doubtful accounts:
Current receivables	$1,253	$1,937	$—	$1,576	$—	$1,614
December 31, 2011
Allowance for doubtful accounts:
Current receivables	$1,614	$3,676	$—	$4,141	$—	$1,149

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2011.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting. The revision of financial statement amounts described in Note 2 in our Notes to Consolidated Financial Statements is not deemed to constitute a material weakness of Mediacom Broadband LLC’s internal controls over financial reporting.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Mediacom Broadband LLC are being made only in accordance with authorizations of the management of Mediacom Broadband LLC; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Mediacom Broadband LLC’s assets that could have a material effect on the financial statements.

Because of Mediacom Broadband LLC’s inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2011, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2011.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2011, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (MBLLC) and Mediacom Broadband Corporation (MBC) are indicated below:

Name	Age	Position
Rocco B. Commisso	62	Chairman, Chief Executive Officer and Director of MCC and MBC; Chief Executive Officer of MBLLC
Mark E. Stephan	55	Executive Vice President, Chief Financial Officer and Director of MCC; Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	50	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	58	Senior Vice President, Programming and Human Resources and Director of MCC; Senior Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	63	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Calvin G. Craib	57	Senior Vice President, Corporate Finance of MCC, MBLLC and MBC
Brian M. Walsh	46	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	38	Senior Vice President, Customer Service and Financial Operations of MCC
Steve Litwer	59	Senior Vice President, Ad Sales for the OnMedia Division of MCC
David McNaughton	50	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	54	Senior Vice President, North Central Division of MCC
Dan Templin	48	Senior Vice President, Commercial Business of MCC
JR Walden	40	Senior Vice President, Technology of MCC
Vin Zachariah	41	Senior Vice President, Field Operations and Fulfillment of MCC

The following individuals were members of MCC’s board of directors during the period from January 1, 2011 to March 4, 2011, at which time their service on the board of directors ceased in accordance with the terms of the Merger Agreement: Mark E. Stephan, Thomas V. Reifenheiser, Natale S. Ricciardi, Robert L. Winikoff and Scott W. Seaton.

Rocco B. Commisso has 33 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 25 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 30 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications.

Italia Commisso Weinand has 35 years of experience in the cable industry, and has served as MCC’s Senior Vice President of Programming and Human Resources. Before joining MCC in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. For the past five years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center and the Emma Bowen Foundation. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 27 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Calvin G. Craib has 30 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Business Development since August 2001. He also assumed responsibility of Corporate Finance in June 2008. Prior to that time, Mr. Craib was MCC’s Vice President, Business Development since April 1999. Before joining MCC in April 1999, he served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 24 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 11 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India.

Steve Litwer has 20 years of experience with the cable industry, and has served as MCC’s Senior Vice President, Ad Sales for the OnMedia Division since April 2008. Prior to that time, he was MCC’s Group Vice President, Sales since the commencement of the ad sales division in 2001. Before joining MCC, Mr. Litwer served as Group Sales Director at AT&T and TCI Media Services from 1996 to 2001. Prior to that time, Mr. Litwer served in various management positions at cable systems, radio and broadcast TV stations.

David McNaughton has 24 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Consumer Services since May 2011. Before joining MCC, he was Senior Vice President and Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinatti Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he held senior management marketing positions at DirecTV, Nextel Communications, and AirTouch Cellular.

Ed Pardini has 29 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Divisional Operations for the North Central Division since April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 20 years of experience in the cable and telecommunications industries, and has served as MCC’s Senior Vice President, Mediacom Business since April 2011. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, he was Senior Vice President, Marketing and Product Management for SusCom from February 1999. Prior to that time, Mr. Templin served in a number of operations, product and marketing roles with Comcast and Jones Intercable.

JR Walden has 16 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

Vin V. Zachariah has 13 years of experience in the cable industry, and has served as MCC’s Senior Vice President of Field Operations and Fulfillment since December 2011. Prior to that time, he served as a consultant to MCC working on various initiatives for MCC’s Executive Vice President of Operations since March 2011. Before joining MCC, Mr. Zachariah served at Time Warner Cable as Regional Vice President of Operations from March 2009, Vice President/General Manager from May 2006, Vice President of Operations from April 2004 and Assistant to the Division President from January 2003. Prior to that time, Mr. Zachariah served in various financial positions with Global Signal Inc and Salomon Smith Barney. Mr. Zachariah served in the United States Air Force from June 1993 to August 1997.

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

At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC (the “Merger”), with MCC continuing as the surviving corporation, a private company that is wholly-owned by an entity controlled by Mr. Commisso. As a result of the Merger, among other things, each share of MCC’s common stock (other than shares held by Mr. Commisso and his affiliates) was converted into the right to receive promptly after the Merger $8.75 in cash.

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2011, MCC charged us $15.5 million of such management fees, approximately 1.8% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred equity investment from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2011, we paid an aggregate of $18 million in cash dividends on the preferred equity.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Audit fees	$400	$460
Audit-related fees	—	24
Tax fees	103	38
All other fees	—	—

Total	$503	$522

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

(b)    Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1	Asset Transfer Agreement, dated February 11, 2009, by and among MCC, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband LLC(1)
3.1	Certificate of Formation of Mediacom Broadband LLC(2)
3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(2)
3.3	Certificate of Incorporation of Mediacom Broadband Corporation(2)
3.4	By-Laws of Mediacom Broadband Corporation(2)
4.1	Indenture relating to 8 1/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)
10.1(a)	Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(4)
10.1(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(5)
10.1(c)	Amendment No. 2, dated as a May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)

Exhibit Number	Exhibit Description
10.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10.1(e)	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10.1(f)	Amendment No. 5, dated as of April 23, 2010, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10.1(g)	Amendment No. 6, dated as of November 10, 2011, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders
10.2	Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(6)
10.3	Incremental Facility Agreement, dated as of May 29, 2008, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(9)
10.4	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(8)
10.5	Incremental Facility Agreement, dated as of November 10, 2011, between the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
14.1	Code of Ethics(10)
21.1	Subsidiaries of Mediacom Broadband LLC
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation
101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of MCC and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of MCC and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of MCC and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of MCC and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of MCC and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom Broadband LLC and incorporated herein by reference.

(9)	Filed as an exhibit to the Current Report on Form 8-K, dated May 29, 2008, of Mediacom Broadband LLC and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c)    Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 21, 2012	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 21, 2012
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 21, 2012
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 21, 2012	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 21, 2012
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 21, 2012
Mark E. Stephan	(principal financial officer and principal accounting officer)

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