Form 10-Q
period 2012-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2012-05-11
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(845) 695-2600

(Registrants’ telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Note: As voluntary filers, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers  ☐        Accelerated filers  ☐        Non-accelerated filers  ☒        Smaller reporting companies  ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries (including Mediacom Broadband Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from existing and new competitors;

•	lower demand for our video, high-speed data and phone services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and other delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	our ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of our network and information systems, including those caused by natural disasters;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and

•	other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(Amounts in thousands)
ASSETS
CURRENT ASSETS
Cash	$9,869	$11,730
Accounts receivable, net of allowance for doubtful accounts of $736 and $1,149	63,650	64,071
Prepaid expenses and other current assets	11,152	7,463

Total current assets	84,671	83,264
Property, plant and equipment, net of accumulated depreciation of $1,129,388 and $1,096,334	805,950	808,370
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,675 and $39,215	72	532
Other assets, net of accumulated amortization of $19,487 and $19,378	20,784	22,326

Total assets	$2,284,330	$2,287,345

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$182,280	$170,532
Deferred revenue	33,683	33,525
Current portion of long-term debt	14,000	14,000

Total current liabilities	229,963	218,057
Long-term debt, less current portion	1,956,000	1,983,000
Other non-current liabilities	41,440	44,632

Total liabilities	2,227,403	2,245,689

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000

MEMBER’S DEFICIT
Capital contributions	94,451	94,344
Accumulated deficit	(187,524)	(202,688)

Total member’s deficit	(93,073)	(108,344)

Total liabilities, preferred members’ interest and member’s deficit	$2,284,330	$2,287,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
Revenues	$221,200	$215,656
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,309	89,985
Selling, general and administrative expenses	43,982	42,194
Management fee expense	3,460	3,997
Depreciation and amortization	37,429	35,304

Operating income	46,020	44,176
Interest expense, net	(27,937)	(27,425)
Gain on derivatives, net	1,907	7,372
Other expense, net	(326)	(808)

Net income	$19,664	$23,315
Dividend to preferred members	4,500	4,500

Net income applicable to members	$15,164	$18,815

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$19,664	$23,315
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	37,429	35,304
Gain on derivatives, net	(1,907)	(7,372)
Amortization of deferred financing costs	1,202	792
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	421	4,127
Accounts receivable—affiliates	—	(14,215)
Prepaid expenses and other assets	(3,385)	(3,348)
Accounts payable, accrued expenses and other current liabilities	17,748	21,865
Deferred revenue	158	284
Other non-current liabilities	(83)	(86)

Net cash flows provided by operating activities	$71,247	$60,666

INVESTING ACTIVITIES:
Capital expenditures	$(34,513)	$(37,650)
Change in accrued property, plant and equipment	(8,019)	—
Redemption of restricted cash and cash equivalents	—	6,153

Net cash flows used in investing activities	$(42,532)	$(31,497)

FINANCING ACTIVITIES:
New borrowings of bank debt	$52,500	$210,000
Repayment of bank debt	(79,500)	(14,500)
Dividend payments on preferred members’ interest	(4,500)	(4,500)
Capital distributions to parent	—	(245,000)
Other financing activities—book overdrafts	924	(17)

Net cash flows used in financing activities	$(30,576)	$(54,017)

Net decrease in cash	(1,861)	(24,848)

CASH, beginning of period	11,730	33,123

CASH, end of period	$9,869	$8,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$16,111	$16,469

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2012.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.1 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements as of, and for the year ended December 31, 2011, during the fourth quarter of 2011, we identified and corrected errors in the manner in which we recorded fixed assets and the related depreciation expense on fixed assets purchased by MCC on behalf of our operating subsidiaries. Such capital expenditures and associated depreciation were recorded at MCC, whereas they were related to, and should have been incurred by, our operating subsidiaries. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously-issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have revised all affected periods. These non-cash errors impacted our statement of operations and cash flows for the comparative periods presented.

The following table presents the impact of the revision on our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31, 2011
	As
	Previously		As
	Reported	Adjustment	Revised
Depreciation and amortization expense	$35,212	$92	$35,304
Operating income	44,268	(92)	44,176
Net income	23,407	(92)	23,315
Net income applicable to member	18,907	(92)	18,815

The following table presents the impact of the revision on our Consolidated Statements of Cash Flows (amounts in thousands):

	Three Months Ended March 31, 2011
	As
	Previously		As
	Reported	Adjustment	Revised
Net income	$23,407	$(92)	$23,315
Depreciation and amortization expense	35,212	92	35,304
Changes in assets and liabilities	7,689	938	8,627
Net cash flows provided by operating activities	59,728	938	60,666

Capital expenditures	(36,712)	(938)	(37,650)
Net cash flows used in investing activities	(30,559)	(938)	(31,497)

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We adopted ASU 2011-04 on January 1, 2012. ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 on January 1, 2012. ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2012, our interest rate exchange agreement liabilities, net, were valued at $61.4 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$61,367	$—	$61,367

Interest rate exchange agreements—liabilities, net	$—	$61,367	$—	$61,367

As of December 31, 2011, our interest rate exchange agreement liabilities, net, were valued at $63.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$63,273	$—	$63,273

Interest rate exchange agreements—liabilities, net	$—	$63,273	$—	$63,273

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $21.2 million and an accumulated long-term liability of $40.1 million. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $20.0 million and an accumulated long-term liability of $43.2 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $1.9 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Cable systems, equipment and subscriber devices	$1,824,171	$1,793,501
Furniture, fixtures and office equipment	40,125	38,738
Vehicles	37,548	39,018
Buildings and leasehold improvements	28,475	28,432
Land and land improvements	5,019	5,015

Property, plant and equipment, gross	1,935,338	1,904,704
Accumulated depreciation	(1,129,388)	(1,096,334)

Property, plant and equipment, net	$805,950	$808,370

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Accounts payable—non-affiliates	$25,924	$23,222
Accrued programming costs	24,291	23,370
Liabilities under interest rate exchange agreements	21,238	20,036
Accounts payable—affiliates	20,782	15,143
Accrued interest	20,175	9,552
Accrued taxes and fees	16,218	18,026
Accrued payroll and benefits	14,359	16,957
Advance subscriber payments	9,002	8,554
Accrued service costs	8,438	7,041
Accrued property, plant and equipment	7,567	15,586
Book overdrafts (1)	3,038	2,221
Accrued telecommunications costs	1,174	1,384
Other accrued expenses	10,074	9,440

Accounts payable, accrued expenses and other current liabilities	$182,280	$170,532

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of March 31, 2012 and December 31, 2011, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2012	2011
Bank credit facility	$1,470,000	$1,497,000
8 1/2% senior notes due 2015	500,000	500,000

Total debt	$1,970,000	$1,997,000
Less: current portion	14,000	14,000

Total long-term debt	$1,956,000	$1,983,000

Bank Credit Facility

As of March 31, 2012, we maintained a $1.564 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016;

•	$758.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015; and

•	$589.5 million of outstanding Term Loan F borrowings, which mature on October 23, 2017.

As of March 31, 2012, we had $82.9 million of unused revolving credit commitments, all of which were able to be borrowed and used for general corporate purposes, after giving effect to $122.5 million of outstanding loans and $10.6 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014. For all periods through March 31, 2012, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 4.3 to 1.0 and 2.6 to 1.0, respectively.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2012, and 2011. As of March 31, 2012:

•	We had current interest rate swaps which fixed the variable portion of $700 million of borrowings under the credit facility at a rate of 3.3%. Our current interest rate swaps are scheduled to expire in the amounts of $600 million and $100 million during the years ending December 31, 2012 and 2014, respectively; and

•	We had forward-starting interest rate swaps which will fix the variable portion of $1.0 billion of borrowings under the credit facility at a rate of 3.1%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $700 million and $300 million during the years ending December 31, 2012 and 2014, respectively.

As of March 31, 2012, the average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.5%, as compared to 4.2% as of the same date last year.

Senior Notes

As of March 31, 2012, we had $500 million of senior notes outstanding. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of March 31, 2012, we were in compliance with all of the covenants under the indenture, and as of the same date, our debt to operating cash flow ratio was 5.9 to 1.0.

Debt Ratings

Our future access to the debt markets, and the terms and conditions we receive, are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3, with a stable outlook, by Moody’s, and B-, with a stable outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

As of March 31, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

8 1/2% senior notes due 2015	$516,250

Bank credit facility	$1,443,470

7. MEMBER’S DEFICIT

Going Private Transaction

On November 12, 2010, MCC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCC, JMC Communications LLC (“JMC”) and Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, who was also the sole member and manager of JMC, for the purpose of taking MCC private (the “Going Private Transaction”).

At a special meeting of stockholders on March 4, 2011, MCC’s stockholders voted to adopt the Merger Agreement. On the same date, JMC was merged with and into MCC, with MCC continuing as the surviving corporation, a private company that is wholly-owned by an entity controlled by Mr. Commisso (the “Merger”).

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under our revolving credit facility and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.

8. PREFERRED MEMBERS’ INTEREST

Mediacom LLC has a $150 million preferred membership investment in us, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended March 31, 2012 and 2011, we paid $4.5 million in cash dividends on the preferred membership interest.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees for the three months ended March 31, 2012 and 2011 amounted to approximately $3.5 million and $4.0 million, respectively.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, Mediacom Communications Corporation or its subsidiaries (other than us).

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of March 31, 2012, we served approximately 591,000 video customers, 489,000 HSD customers and 189,000 phone customers, aggregating 1.27 million primary service units (“PSUs”).

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses. If such losses were to continue, we may experience future annual declines in video revenues. We expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, including video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”).

Our residential HSD service competes primarily with local telephone companies, such as AT&T and CenturyLink. Such companies compete with our HSD product by offering digital subscriber line (“DSL”) services. In our markets, widely-available DSL service is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3 Mbps to 105Mbps. We believe we will continue to increase HSD revenues through future growth in residential HSD customers and customers taking higher speed tiers.

Our residential phone service competes with local telephone companies that offer a product substantially similar to ours, and with cellular phone services offered by national wireless providers. We expect to face pricing pressure for our phone service, which may partially or fully offset greater revenues resulting from continuing growth of residential phone customers.

Certain local telephone companies, including AT&T and Verizon, have deployed fiber-based networks which allow for a triple play bundle that is comparable to ours. As of March 31, 2011, based on internal estimates, approximately 11% of our cable systems actively competed with these local telephone companies.

Our commercial video, HSD and phone services face similar competition to our comparable residential services. Historically, local telephone companies have been in a better position to offer HSD services to businesses, as their networks tend to be more developed in commercial areas. However, we have recently increased our efforts to offer and market a more complete array of products and services suited to businesses, and continue to extend our distribution network further into business districts in the cities and towns we serve. Our enterprise networks business faces competition from local telephone companies and other carriers, such as metro and regional fiber providers. We believe we will continue to increase business services revenues through increasing our commercial HSD, phone and, to a lesser extent, video customer base, and continued growth of our enterprise networks business, including fees for cell tower backhaul.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues may increase for the full year 2012, as this is an election year.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to our residential video customers, which vary according to the level of service and equipment taken, and revenue from the sale of VOD content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

HSD

HSD revenues primarily represent monthly subscription fees charged to our residential HSD customers, which vary according to the level of HSD service taken.

Phone

Phone revenues primarily represent monthly subscription fees charged to our residential phone customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large sized businesses for our scalable, fiber-based enterprise networks products and services, which include wireless telephone providers for cell tower backhaul.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under our programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the direct costs related to providing and maintaining services to our customers. Significant service costs include: video programming expenses; HSD service costs, including bandwidth connectivity; phone service costs, including leased circuits and long distance; costs related to our enterprise networks business; employee costs for technical personnel who maintain our cable network, perform customer installation activities and provide customer support; network operations center costs, including employee costs; and field operating costs, including the use of outside contractors, vehicle, utility and pole rental expenses.

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the cost of our programming, which we believe will continue to grow due to the increasing demands of large programmers. Our HSD and phone service costs fluctuate depending on the level of investments we make in our cable systems, and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses include: wages and related expenses for our call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt expense; billing costs; advertising and marketing expenses; and general office administration costs. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

Management Fee Expense

Management fee expense reflects compensation paid to MCC for the performance of services it provides our operating subsidiaries in accordance with management agreements between MCC and our operating subsidiaries.

Service costs, selling, general and administrative expenses, and management fee expenses exclude depreciation and amortization, which is presented separately.

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

Actual Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Revenues	$221,200	$215,656	$5,544	2.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,309	89,985	324	0.4%
Selling, general and administrative expenses	43,982	42,194	1,788	4.2%
Management fee expense	3,460	3,997	(537)	(13.4%)
Depreciation and amortization	37,429	35,304	2,125	6.0%

Operating income	46,020	44,176	1,844	4.2%
Interest expense, net	(27,937)	(27,425)	(512)	1.9%
Gain on derivatives, net	1,907	7,372	(5,465)	(74.1%)
Other expense, net	(326)	(808)	482	(59.7%)

Net income	$19,664	$23,315	$(3,651)	(15.7%)

OIBDA	$83,449	$79,480	$3,969	5.0%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
OIBDA	$83,449	$79,480	$3,969	5.0%
Depreciation and amortization	(37,429)	(35,304)	(2,125)	6.0%

Operating income	$46,020	$44,176	$1,844	4.2%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2012 and 2011 (dollars in thousands, except per customer and per unit data):

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Video	$118,051	$123,137	$(5,086)	(4.1%)
HSD	55,389	49,782	5,607	11.3%
Phone	16,520	16,755	(235)	(1.4%)
Business services	19,385	14,827	4,558	30.7%
Advertising	11,855	11,155	700	6.3%

Total	$221,200	$215,656	$5,544	2.6%

	March 31,		Increase
	2012	2011	(Decrease)	% Change
Video customers	591,000	654,000	(63,000)	(9.6%)
HSD customers	489,000	469,000	20,000	4.3%
Phone customers	189,000	175,000	14,000	8.0%

Primary service units (PSUs)	1,269,000	1,298,000	(29,000)	(2.2%)
Digital customers	436,000	421,000	15,000	3.6%

Revenue generating units	1,705,000	1,719,000	(14,000)	(0.8%)

Average total monthly revenue per video customer (1)	$124.23	$109.17	$15.06	13.8%
Average total monthly revenue per PSU (2)	$58.68	$55.40	$3.28	5.9%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 2.6%, primarily due to higher HSD and business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 13.8% to $124.23, and average total monthly revenue per PSU increased 5.9% to $58.68.

Video revenues declined 4.1%, as lower revenues resulting from video customer losses were partly offset by higher unit pricing. During the three months ended March 31, 2012, we lost 5,000 video customers, compared to a loss of 9,000 in the prior year period. As of March 31, 2012, we served 591,000 video customers, or 38.8% of our estimated homes passed. As of the same date, 73.8% of our video customers were digital customers, and 44.3% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 11.3%, largely a result of higher unit pricing and, to a much lesser extent, an increased HSD customer base. During the three months ended March 31, 2012, we gained 21,000 HSD customers, compared to an increase of 10,000 in the prior year period. As of March 31, 2012, we served 489,000 HSD customers, or 32.1% of our estimated homes passed.

Phone revenues were 1.4% lower, as lower unit pricing was mostly offset by a larger phone customer base. During the three months ended March 31, 2012, we gained 9,000 phone customers, compared to no change in phone customers in the prior year period. As of March 31, 2012, we served 189,000 phone customers, or 12.4% of our estimated homes passed.

Business services revenues rose 30.7%, largely due to greater revenues from our enterprise networks business, principally for cell tower backhaul and, to a lesser extent, an increase in commercial HSD and phone customers.

Advertising revenues were 6.3% higher, principally due to higher levels of national and, to a lesser extent, local political advertising.

Costs and Expenses

Service costs increased 0.4%, primarily due to greater employee and, to a lesser extent, higher field operating costs, mostly offset by significantly lower phone service costs. Employee costs rose 13.6%, principally due to greater employee compensation resulting from higher staffing levels and increased connect activity. Field operating costs grew 5.9%, largely as a result of a greater use of outside contractors, offset in part by favorable insurance adjustments. Phone service costs fell 36.7%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Service costs as a percentage of revenues were 40.8% and 41.7% for the three months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 4.2%, principally as a result of higher marketing costs. Marketing costs rose 18.1%, primarily due to higher employee compensation resulting from increased business services marketing staffing levels, and greater spending on market research, television advertising and direct mail marketing. Selling, general and administrative expenses as a percentage of revenues were 19.9% and 19.6% for the three months ended March 31, 2012 and 2011, respectively.

Management fee expense decreased 13.4%, reflecting lower overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.9% for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization increased 6.0%, largely a result of the depreciation of shorter-lived customer premise equipment and certain investments related to our internal phone service platform.

OIBDA

OIBDA grew 5.0%, primarily due to greater revenues and constrained growth in service costs, offset in part by higher selling, general and administrative expenses.

Operating Income

Operating income was 4.2% higher, as the growth in OIBDA was partly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 1.9%, as higher average outstanding indebtedness was mostly offset by a lower average cost of debt.

Gain on Derivatives, Net

As of March 31, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.7 billion, of which $1.0 billion are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $1.9 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively.

Other Expense, Net

Other expense, net, was $0.3 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, other expense, net, consisted of $0.2 million of revolving credit commitment fees and $0.1 million of other fees. During the three months ended March 31, 2011, other expense, net, consisted of $0.5 million of revolving credit commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $19.7 million for the three months ended March 31, 2012, compared to $23.3 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

Overview

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. Our liquidity requirements in the foreseeable future include scheduled term loan amortization of $10.5 million during the remainder of 2012 and $14.0 million in each of the years ending December 31, 2013 and 2014, and $122.5 million of outstanding loans under our revolving credit facility, which is scheduled to expire on December 31, 2016.

As of March 31, 2012, our sources of liquidity included $9.9 million of cash on hand and $82.9 million of unused and available lines under our revolving credit facility. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the foreseeable future.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $71.2 million for the three months ended March 31, 2012, primarily due to OIBDA of $83.4 million and, to a much lesser extent, the $14.9 million net change in our operating assets and liabilities, offset in part by interest expense of $27.9 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $17.7 million, offset in part by an increase in prepaid expenses and other assets of $3.4 million.

Net cash flows provided by operating activities were $60.7 million for the three months ended March 31, 2011, primarily due to OIBDA of $79.5 million and, to a much lesser extent, the $8.6 million net change in our operating assets and liabilities, offset in part by interest expense of $27.4 million. The net change in our operating assets and liabilities was largely a result of a increase in accounts payable, accrued expenses and other current liabilities of $21.9 million and, to a much lesser extent, a decrease in accounts receivable, net, of $4.1 million, offset in part by an increase in accounts receivable from affiliates of $14.2 million and, to a lesser extent, an increase in prepaid expenses and other assets of $3.3 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $42.5 million for the three months ended March 31, 2012, compared to $31.5 million in the prior year period. The $11.0 million increase in net cash flows used in investing activities was due to a $8.0 million net change in accrued property, plant and equipment and a $6.2 million redemption of restricted cash and cash equivalents in the prior year period, offset in part by a $3.2 million decrease in capital expenditures. The decrease in capital expenditures largely reflects reduced outlays for investments in our phone and HSD service platforms, offset in part by increases in capital labor resulting from greater connect activity, and greater investments in our enterprise networks business.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $30.6 million for the three months ended March 31, 2012, primarily due to net borrowings of $27.0 million under the credit facility and, to a much lesser extent, dividend payments on preferred members’ interest of $4.5 million, offset in part by book overdrafts of $0.9 million.

Net cash flows used in financing activities were $54.0 million for the three months ended March 31, 2011, primarily due to capital distributions to MCC of $245.0 million, which were mainly funded by net borrowings of $195.5 million under the credit facility. The capital distributions to MCC included a distribution to partially fund the Going Private Transaction. See Note 7 in our Notes to Consolidated Financial Statements.

Capital Structure

As of March 31, 2012, our total indebtedness was $1.970 billion, of which approximately 61% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2012, we paid cash interest of $16.1 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2012, we maintained a $1.564 billion credit facility (the “credit facility”), comprising $1.348 billion of term loans with maturities ranging from January 2015 to October 2017, and a $216.0 million revolving credit facility, which is scheduled to expire on December 31, 2016. As of the same date, we had $82.9 million of unused lines under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $122.5 million of outstanding loans and $10.6 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2012, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2012, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.3%. As of the same date, we also had $1.0 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.1%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility as of March 31, 2012 and 2011 were 4.5% and 4.2%, respectively.

Senior Notes

As of March 31, 2012, we had $500.0 million of outstanding senior notes, all of which mature in October 2015. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through March 31, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2011.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2012.

Inflation and Changing Prices

Our costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to customers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2012.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of March 31, 2012.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 11, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 11, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Notes to Consolidated Financial Statements