Form 10-Q
period 2012-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2012-08-13
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

This Quarterly Report on Form 10-Q is for the three months ended June 30, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries (including Mediacom Broadband Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from existing and new competitors;

•	lower demand for our residential and business services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and other delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	our ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of our network and information systems, including those caused by natural disasters;

•	our reliance on certain intellectual properties;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$9,749	$11,730
Accounts receivable, net of allowance for doubtful accounts of $1,370 and $1,149	55,290	64,071
Accounts receivable - affiliates	1,721	—
Prepaid expenses and other current assets	12,439	7,463

Total current assets	79,199	83,264
Property, plant and equipment, net of accumulated depreciation of $1,163,691 and $1,096,334	806,847	808,370
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,740 and $39,215	7	532
Other assets, net of accumulated amortization of $20,698 and $19,378	20,031	22,326

Total assets	$2,278,937	$2,287,345

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$158,652	$170,532
Deferred revenue	33,949	33,525
Current portion of long-term debt	14,000	14,000

Total current liabilities	206,601	218,057
Long-term debt, less current portion	1,959,000	1,983,000
Other non-current liabilities	41,472	44,632

Total liabilities	2,207,073	2,245,689
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000
MEMBER’S DEFICIT
Capital contributions	95,623	94,344
Accumulated deficit	(173,759)	(202,688)

Total member’s deficit	(78,136)	(108,344)

Total liabilities, preferred members’ interest and member’s deficit	$2,278,937	$2,287,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(Amounts in thousands)
Revenues	$223,884	$219,758	$445,084	$435,415
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,593	89,125	180,902	179,111
Selling, general and administrative expenses	44,064	43,052	88,046	85,246
Management fee expense	3,625	3,663	7,085	7,660
Depreciation and amortization	37,672	35,972	75,101	71,277

Operating income	47,930	47,946	93,950	92,121
Interest expense, net	(28,505)	(28,228)	(56,442)	(55,652)
(Loss) gain on derivatives, net	(841)	(11,577)	1,066	(4,205)
Other expense, net	(327)	(374)	(653)	(1,182)

Net income	$18,257	$7,767	$37,921	$31,082
Dividend to preferred members	4,500	4,500	9,000	9,000

Net income applicable to members	$13,757	$3,267	$28,921	$22,082

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$37,921	$31,082
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	75,101	71,277
(Gain) loss on derivatives, net	(1,066)	4,205
Amortization of deferred financing costs	2,413	2,133
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,781	(2,473)
Accounts receivable - affiliates	(1,721)	8,718
Prepaid expenses and other assets	(4,935)	1,435
Accounts payable, accrued expenses and other current liabilities	(6,651)	12,991
Deferred revenue	424	1,374
Other non-current liabilities	(51)	(170)

Net cash flows provided by operating activities	$110,216	$130,572

INVESTING ACTIVITIES:
Capital expenditures	$(73,210)	$(75,285)
Change in accrued property, plant and equipment	(7,867)	—
Redemption of restricted cash and cash equivalents	—	6,153

Net cash flows used in investing activities	$(81,077)	$(69,132)

FINANCING ACTIVITIES:
New borrowings	$123,500	$250,000
Repayment of borrowings	(147,500)	(80,400)
Dividend payments on preferred members’ interest	(9,000)	(9,000)
Capital contributions from parent	18,500	—
Capital distributions to parent	(16,125)	(245,000)
Other financing activities - book overdrafts	(495)	(691)

Net cash flows used in financing activities	$(31,120)	$(85,091)

Net decrease in cash	(1,981)	(23,651)
CASH, beginning of period	11,730	33,123

CASH, end of period	$9,749	$9,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$53,769	$54,023

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.2 million and $6.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $12.3 million and $12.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the impact of the revision on our three month ended Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$35,876	$96	$35,972
Operating income	48,042	(96)	47,946
Net income	7,863	(96)	7,767
Net income applicable to member	3,363	(96)	3,267

The following table presents the impact of the revision on our six month ended Consolidated Statements of Operations (dollars in thousands):

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$71,089	$188	$71,277
Operating income	92,309	(188)	92,121
Net income	31,270	(188)	31,082
Net income applicable to member	22,270	(188)	22,082

The following table presents the impact of the revision on our six month ended Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$31,270	$(188)	$31,082
Depreciation and amortization expense	71,089	188	71,277
Changes in assets and liabilities	20,044	1,831	21,875
Net cash flows provided by operating activities	128,741	1,831	130,572

Capital expenditures	(73,454)	(1,831)	(75,285)
Net cash flows used in investing activities	(67,301)	(1,831)	(69,132)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Intangibles - Goodwill and Other (Topic 350). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently assessing the potential impact that the adoption of ASU 2012-02 will have on our consolidated financial statements.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2012, our interest rate exchange agreement liabilities, net, were valued at $62.2 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$62,208	$—	$62,208

Interest rate exchange agreements - liabilities, net	$—	$62,208	$—	$62,208

As of December 31, 2011, our interest rate exchange agreement liabilities, net, were valued at $63.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$63,273	$—	$63,273

Interest rate exchange agreements - liabilities, net	$—	$63,273	$—	$63,273

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $22.1 million and an accumulated long-term liability of $40.1 million. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $20.0 million and an accumulated long-term liability of approximately $43.3 million. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net loss on derivatives of $0.8 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $1.1 million and a net loss of $4.2 million for the six months ended June 30, 2012 and 2011, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Cable systems, equipment and subscriber devices	$1,857,748	$1,793,501
Furniture, fixtures and office equipment	41,655	38,738
Vehicles	37,550	39,018
Buildings and leasehold improvements	28,566	28,432
Land and land improvements	5,019	5,015

Property, plant and equipment, gross	1,970,538	1,904,704
Accumulated depreciation	(1,163,691)	(1,096,334)

Property, plant and equipment, net	$806,847	$808,370

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Accounts payable - non-affiliates	$27,291	$23,222
Accrued programming costs	24,317	23,370
Liabilities under interest rate exchange agreements	22,079	20,036
Accrued taxes and fees	20,397	18,026
Accrued payroll and benefits	16,076	16,957
Accrued interest	9,824	9,552
Advance subscriber payments	8,903	8,554
Accrued service costs	7,955	7,041
Accrued property, plant and equipment	7,719	15,586
Book overdrafts (1)	2,816	2,221
Accrued telecommunications costs	1,206	1,384
Accounts payable - affiliates	—	15,143
Other accrued expenses	10,069	9,440

Accounts payable, accrued expenses and other current liabilities	$158,652	$170,532

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2012 and December 31, 2011, our debt consisted of (dollars in thousands):

	June 30, 2012	December 31, 2011
Bank credit facility	$1,473,000	$1,497,000
8 1/2% senior notes due 2015	500,000	500,000

Total debt	$1,973,000	$1,997,000
Less: current portion	14,000	14,000

Total long-term debt	$1,959,000	$1,983,000

Bank Credit Facility

As of June 30, 2012, we maintained a $1.560 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016;

•	$756.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015; and

•	$588.0 million of outstanding Term Loan F borrowings, which mature on October 23, 2017.

As of June 30, 2012, we had $76.4 million of unused revolving credit commitments, all of which were able to be borrowed and used for general corporate purposes, after giving effect to $129.0 million of outstanding loans and $10.6 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014. For all periods through June 30, 2012, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 4.2 to 1.0 and 2.5 to 1.0, respectively.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, June 30, 2012, and 2011. As of June 30, 2012:

•

We had current interest rate swaps which set the variable portion of $700 million of borrowings under the credit facility at a rate of 3.3%. Our current interest rate swaps are scheduled to expire in the amounts of $400 million and $300 million during the years ending December 31, 2012 and 2014, respectively; and

•

We had forward-starting interest rate swaps which will fix the variable portion of $800 million of borrowings under the credit facility at a rate of 2.9%. Our forward-starting interest rate swaps are scheduled to commence in the amounts of $500 million and $300 million during the years ending December 31, 2012 and 2014, respectively.

As of June 30, 2012, the average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.4%, as compared to 4.3% as of the same date last year.

Senior Notes

As of June 30, 2012, we had $500 million of senior notes outstanding, which are due in October 2015. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of June 30, 2012, we were in compliance with all of the covenants under the indenture and, as of the same date, our debt to operating cash flow ratio was 5.8 to 1.0.

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

Fair Value

As of June 30, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

8 1/2% senior notes due 2015	$513,750

Bank credit facility	$1,443,600

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

8. PREFERRED MEMBERS’ INTEREST

Mediacom LLC has a $150 million preferred membership investment in us, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended June 30, 2012 and 2011, we paid $4.5 million in cash dividends on the preferred membership interest. During each of the six months ended June 30, 2012 and 2011, we paid $9.0 million in cash dividends on the preferred membership interest.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees amounted to $3.6 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively, and $7.1 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us).

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

In accordance with ASU 2010-28, we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of June 30, 2012, we served approximately 579,000 video customers, 493,000 HSD customers and 193,000 phone customers, aggregating 1.27 million primary service units (“PSUs”).

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

Our performance has been affected by general economic conditions and by the competition we face. We believe high unemployment levels and weakness in the housing sector and consumer spending have, in part, contributed to lower connect activity for all of our services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

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

Certain local telephone companies, including AT&T and Verizon, have deployed fiber-based networks which allow for a triple play bundle that is comparable to ours. As of June 30, 2012, based on internal estimates, approximately 11% of our cable systems actively competed with these local telephone companies.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are generally sensitive to the political election cycle, and we believe advertising revenues will increase for the full year 2012, as this is an election year.

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

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large sized businesses for our scalable, fiber-based enterprise networks products and services, which include wireless telephone providers for their cell tower backhaul requirements.

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

Actual Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$223,884	$219,758	$4,126	1.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	90,593	89,125	1,468	1.6%
Selling, general and administrative expenses	44,064	43,052	1,012	2.4%
Management fee expense	3,625	3,663	(38)	(1.0%)
Depreciation and amortization	37,672	35,972	1,700	4.7%

Operating income	47,930	47,946	(16)	(0.0%)
Interest expense, net	(28,505)	(28,228)	(277)	1.0%
Loss on derivatives, net	(841)	(11,577)	10,736	NM
Other expense, net	(327)	(374)	47	(12.6%)

Net income	$18,257	$7,767	$10,490	NM

OIBDA	$85,602	$83,918	$1,684	2.0%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
OIBDA	$85,602	$83,918	$1,684	2.0%
Depreciation and amortization	(37,672)	(35,972)	(1,700)	4.7%

Operating income	$47,930	$47,946	$(16)	(0.0%)

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2012 and 2011 (dollars in thousands, except per customer and per unit data):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Video	$117,542	$123,254	$(5,712)	(4.6%)
HSD	56,710	52,161	4,549	8.7%
Phone	16,642	16,486	156	0.9%
Business services	20,323	15,737	4,586	29.1%
Advertising	12,667	12,120	547	4.5%

Total	$223,884	$219,758	$4,126	1.9%

	June 30,		Increase (Decrease)	% Change
	2012	2011
Video customers	579,000	634,000	(55,000)	(8.7%)
HSD customers	493,000	470,000	23,000	4.9%
Phone customers	193,000	177,000	16,000	9.0%

Primary service units (PSUs)	1,265,000	1,281,000	(16,000)	(1.2%)
Digital customers	442,000	415,000	27,000	6.5%

Revenue generating units	1,707,000	1,696,000	11,000	0.6%

Average total monthly revenue per video customer (1)	$127.57	$113.75	$13.82	12.1%
Average total monthly revenue per PSU (2)	$58.90	$56.81	$2.09	3.7%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 1.9%, primarily due to higher business services and HSD revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 12.1% to $127.57, and average total monthly revenue per PSU increased 3.7% to $58.90.

Video revenues declined 4.6%, mainly due to video customer losses, offset in part by higher unit pricing. During the three months ended June 30, 2012, we lost 12,000 video customers, compared to 20,000 in the prior year period. As of June 30, 2012, we served 579,000 video customers, or 38.9% of our estimated homes passed. As of the same date, 76.3% of our video customers were digital customers, and 45.3% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 8.7%, largely as a result of higher unit pricing and, to a lesser extent, an increased HSD customer base. During the three months ended June 30, 2012, we gained 4,000 HSD customers, compared to an increase of 1,000 in the prior year period. As of June 30, 2012, we served 493,000 HSD customers, or 33.1% of our estimated homes passed.

Phone revenues were 0.9% higher, as a larger phone customer base was mostly offset by lower unit pricing. During the three months ended June 30, 2012, we gained 4,000 phone customers, compared to an increase of 2,000 in the prior year period. As of June 30, 2012, we served 193,000 phone customers, or 13.0% of our estimated homes passed.

Business services revenues rose 29.1%, mainly due to a larger customer base for our enterprise networks business, principally for cell tower backhaul and, to a lesser extent, an increase in commercial HSD and phone customers.

Advertising revenues were 4.5% higher, principally due to higher levels of political advertising.

Costs and Expenses

Service costs increased 1.6%, primarily due to greater field operating and HSD service costs, offset in part by lower utilities, phone service and programming expenses. Field operating costs grew 17.4%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease and cable location expenses, offset in part by lower vehicle fuel costs. HSD service costs rose 30.2%, mainly due to greater bandwidth, maintenance and connectivity costs. Utilities expenses were 9.5% lower, primarily due to a reduction in electric utility costs and, to a lesser extent, pole rental expenses. Phone service costs fell 9.6%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Programming costs decreased 0.3%, largely as a result of a lower number of video customers, mostly offset by higher contractual rates charged by our programming vendors and greater retransmission consent fees. Service costs as a percentage of revenues were 40.5% and 40.6% for the three months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 2.4%, principally due to higher marketing costs, offset in part by lower bad debt and taxes and fees. Employee marketing costs were 20.8% higher, largely as a result of increased business services marketing and direct sales staffing levels. Non-employee marketing costs increased 12.0%, primarily due to costs related to our rebranding and greater spending on direct mail market research and radio and internet advertising. Bad debt fell by 9.3%, mainly due to a lower number of written-off accounts. Taxes and fees decreased 3.7%, principally as a result of lower franchise fees and property taxes. Selling, general and administrative expenses as a percentage of revenues were 19.7% and 19.6% for the three months ended June 30, 2012 and 2011, respectively.

Management fee expense decreased 1.0%, reflecting lower overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.7% for the three months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization increased 4.7%, largely as a result of the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 2.0%, primarily due to greater revenues, offset in part by higher service costs and selling, general and administrative expenses.

Operating Income

Operating income was essentially flat, as higher depreciation and amortization was mostly offset by the growth in OIBDA.

Interest Expense, Net

Interest expense, net, increased 1.0%, as a higher average cost of debt was mostly offset by lower average outstanding indebtedness.

Loss on Derivatives, Net

As of June 30, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.5 billion, of which $800 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $0.8 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively.

Other Expense, Net

Other expense, net, was $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, other expense, net, consisted of $0.2 million of revolving credit commitment fees and $0.1 million of other fees. During the three months ended June 30, 2011, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $18.3 million for the three months ended June 30, 2012, compared to $7.8 million for the three months ended June 30, 2011.

Actual Results of Operations

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues	$445,084	$435,415	$9,669	2.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	180,902	179,111	1,791	1.0%
Selling, general and administrative expenses	88,046	85,246	2,800	3.3%
Management fee expense	7,085	7,660	(575)	(7.5%)
Depreciation and amortization	75,101	71,277	3,824	5.4%

Operating income	93,950	92,121	1,829	2.0%
Interest expense, net	(56,442)	(55,652)	(790)	1.4%
Gain (loss) on derivatives, net	1,066	(4,205)	5,271	NM
Other expense, net	(653)	(1,182)	529	(44.8%)

Net income	$37,921	$31,082	$6,839	22.0%

OIBDA	$169,051	$163,398	$5,653	3.5%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
OIBDA	$169,051	$163,398	$5,653	3.5%
Depreciation and amortization	(75,101)	(71,277)	(3,824)	5.4%

Operating income	$93,950	$92,121	$1,829	2.0%

Revenues

The table below sets forth our revenues for the six months ended, June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Video	$235,593	$246,391	$(10,798)	(4.4%)
HSD	112,099	101,944	10,155	10.0%
Phone	33,162	33,241	(79)	(0.2%)
Business services	39,708	30,564	9,144	29.9%
Advertising	24,522	23,275	1,247	5.4%

Total	$445,084	$435,415	$9,669	2.2%

Revenues increased 2.2%, primarily due to higher HSD and business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 12.8% to $126.26, and average total monthly revenue per PSU increased 5.0% to $59.13.

Video revenues declined 4.4%, as video customer losses were partly offset by higher unit pricing. During the six months ended June 30, 2012, we lost 17,000 video customers, compared to a loss of 29,000 in the prior year period.

HSD revenues grew 10.0%, largely as a result of higher unit pricing and, to a much lesser extent, an increased HSD customer base. During the six months ended June 30, 2012, we gained 25,000 HSD customers, compared to an increase of 11,000 in the prior year period.

Phone revenues declined 0.2%, as lower unit pricing was mostly offset by a larger phone customer base. During the six months ended June 30, 2012, we gained 13,000 phone customers, compared to an increase of 2,000 in the prior year period.

Business services revenues rose 29.9%, mainly due to a larger customer base for our enterprise networks business, principally for cell tower backhaul and, to a lesser extent, an increase in commercial HSD and phone customers.

Advertising revenues rose 5.4%, principally due to higher levels of political advertising.

Costs and Expenses

Service costs increased 1.0%, primarily due to greater field and employee operating costs, mostly offset by lower phone service expenses. Field operating costs grew 13.5%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher cable location and fiber lease costs, offset in part by favorable insurance adjustments and lower vehicle costs. Employee costs increased 7.5%, principally due to higher staffing levels and unfavorable employee benefit and insurance adjustments. Phone service expenses fell 25.7%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Service costs as a percentage of revenues were 40.6% and 41.1% for the six months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 3.3%, principally as a result of higher marketing costs. Employee marketing costs were 26.3% higher, largely as a result of increased business services marketing and direct sales staffing levels. Non-employee marketing costs increased 11.4%, primarily due to costs related to our rebranding and greater spending on direct mail, market research and television and radio advertising. Selling, general and administrative expenses as a percentage of revenues were 19.8% and 19.6% for the six months ended June 30, 2012 and 2011, respectively.

Management fee expense decreased 7.5%, reflecting lower overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.8% for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization increased 5.4%, largely as a result of the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 3.5%, primarily due to greater revenues, offset in part by higher selling, general and administrative expenses and service costs.

Operating Income

Operating income was 2.0% higher, as the growth in OIBDA was partly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 1.4%, as a higher average cost of debt was mostly offset by lower average outstanding indebtedness.

Gain (Loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $1.1 million for the six months ended June 30, 2012, and a net loss on derivatives of $4.2 million for the six months ended June 30, 2011.

Other Expense, Net

Other expense, net, was $0.7 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, other expense, net, consisted of $0.4 million of revolving credit commitment fees and $0.3 million of other fees. During the six months ended June 30, 2011, other expense, net, consisted of $0.8 million of revolving credit facility commitment fees and $0.4 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $37.9 million for the six months ended June 30, 2012, compared to $31.1 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. Our liquidity requirements in the foreseeable future include scheduled term loan amortization of $7.0 million during the remainder of 2012 and $14.0 million in each of the years ending December 31, 2013 and 2014, and $129.0 million of outstanding loans under our revolving credit facility, which is scheduled to expire on December 31, 2016.

As of June 30, 2012, our sources of liquidity included $9.7 million of cash on hand and $76.4 million of unused and available lines under our revolving credit facility. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the foreseeable future.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $110.2 million for the six months ended June 30, 2012, primarily due to OIBDA of $169.1 million, offset in part by interest expense of $56.4 million and, to a much lesser extent, the $4.2 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $6.7 million, an increase in prepaid expenses and other assets of $4.9 million and, an increase in accounts receivable from affiliates of $1.7 million, largely offset by a decrease in accounts receivable, net, of $8.8 million.

Net cash flows provided by operating activities were $130.6 million for the six months ended June 30, 2011, primarily due to OIBDA of $163.4 million and, to a much lesser extent, the $21.9 million net change in our operating assets and liabilities, offset in part by interest expense of $55.7 million. The net change in our operating assets and liabilities was largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $13.0 million and a decrease in accounts receivable from affiliates of $8.7 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $81.1 million for the six months ended June 30, 2012, compared to $69.1 million in the prior year period. The $12.0 million increase in net cash flows used in investing activities was due to a $7.9 million net change in accrued property, plant and equipment and a $6.2 million redemption of restricted cash and cash equivalents in the prior year period, offset in part by a $2.1 million decrease in capital expenditures. The decrease in capital expenditures largely reflects reduced outlays for investments in our phone and HSD service platforms, offset in part by greater investments in our enterprise networks business and our ongoing digital transition.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $31.1 million for the six months ended June 30, 2012, primarily due to net repayments of $24.0 million under the credit facility, capital distributions to MCC of $16.1 million and dividend payments on preferred members’ interest of $9.0 million, offset in part by capital contributions from MCC of $18.5 million.

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

Capital Structure

As of June 30, 2012, our total indebtedness was $1.973 billion, of which approximately 61% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2012, we paid cash interest of $53.8 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2012, we maintained a $1.560 billion credit facility (the “credit facility”), comprising $1.344 billion of term loans with maturities ranging from January 2015 to October 2017, and a $216.0 million revolving credit facility, which is scheduled to expire on December 31, 2016. As of the same date, we had $76.4 million of unused lines under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $129.0 million of outstanding loans and $10.6 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2012, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2012, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.3%. As of the same date, we also had $800 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility as of June 30, 2012 and 2011 were 4.4% and 4.3%, respectively.

Senior Notes

As of June 30, 2012, we had $500.0 million of outstanding senior notes, all of which mature in October 2015. Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through June 30, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit, which has negative equity carrying value. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2012.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of June 30, 2012.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 10, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 10, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements