Form 10-Q
period 2012-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2012-11-09
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

This Quarterly Report on Form 10-Q is for the three months ended September 30, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries (including Mediacom Broadband Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

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

PART I

ITEM  1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213,137	$11,730
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,149	60,261	64,071
Accounts receivable - affiliates	1,278	—
Prepaid expenses and other current assets	11,373	7,463

Total current assets	286,049	83,264
Property, plant and equipment, net of accumulated depreciation of $1,195,887 and $1,096,334	811,864	808,370
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,742 and $39,215	5	532
Other assets, net of accumulated amortization of $21,082 and $19,378	31,034	22,326

Total assets	$2,501,805	$2,287,345

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$175,696	$170,532
Deferred revenue	34,598	33,525
Current portion of long-term debt	16,000	14,000

Total current liabilities	226,294	218,057
Long-term debt, less current portion	2,249,654	1,983,000
Other non-current liabilities	39,615	44,632

Total liabilities	2,515,563	2,245,689

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 8)	150,000	150,000

MEMBER’S DEFICIT
Capital contributions	(377)	94,344
Accumulated deficit	(163,381)	(202,688)

Total member’s deficit	(163,758)	(108,344)

Total liabilities, preferred members’ interest and member’s deficit	$2,501,805	$2,287,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$223,865	$220,244	$668,949	$655,660
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,176	88,566	270,078	267,677
Selling, general and administrative expenses	45,964	44,872	134,010	130,117
Management fee expense	3,450	3,414	10,535	11,075
Depreciation and amortization	37,645	35,578	112,746	106,855

Operating income	47,630	47,814	141,580	139,936
Interest expense, net	(29,904)	(27,897)	(86,346)	(83,549)
(Loss) gain on derivatives, net	(6)	(17,159)	1,060	(21,363)
Loss on early extinguishment of debt	(2,376)	—	(2,376)	—
Other expense, net	(458)	(456)	(1,111)	(1,641)

Net income	$14,886	$2,302	$52,807	$33,383
Dividend to preferred members	4,500	4,500	13,500	13,500

Net income (loss) applicable to members	$10,386	$(2,198)	$39,307	$19,883

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$52,807	$33,383
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	112,746	106,855
(Gain) loss on derivatives, net	(1,060)	21,363
Loss on early extinguishment of debt	501	—
Amortization of deferred financing costs	3,746	3,249
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,810	(4,355)
Accounts receivable - affiliates	(1,278)	28,784
Prepaid expenses and other assets	(3,621)	(5,405)
Accounts payable, accrued expenses and other current liabilities	4,850	29,918
Deferred revenue	1,073	1,426
Other non-current liabilities	(78)	(253)

Net cash flows provided by operating activities	$173,496	$214,965

INVESTING ACTIVITIES:
Capital expenditures	$(116,001)	$(113,782)
Change in accrued property, plant and equipment	(5,513)	—
Redemption of restricted cash and cash equivalents	—	6,153

Net cash flows used in investing activities	$(121,514)	$(107,629)

FINANCING ACTIVITIES:
New borrowings of bank debt	$373,000	$290,900
Repayment of bank debt	(329,500)	(158,900)
Issuance of senior notes	300,000	—
Redemption of senior notes	(74,846)	—
Dividend payments on preferred members’ interest	(13,500)	(13,500)
Capital contributions from parent	18,500	—
Capital distributions to parent	(112,125)	(250,700)
Financing costs	(12,955)	—
Other financing activities - book overdrafts	851	(1,161)

Net cash flows provided by (used in) financing activities	$149,425	$(133,361)

Net increase (decrease) in cash	201,407	(26,025)

CASH and CASH EQUIVALENTS, beginning of period	11,730	33,123

CASH and CASH EQUIVALENTS, end of period	$213,137	$7,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$71,224	$70,185

NON-CASH TRANSACTIONS-INVESTING:
Capital expenditures accrued during the period	$—	$6,869

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.1 million and $6.2 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $18.4 million and $18.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents the impact of the revision on our three month ended Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$35,503	$75	$35,578
Operating income	47,889	(75)	47,814
Net income	2,377	(75)	2,302
Net income applicable to member	(2,123)	(75)	(2,198)

The following table presents the impact of the revision on our nine month ended Consolidated Statements of Operations (dollars in thousands):

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	$106,592	$263	$106,855
Operating income	140,199	(263)	139,936
Net income	33,646	(263)	33,383
Net income applicable to member	20,146	(263)	19,883

The following table presents the impact of the revision on our nine month ended Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised
Net income	$33,646	$(263)	$33,383
Depreciation and amortization expense	106,592	263	106,855
Changes in assets and liabilities	48,284	1,831	50,115
Net cash flows provided by operating activities	213,134	1,831	214,965
Capital expenditures	(111,951)	(1,831)	(113,782)
Net cash flows used in investing activities	(105,798)	(1,831)	(107,629)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets; (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk; (iii) premiums or discounts in fair value measurement; (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance will be effective for us as of January 1, 2012. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2012, our interest rate exchange agreement liabilities, net, were valued at $62.2 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$62,212	$—	$62,212

Interest rate exchange agreements - liabilities, net	$—	$62,212	$—	$62,212

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

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $23.9 million in accounts payable, accrued expenses and other current liabilities and an accumulated long-term liability of $38.3 million in other non-current liabilities. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $20.0 million in accounts payable, accrued expenses and other current liabilities and an accumulated long-term liability of $43.2 million in other non-current liabilities. As a result of the mark-to-market valuations on these interest rate exchange agreements, our net loss on derivatives was $0 for the three months ended September 30, 2012, compared to a net loss on derivatives of $17.2 million for the three months ended September 30, 2011. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $1.1 million for the nine months ended September 30, 2012, compared to a net loss on derivatives of $21.4 million for the nine months ended September 30, 2011.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Cable systems, equipment and subscriber devices	$1,892,034	$1,793,501
Furniture, fixtures and office equipment	43,418	38,738
Vehicles	38,660	39,018
Buildings and leasehold improvements	28,604	28,432
Land and land improvements	5,035	5,015

Property, plant and equipment, gross	$2,007,751	$1,904,704
Accumulated depreciation	(1,195,887)	(1,096,334)

Property, plant and equipment, net	$811,864	$808,370

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Accounts payable - non-affiliates	$34,196	$23,222
Liabilities under interest rate exchange agreements	23,914	20,036
Accrued programming costs	23,539	23,370
Accrued interest	19,302	9,552
Accrued taxes and fees	17,230	18,026
Accrued payroll and benefits	15,247	16,957
Accrued property, plant and equipment	10,073	15,586
Advance subscriber payments	9,801	8,554
Accrued service costs	8,246	7,041
Book overdrafts (1)	4,168	2,221
Accounts payable - affiliates	—	15,143
Accrued telecommunications costs	1,472	1,384
Other accrued expenses	8,508	9,440

Accounts payable, accrued expenses and other current liabilities	$175,696	$170,532

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows from financing activities in our Consolidated Statements of Cash Flows.

6. DEBT

As of September 30, 2012 and December 31, 2011, our debt consisted of (dollars in thousands):

	September 30, 2012	December 31, 2011
Bank credit facility	$1,540,500	$1,497,000
8 1/2% senior notes due 2015	425,154	500,000
6 3/8% senior notes due 2023	300,000	—

Total debt	$2,265,654	$1,997,000
Less: current portion	16,000	14,000

Total long-term debt	$2,249,654	$1,983,000

Bank Credit Facility

As of September 30, 2012, we maintained a $1.757 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments (the “revolver”), which expire on December 31, 2016;

•	$754.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015;

•	$586.5 million of outstanding Term Loan F borrowings, which mature on October 23, 2017; and

•	$200.0 million of outstanding Term Loan G borrowings, which mature on January 20, 2020.

As of September 30, 2012, we had no outstanding balance under the revolver and $205.4 million of unused commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $10.6 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014. For all periods through September 30, 2012, we were in compliance with all of the covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.4 to 1.0, respectively.

Term Loan G

On August 20, 2012, our operating subsidiaries entered into an amended and restated credit agreement that replaced the prior credit agreement in its entirety and provided for a new term loan (“Term Loan G”) under the credit facility in the principal amount of $200.0 million. We borrowed the full amount of such term loan on the same date. Net proceeds from Term Loan G of $192.3 million, after giving effect to financing costs of $7.7 million, were used to repay all outstanding balances under the revolver, without any reduction in our revolving credit commitments, and to fund a $70.0 million capital distribution to parent.

Borrowings under Term Loan G bear interest at a floating rate or rates equal to, at our discretion, the Prime rate plus a margin of 2.00%, or the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%, subject to a minimum LIBOR of 1.00%. Term Loan G matures on January 20, 2020, and, beginning December 31, 2012, is subject to quarterly reductions of $0.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $185.5 million, representing 92.75% of the original principal amount.

The amended and restated credit agreement also contained certain amendments to a number of terms and conditions, including restricted payments, excess cash recapture, asset sales and acquisitions, that will only become effective upon the approval of these amendments by the requisite lenders in the credit facility. Pursuant to the amended and restated credit agreement, all lenders under the revolver and Term Loan G, representing about 24% of lenders in the credit facility, have accepted such amended terms and conditions.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2012 and 2011. As of September 30, 2012:

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

As of September 30, 2012, the average interest rate on outstanding borrowings under the credit facility, including the effect of these interest rate swaps, was 4.5%, as compared to 4.3% as of the same date last year.

Senior Notes

As of September 30, 2012, we had $725.2 million of senior notes outstanding, comprising $425.2 million of 8 1/2% senior notes due October 2015 (the “8 1/2% Notes”) and $300.0 million of 6 3/8% senior notes due April 2023 (the “6 3/8% Notes”). Our senior notes are unsecured obligations, and each of the respective indentures governing our senior notes (the “indentures”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of September 30, 2012, we were in compliance with all of the covenants under the indentures and, as of the same date, our debt to operating cash flow ratio was 6.6 to 1.0.

8 1/2% Notes

On August 14, 2012, we commenced a cash tender offer (the “Tender Offer”) for up to $300.0 million of our outstanding 8 1/2% Notes, and we increased the Tender Offer to $350.0 million on August 20, 2012. The Tender Offer expired on September 12, 2012, and holders who tendered their 8 1/2% Notes on August 27, 2012 (the “Early Tender Date”) were entitled to an early tender premium of $20.00 per $1,000.00 principal amount of Notes (the “Early Tender Premium”). Holders of the 8 1/2% Notes that accepted the Early Tender Premium received $1,022.50, plus an amount equal to accrued interest, payable in cash, for each $1,000 principal amount of Notes accepted for payment. Holders who tendered their Notes after the Early Tender Date, but before the expiration time, received $1,002.50, plus an amount equal to accrued interest, payable in cash, for each $1,000 principal amount of Notes accepted for payment.

Pursuant to the Tender Offer, on August 28, 2012 and September 12, 2012, we purchased $74.8 million in aggregate principal amount of 8 1/2% Notes, of which $73.8 million received the Early Tender Premium. The accrued interest paid on such notes was $2.4 million. The Tender Offer was funded with proceeds from the 6 3/8% Notes. As a result of the Tender Offer, we recorded in our consolidated statements of operations a loss on early extinguishment of debt of $2.4 million for the three and nine months ended September 30, 2012. This amount included $1.7 million of net proceeds paid above par as a result of the Early Tender Premium, $0.5 million of unamortized deferred financing costs and $0.2 million of bank and other professional fees.

On September 14, 2012, we announced the redemption of any 8 1/2% Notes that remained outstanding following the expiration of the Tender Offer (the “Redemption”). In accordance with the redemption provisions of the indenture governing the 8 1/2% Notes, the remaining 8 1/2% Notes were redeemed on October 15, 2012 at a price equal to $1,014.17 for each $1,000 principal amount outstanding. See Note 12 for a discussion of the Redemption.

6 3/8% Notes

On August 28, 2012, we issued the 6 3/8% Notes in the aggregate principal amount of $300.0 million. The 6 3/8% Notes are unsecured obligations, and the indenture governing these notes is substantially similar to the indenture governing our existing 8 1/2% Notes. Net proceeds from the 6 3/8% Notes of $294.7 million, after giving effect to $5.3 million of financing costs, were used to fund the purchase of $74.8 million of 8 1/2% Notes and a $26.0 million capital distribution to parent, with the balance for general corporate purposes. As a percentage of par value, the 6 3/8% Notes are redeemable at 103.188% commencing April 1, 2018, 102.125% commencing April 1, 2019, 101.063% commencing April 1, 2020 and at par value commencing April 1, 2021.

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

Fair Value

As of September 30, 2012, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

8 1/2% senior notes due 2015	$431,871
6 3/8% senior notes due 2023	300,000

$731,871

Bank credit facility	$1,515,117

As of December 31, 2011, the fair values of our senior notes and outstanding debt under the credit facility (using Level 2 inputs) were as follows (dollars in thousands):

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

The Going Private Transaction required funding of approximately $381.5 million, including related transaction expenses, and was funded, in part, by capital distributions to MCC from us, consisting of $200.0 million of borrowings under the revolver and $45.0 million of cash on hand. The balance was funded by Mediacom LLC, another wholly-owned subsidiary of MCC.

8. PREFERRED MEMBERS’ INTEREST

Mediacom LLC has a $150 million preferred membership investment in us, which has a 12% annual cash dividend, payable quarterly. During each of the three months ended September 30, 2012 and 2011, we paid $4.5 million in cash dividends on the preferred membership interest. During each of the nine months ended September 30, 2012 and 2011, we paid $13.5 million in cash dividends on the preferred membership interest.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees amounted to $3.5 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $10.5 million and $11.1 million for the nine months ended September 30, 2012 and 2011, respectively.

We had capital contributions from parent of $18.5 million for the nine months ended September 30, 2012.

We had capital distributions to parent of $112.1 million and $250.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2012.

12. SUBSEQUENT EVENTS

On October 15, 2012, we redeemed $425.2 million in aggregate principal amount of our 8 1/2% Notes, representing the entire outstanding balance of such notes. In accordance with the redemption provisions of the indenture governing the 8 1/2% Notes, these notes were redeemed at a price equal to $1,014.17 for each $1,000 principal amount outstanding, for an aggregate redemption price of $431.2 million. The Redemption was funded with $203.1 million of cash and cash equivalents, borrowings of $132.1 million under the revolver and a $96.0 million capital contribution from our parent, MCC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of September 30, 2012, we served approximately 567,000 video customers, 501,000 HSD customers and 189,000 phone customers, aggregating 1.26 million primary service units (“PSUs”).

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, which we believe has contributed to video customer losses in our markets. Our programming costs, particularly for sports and local broadcast programming, have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with weak economic conditions, has contributed to further video customer losses and, if such losses were to continue, we may experience future annual declines in video revenues. We expect to partially offset such declines through higher average unit pricing and greater penetration of our advanced video services, including video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”).

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

Certain local telephone companies, including AT&T and Verizon, have deployed fiber-based networks which allow for a triple play bundle that is comparable to ours. As of September 30, 2012, based on internal estimates, approximately 11% of our cable systems actively competed with these local telephone companies.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are sensitive to the political election cycle, and we believe advertising revenues will increase for the full year 2012, as this is an election year.

Recent Developments

In August 2012, we issued a new term loan in the aggregate principal amount of $200 million under our existing bank credit facility (the “credit facility”) and new 6 3/8% senior notes in the aggregate principal amount of $300 million (together, the “financings”). In September 2012, we used the proceeds of the financings to purchase $74.8 million of our 8 1/2% senior notes due 2015 (the “8 1/2% Notes”) through a cash tender offer, and in October 2012, we redeemed the remaining $425.2 million of 8 1/2% Notes (the “Redemption”). For more information, see “— Liquidity and Capital Resources — Capital Structure — Financing Activities” and Notes 6 and 12 in our Notes to Consolidated Financial Statements.

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

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large sized businesses, including wireless providers for cell tower backhaul, for our scalable, fiber-based enterprise networks products and services.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under our programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs are for: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business; technical personnel who maintain our cable network, perform customer installation activities and provide customer support; our network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for our regional fiber networks.

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of our programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD and phone service costs fluctuate depending on the level of investments we make in our cable systems and the resulting operational efficiencies. In June 2011, we completed a transition to an internal phone service platform, which greatly reduced our phone service expenses. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that our service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses are for: our call center, customer service marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that our selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

Service costs and selling, general and administrative expenses exclude depreciation and amortization, which is presented separately.

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

Actual Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended September 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenues	$223,865	$220,244	$3,621	1.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	89,176	88,566	610	0.7%
Selling, general and administrative expenses	45,964	44,872	1,092	2.4%
Management fee expense	3,450	3,414	36	1.1%
Depreciation and amortization	37,645	35,578	2,067	5.8%

Operating income	47,630	47,814	(184)	(0.4%)
Interest expense, net	(29,904)	(27,897)	(2,007)	7.2%
Loss on derivatives, net	(6)	(17,159)	17,153	NM
Loss on early extinguishment of debt	(2,376)	—	(2,376)	NM
Other expense, net	(458)	(456)	(2)	0.4%

Net income	$14,886	$2,302	$12,584	NM

OIBDA	$85,275	$83,392	$1,883	2.3%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
OIBDA	$85,275	$83,392	$1,883	2.3%
Depreciation and amortization	(37,645)	(35,578)	(2,067)	5.8%

Operating income	$47,630	$47,814	$(184)	(0.4%)

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2012 and 2011 (dollars in thousands, except per customer and per unit data):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Video	$114,519	$119,884	$(5,365)	(4.5%)
HSD	56,250	53,239	3,011	5.7%
Phone	16,962	17,011	(49)	(0.3%)
Business services	21,634	18,054	3,580	19.8%
Advertising	14,500	12,056	2,444	20.3%

Total	$223,865	$220,244	$3,621	1.6%

	September 30,		Increase/ (Decrease)
	2012	2011		% Change
Video customers	567,000	612,000	(45,000)	(7.4%)
HSD customers	501,000	467,000	34,000	7.3%
Phone customers	189,000	179,000	10,000	5.6%

Primary service units (PSUs)	1,257,000	1,258,000	(1,000)	(0.1%)
Digital customers	445,000	403,000	42,000	10.4%

Revenue generating units	1,702,000	1,661,000	41,000	2.5%

Average total monthly revenue per video customer (1)	$130.23	$117.84	$12.39	10.5%
Average total monthly revenue per PSU (2)	$59.18	$57.83	$1.35	2.3%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 1.6%, primarily due to higher business services, HSD and advertising revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 10.5% to $130.23, and average total monthly revenue per PSU increased 2.3% to $59.18.

Video revenues declined 4.5%, mainly due to residential video customer losses, offset in part by higher unit pricing. During the three months ended September 30, 2012, we lost 12,000 video customers, compared to 22,000 in the prior year period. As of September 30, 2012, we served 567,000 video customers, or 38.1% of our estimated homes passed. As of the same date, 78.5% of our video customers were digital customers, and 46.3% of our digital customers were taking our DVR and/or HDTV services.

HSD revenues grew 5.7%, principally due to a greater residential HSD customer base and, to a lesser extent, higher unit pricing. During the three months ended September 30, 2012, we gained 8,000 HSD customers, compared to a loss of 3,000 in the prior year period. As of September 30, 2012, we served 501,000 HSD customers, or 33.6% of our estimated homes passed.

Phone revenues were 0.3% lower, largely a result of lower unit pricing, mostly offset by a greater residential phone customer base. During the three months ended September 30, 2012, we lost 4,000 phone customers, compared to an increase of 2,000 in the prior year period. As of September 30, 2012, we served 189,000 phone customers, or 12.7% of our estimated homes passed.

Business services revenues rose 19.8%, primarily due to an increase in commercial HSD and phone customers and greater revenues from our enterprise networks business, principally for cell tower backhaul.

Advertising revenues were 20.3% higher, principally due to higher levels of political and, to a lesser extent, automotive advertising.

Costs and Expenses

Service costs increased 0.7%, primarily due to greater field operating, and to a lesser extent, phone and HSD service costs, offset in part by lower programming and, to a lesser extent, utilities expenses. Field operating costs grew 18.9%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease and equipment maintenance expenses. Phone service costs rose 19.9%, primarily due to a larger phone customer base. HSD service costs increased 18.8%, principally due to a larger HSD customer base and, to a lesser extent, increased bandwidth usage and maintenance agreements. Programming costs decreased 1.9%, mainly due to a lower video customer base, mostly offset by higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees. Utilities expenses were 12.0% lower, primarily due to a reduction in electric utility and, to a lesser extent, pole rental expenses. Service costs as a percentage of revenues were 39.8% and 40.2% for the three months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 2.4%, primarily due to higher employee costs, offset in part by lower bad debt expense. Employee costs increased 9.2%, largely as a result of increased business services marketing and, to a lesser extent, customer service and direct sales staffing levels. Bad debt expense was 5.9% lower, principally due to a lower number of written-off accounts. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 20.4% for the three months ended September 30, 2012 and 2011, respectively.

Management fee expense increased 1.1%, reflecting higher overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.5% and 1.6% for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization increased 5.8%, largely as a result of the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 2.3%, primarily due to greater revenues, offset in part by higher selling, general and administrative expenses and service costs.

Operating Income

Operating income decreased 0.4%, as higher depreciation and amortization was mostly offset by the growth in OIBDA.

Interest Expense, Net

Interest expense, net, increased 7.2%, due to greater average outstanding indebtedness and a higher average cost of debt.

Loss on Derivatives, Net

As of September 30, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.5 billion, of which $800 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $0 for the three months ended September 30, 2012, compared to a net loss on derivatives of $17.2 million for the three months ended September 30, 2011.

Other Expense, Net

Other expense, net, was $0.5 million for each of the three months ended September 30, 2012 and 2011. During the three months ended September 30, 2012, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.2 million of other fees. During the three months ended September 30, 2011, other expense, net, consisted of $0.4 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $14.9 million for the three months ended September 30, 2012, compared to $2.3 million for the three months ended September 30, 2011.

Actual Results of Operations

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the nine months ended September 30, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Revenues	$668,949	$655,660	$13,289	2.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	270,078	267,677	2,401	0.9%
Selling, general and administrative expenses	134,010	130,117	3,893	3.0%
Management fee expense	10,535	11,075	(540)	(4.9%)
Depreciation and amortization	112,746	106,855	5,891	5.5%

Operating income	141,580	139,936	1,644	1.2%
Interest expense, net	(86,346)	(83,549)	(2,797)	3.3%
Gain (loss) on derivatives, net	1,060	(21,363)	22,423	NM
Loss on early extinguishment of debt	(2,376)	—	(2,376)	NM
Other expense, net	(1,111)	(1,641)	530	(32.3%)

Net income	$52,807	$33,383	$19,424	58.2%

OIBDA	$254,326	$246,791	$7,535	3.1%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
OIBDA	$254,326	$246,791	$7,535	3.1%
Depreciation and amortization	(112,746)	(106,855)	(5,891)	5.5%

Operating income	$141,580	$139,936	$1,644	1.2%

Revenues

The table below sets forth our revenues for the nine months ended, September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Video	$350,112	$366,275	$(16,163)	(4.4%)
HSD	168,349	155,182	13,167	8.5%
Phone	50,124	50,252	(128)	(0.3%)
Business services	61,342	48,618	12,724	26.2%
Advertising	39,022	35,331	3,691	10.4%

Total	$668,949	$655,658	$13,291	2.0%

Revenues increased 2.0%, primarily due to higher HSD and business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 11.9% to $127.82, and average total monthly revenue per PSU increased 4.2% to $59.44.

Video revenues declined 4.4%, as residential video customer losses were partly offset by higher unit pricing. During the nine months ended September 30, 2012, we lost 29,000 video customers, compared to a loss of 51,000 in the prior year period.

HSD revenues grew 8.5%, primarily due to higher unit pricing and, to a lesser extent, a greater residential HSD customer base. During the nine months ended September 30, 2012, we gained 33,000 HSD customers, compared to an increase of 8,000 in the prior year period.

Phone revenues declined 0.3%, largely as a result of lower unit pricing, mostly offset by a greater residential phone customer base. During the nine months ended September 30, 2012, we gained 9,000 phone customers, compared to an increase of 4,000 in the prior year period.

Business services revenues rose 26.2%, primarily due to an increase in commercial HSD and phone customers and greater revenues from our enterprise networks business, principally for cell tower backhaul.

Advertising revenues were 10.4% higher, principally due to higher levels of political and, to a lesser extent, automotive advertising.

Costs and Expenses

Service costs increased 0.9%, primarily due to greater field operating and employee costs and, to a lesser extent, HSD service costs, mostly offset by lower programming and phone service expenses. Field operating costs grew 15.4%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease and cable location costs. Employee costs increased 5.0%, principally due to higher staffing levels and, to a lesser extent, unfavorable employee benefit adjustments. HSD service costs grew 17.3%, principally due to a larger HSD customer base and, to a lesser extent, increased bandwidth usage and maintenance agreements. Programming expenses declined 0.9%, largely as a result of a lower video customer base, mostly offset by higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees. Phone service expenses fell 15.3%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Service costs as a percentage of revenues were 40.4% and 40.8% for the nine months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 3.0%, principally as a result of higher employee and marketing costs, offset in part by lower bad debt expense and taxes and fees. Employee costs were 10.3% higher, largely as a result of increased business services marketing and customer service staffing levels. Marketing costs increased 8.0%, primarily due to costs related to our rebranding and greater spending on direct mail advertising. Bad debt fell by 8.2%, principally due to a lower number of written-off accounts. Taxes and fees decreased 3.1%, mainly due to lower franchise fees and, to a lesser extent, property taxes. Selling, general and administrative expenses as a percentage of revenues were 20.0% and 19.8% for the nine months ended September 30, 2012 and 2011, respectively.

Management fee expense decreased 4.9%, reflecting lower overhead costs charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.7% for the nine months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization increased 5.5%, largely as a result of the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 3.1%, primarily due to greater revenues, offset in part by higher selling, general and administrative expenses and service costs.

Operating Income

Operating income was 1.2% higher, as the growth in OIBDA was mostly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 3.3%, due to a higher cost of debt and greater average outstanding indebtedness.

Gain (Loss) on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $1.1 million for the nine months ended September 30, 2012, compared to a net loss on derivatives of $21.4 million for the nine months ended September 30, 2011.

Other Expense, Net

Other expense, net, was $1.1 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, other expense, net, consisted of $0.7 million of revolving credit facility commitment fees and $0.4 million of other fees. During the nine months ended September 30, 2011, other expense, net, consisted of $1.1 million of revolving credit facility commitment fees and $0.5 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $52.8 million for the nine months ended September 30, 2012, compared to $33.4 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of September 30, 2012, our near-term liquidity requirements included scheduled term loan amortization of $4.0 million during the remainder of 2012 and $16.0 million in each of the years ending December 31, 2013 and 2014.

As of September 30, 2012, our sources of liquidity included $213.1 million of cash and cash equivalents and $205.4 million of unused and available commitments under our revolving credit commitments (the “revolver”). As of the same date, after giving effect to the redemption of our remaining $425.2 million of 8 1/2% Notes (see “Capital Structure — Redemption”), our sources of liquidity would have included $10.0 million of cash and cash equivalents and $73.3 million of unused and available commitments under the revolver. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the foreseeable future.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $173.5 million for the nine months ended September 30, 2012, primarily due to OIBDA of $254.3 million and, to a much lesser extent, the $4.8 million net change in our operating assets and liabilities, offset in part by interest expense of $86.3 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $4.9 million, a decrease in accounts receivable, net, of $3.8 million and, to a lesser extent, an increase in deferred revenue of $1.1 million, which were offset in part by an increase in prepaid expenses and other assets of $3.6 million and an increase in accounts receivable from affiliates of $1.3 million.

Net cash flows provided by operating activities were $215.0 million for the nine months ended September 30, 2011, primarily due to OIBDA of $246.8 million and, to a much lesser extent, the $50.1 million net change in our operating assets and liabilities, offset in part by interest expense of $83.5 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $29.9 million and a decrease in accounts receivable from affiliates of $28.8 million, offset in part by an increase in prepaid expenses and other assets of $5.4 million and an increase in accounts receivable, net, of $4.4 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $121.5 million for the nine months ended September 30, 2012, compared to $107.6 million in the prior year period. The $13.9 million increase in net cash flows used in investing activities was due to a $6.2 million redemption of restricted cash and cash equivalents in the prior year period, a $5.5 million net change in accrued property, plant and equipment and a $2.2 million increase in capital expenditures. The increase in capital expenditures largely reflects greater spending on customer premise equipment and other costs associated with our ongoing digital transition, offset in part by reduced outlays for investments in our phone and HSD service platforms.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by financing activities were $149.4 million for the nine months ended September 30, 2012, primarily due to a $300.0 million issuance of new senior notes, net borrowings of $43.5 million under the credit facility and capital contributions from MCC of $18.5 million, offset in part by capital distributions to MCC of $112.1 million, a $74.8 million purchase of senior notes, dividend payments on preferred members’ interest of $13.5 million and financing costs of $13.0 million. For more information, see “— Capital Structure — Financing Activities” and Notes 6 and 12 in our Notes to Consolidated Financial Statements.

Net cash flows used in financing activities were $133.4 million for the nine months ended September 30, 2011, primarily due to capital distributions to MCC of $250.7 million and, to a much lesser extent, dividend payments on preferred members’ interest of $13.5 million, offset in part by net borrowings of $132.0 million under the credit facility.

Capital Structure

As of September 30, 2012, our total indebtedness was $2.266 billion, of which approximately 63% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2012, we paid cash interest of $71.2 million, net of capitalized interest. As of the same date, after giving effect to the Redemption, our outstanding total indebtedness would have been $1.973 billion.

Bank Credit Facility

As of September 30, 2012, we maintained a $1.757 billion credit facility, comprising $1.541 billion of term loans with maturities ranging from January 2015 to January 2020, and a $216.0 million revolver, which is scheduled to expire on December 31, 2016. As of the same date, we had no outstanding balance under the revolver and $205.4 million of unused commitments, all of which were available be borrowed and used for general corporate purposes, after giving effect to $10.6 million of letters of credit issued thereunder to various parties as collateral. As of September 30, 2012, after giving effect to the Redemption, we would have had $73.3 million of unused commitments under the revolver, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $132.1 million of outstanding loans and $10.6 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2012, the credit agreement governing the credit facility required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2012, we had interest rate swaps with various banks pursuant to which the rate on $700 million of floating rate debt was fixed at a weighted average rate of 3.3%. As of the same date, we also had $800 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.9%.

Including the effects of these interest rate swaps, the average interest rates on outstanding debt under the credit facility as of September 30, 2012 and 2011 were 4.5% and 4.3%, respectively.

Senior Notes

As of September 30, 2012, we had $725.2 million of outstanding senior notes, consisting of $425.2 million of 8 1/2% Notes, which were scheduled to mature in October 2015 and $300.0 million of 6 3/8% Notes were scheduled to mature in April 2023. In October 2012, we redeemed the remaining $425.2 million of 8 1/2% Notes outstanding (see “— Redemption” below). Our senior notes are unsecured obligations, and the indenture governing our senior notes limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0.

Financing Activities

For additional information on the financing activities discussed below, see Notes 6 and 12 in our Notes to Consolidated Financial Statements.

New Financings

On August 20, 2012, our operating subsidiaries entered into an amended and restated credit agreement that provides for a new term loan (“Term Loan G”) under the credit facility in the principal amount of $200.0 million. Net proceeds from Term Loan G of $192.3 million, after giving effect to financing costs of $7.7 million, were used to repay all outstanding debt under the revolver, without any reduction in our revolving credit commitments, and were used to fund a $70.0 million capital distribution to parent.

On August 28, 2012, we issued the 6 3/8% Notes in the aggregate principal amount of $300.0 million. Net proceeds from such notes of $294.7 million, after giving effect to $5.3 million of financing costs, were used to fund the purchase of $74.8 million of 8 1/2% Notes, a $26.0 million capital distribution to parent, with the balance for general corporate purposes.

Tender Offer

On August 14, 2012, we commenced a cash tender offer (the “Tender Offer”) for up to $300.0 million of our outstanding 8 1/2% Notes, and we increased the Tender Offer to $350.0 million on August 20, 2012. Pursuant to the Tender Offer, on August 28, 2012 and September 12, 2012, we purchased $74.8 million in aggregate principal amount of our 8 1/2% Notes. The Tender Offer was funded with proceeds from the 6 3/8% Notes.

Redemption

On October 15, 2012, we redeemed $425.2 million in aggregate principal amount of our 8 1/2% Notes outstanding, representing the entire outstanding balance of such notes. These 8 1/2% Notes were redeemed at a price equal to $1,014.17 for each $1,000 principal amount outstanding, for an aggregate redemption price of $431.2 million. The redemption was funded with $203.1 million of cash and cash equivalents, borrowings of $132.0 million under the revolver and a $96.0 million capital contribution from parent.

Covenant Compliance and Debt Ratings

For all periods through September 30, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. This includes consideration of our financing transactions described above in “New Financings,” “Tender Offer” and “Redemption.”

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2012, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2012.

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

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. This includes consideration of our financing transactions described above in “New Financings,” “Tender Offer” and “Redemption.”

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Indenture relating to 6 3/8% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation

10.1	Restatement Agreement to Credit Agreement, dated as of August 20, 2012, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Amended and Restated Credit Agreement, dated as of August 20, 2012, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 9, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 9, 2012	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Indenture relating to 6 3/8% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation

10.1	Restatement Agreement to Credit Agreement, dated as of August 20, 2012, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Amended and Restated Credit Agreement, dated as of August 20, 2012, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Notes to Consolidated Financial Statements