Form 10-K
period 2012-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2013-03-08
CIK 1161364, 1161366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

MEDIACOM BROADBAND LLC

2012 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2012. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•

increased levels of competition for residential and business customers from existing competitors, including direct broadcast satellite operators, local telephone companies and other cable providers, and from more recent competition, including wireless communications companies and over-the-top video providers;

•	lower demand for our residential and business services products and services, which may result from increased competition, weakened economic conditions or other factors;

•	greater than anticipated increases in programming costs and other delivery expenses related to our products and services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2012 and other reports or documents that we file from time to time with the SEC.

Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. BUSINESS

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), who is also our manager. MCC is the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. MCC is among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2012, MCC’s cable systems passed an estimated 2.79 million homes, primarily in the states of Iowa, Illinois, Georgia, Minnesota and Missouri, and served approximately 1,000,000 video customers, 915,000 high-speed data (“HSD”) customers and 356,000 phone customers, aggregating 2.27 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, is the sole shareholder of Mediacom.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2012, the cable systems operated by these subsidiaries passed an estimated 1.49 million homes, mainly in the states of Iowa, Georgia, Missouri and Illinois, and served approximately 558,000 video customers, 505,000 HSD customers and 190,000 phone customers, aggregating 1.25 million PSUs.

We provide residential and commercial customers with a variety of products and services, including video, HSD and phone, and provide network and transport services to medium- and large-sized businesses in our service areas, including cell tower backhaul for wireless telephone providers. We also sell advertising time to local, regional and national advertisers.

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

2012 Developments

In August 2012, we obtained a new term loan in the aggregate principal amount of $200.0 million under our existing bank credit facility (the “credit facility”) and issued new 6 3/8% senior notes in the aggregate principal amount of $300.0 million (together, the “financings”). In September 2012, we used the proceeds of the financings to purchase $74.8 million of our 8 1/2% senior notes due 2015 (the “8 1/2% Notes”) through a cash tender offer, and in October 2012, we redeemed the remaining $425.2 million of 8 1/2% Notes (the “Redemption”). For more information, see “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Liquidity and Capital Resources — Financing Activities During 2012” and Note 6 in our Notes to Consolidated Financial Statements.

Overview of Our Cable Systems

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2012	2011	2010	2009	2008
Estimated homes passed(1)	1,493,000	1,524,000	1,520,000	1,514,000	1,484,000
Video
Video customers(2)	558,000	596,000	663,000	690,000	717,000
Video penetration(3)	37.4%	39.1%	43.6%	45.6%	48.3%
High Speed Data
HSD customers(4)	505,000	468,000	459,000	428,000	400,000
HSD penetration(5)	33.8%	30.7%	30.2%	28.3%	27.0%
Phone
Phone customers(6)	190,000	180,000	175,000	152,000	134,000
Phone penetration(7)	12.7%	11.8%	11.5%	10.0%	9.0%
Primary Service Units (PSUs)(8)
PSUs	1,253,000	1,244,000	1,297,000	1,270,000	1,251,000
PSU penetration(9)	83.9%	81.6%	85.3%	83.9%	84.3%

(1)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines. Estimated homes passed are an estimate based on the best information currently available.

(2)	Represents customers receiving one or more video services. Accounts that are billed on a bulk basis are converted into full-price equivalent video customers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to video customers in that system. This conversion method is generally consistent with the methodology used in determining payments made to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic and expanded cable services, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(3)	Represents video customers as a percentage of estimated homes passed.

(4)	Represents customers receiving HSD service. Small to medium-sized commercial HSD accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(5)	Represents the number of total HSD customers as a percentage of estimated homes passed

(6)	Represents customers receiving phone service. Small to medium-sized commercial phone accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total phone customers as a percentage of estimated homes passed.

(8)	Represents the sum of video, HSD and phone customers.

(9)	Represents primary service units as a percentage of our estimated homes passed.

Our Service Areas

Approximately 70% of our homes passed are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with substantially all of such homes passed in DMAs that rank between the 70th and 100th largest. Our largest markets are: Des Moines and Cedar Rapids, Iowa; the area known as the Quad Cities in Illinois and Iowa, comprising Bettendorf, Davenport, East Moline, Moline and Rock Island; Springfield, Jefferson City and Columbia, Missouri; and Columbus, Albany and Valdosta, Georgia.

Services

We provide our residential and commercial customers with a wide variety of products and services, including our primary services of video, HSD and phone. We also provide network and transport services to medium and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Residential Services

We generally charge our residential customers on a monthly basis depending on the services and associated equipment taken, along with a one-time installation fee, which may be waived or discounted during certain promotions. Our residential customers are offered the option of signing a contract to hold rates constant through the term of the agreement, subject to a fee upon early cancellation, or of paying on a month-to-month basis, which is subject to rate increases.

We market our services to residential customers in bundled packages, which offer discounted pricing and the convenience of a single monthly bill for multiple products. Customers who take our “triple play” bundle of video, HSD and phone services receive complimentary upgrades to a faster HSD speed tier, and periodic special offers, which we believe enhances the value of our products and services. As of December 31, 2012, approximately 56% of our customers took two or more of our video, HSD or phone services, including about 19% of who took all three.

Video

We offer a broad variety of video programming packages and a wide selection of entertainment options, including premium movie channels, access to thousands of video on-demand (“VOD”) titles, digital video recorder (“DVR”) service and high-definition (“HD”) programming. In 2012, residential video revenues represented 51.8% of our total revenues. Our video service offerings include the following:

Basic Service. All of our video customers receive the basic service that generally includes 12 to 20 channels of local broadcast and independent stations, limited satellite–delivered programming, home-shopping channels, and local public, government and leased access channels.

Expanded Basic Service. Expanded basic service, generally marketed as “Family Cable,” provides another 40 to 55 satellite-delivered channels such as CNN, CNBC, Discovery, ESPN, Lifetime, MTV, TNT, the USA Network and regional sports networks.

Digital Video Service. We offer several digital programming packages that may include various combinations of one or more tiers of digital video service, sports channels, digital music channels, an interactive, on-screen program guide, and, in most of our markets, full access to the VOD library. As of December 31, 2012, about 61.8% of our video customers took our digital video service.

Premium Channels. We provide sports, children’s, and international programming packages and commercial-free premium video services from HBO, Showtime, Cinemax, Starz! and EPIX. Although we generally offer subscriptions to these premium channels on an individual basis, we package premium channels with our video services.

High Definition Television. Our video customers can view certain programming with high-resolution picture and digital sound quality when using an HD television set and HD-capable converter. We offer an average of almost 100 HD channels throughout our footprint, including most major broadcast networks, leading national cable networks, regional sports networks and premium channels.

Video-on-Demand. We provide on-demand access to a wide selection of movies, special events and general interest titles, with the ability to start programs at any time, as well as pause, rewind and fast forward. A majority of our VOD content is available to our digital video customers at no additional charge, and customers who subscribe to premium video services also have access to the premium service’s VOD content without additional fees. Special event programs, including live concerts, sporting events, and first-run movies are available through VOD on a pay-per-view basis.

Digital Video Recorders. We make available to our video customers DVR set tops, the majority of which are HD capable, allowing them to record and store programming to watch at their convenience, and the ability to pause and rewind live television. We also offer customers a multi-room DVR product, which allows customers to play back previously recorded programming on up to three different televisions throughout their home that have access to the same stored content. We have recently announced a marketing and distribution agreement with TIVO and expect to introduce in 2013 a TIVO-branded DVR and multi-room DVR service that will utilize the advanced TIVO user interface. As of December 31, 2012, approximately 33.2% of our digital customers took our DVR service.

TV Everywhere. We enable video customers to watch certain programming wherever they are connected to the Internet, using devices such as tablets and smartphones, once they are authenticated as our customer. Our video customers have online access to Hulu, HBO GO, Max GO, EPIX, ESPN3, Big Ten Network, Cartoon Network, CNN, HLN, TNT, TBS and TruTV, and plan to further expand our TV Everywhere offerings in 2013.

HSD

We make available several HSD service tiers to suit our customers’ needs, ranging from 3 megabytes per second (“Mbps”) to 105 Mbps downstream. Using DOCSIS 3.0 technology, we provide an “Ultra” HSD tier, with a downstream speed of up to 50 Mbps and an “Ultra Plus” tier, with a downstream speed of up to 105 Mbps. As of December 31, 2012, the Ultra 50 Mbps service was available to substantially all of our homes passed. For a monthly fee, we also offer a wireless home networking gateway that allows our HSD customers to connect up to 20 devices in their home. In 2012, residential HSD revenues represented 25.3% of our total revenues.

Phone

Our residential phone service provides customers unlimited local, regional and long-distance calling throughout the United States, Puerto Rico, the U.S. Virgin Islands and Canada, together with a wide variety of popular calling features, such as Caller ID, call waiting, call forwarding, three-way calling and enhanced Emergency 911 dialing. We also offer directory assistance and voice mail services for an additional charge, and international calling plans are available at competitive rates. In 2012, residential phone revenues represented 7.4% of our total revenues.

Business Services

Mediacom Business Services offers HSD service tiers, video and phone services and networking and transport services that can be tailored to any size business, from bundled packages similar to our residential offerings for small-to medium-sized businesses, to custom solutions for large businesses with high-capacity requirements. Mediacom Business Services have become an increasing contributor to our growth in consolidated revenues and, in 2012, business services revenues represented 9.3% of our total revenues.

Small to Medium Sized Businesses

We provide small to medium sized businesses (“SMBs”) the full array of services available to residential customers: video programming packages and music services, HSD service with speeds up to 105 Mbps downstream and 5 Mbps upstream, and a multi-line phone service. We also offer certain other products and services specifically tailored to the SMB market, including a portfolio of cloud-based, managed communications solutions through partnerships with local technology companies and a trunk-based voice service that offers SMB customers significantly more capacity for additional phone lines. In 2013, we broadened our product offering to a wireless data and phone product for SMB customers.

Large Businesses

We serve large-sized businesses, including educational, financial services, healthcare and other companies, customized network solutions built upon our all-fiber optic backbone. We provide Internet access with symmetrical speeds of up to 1 Gbps, voice trunking services that provide higher-capacity voice services delivered over fiber and Metro Ethernet service that connects two or more locations for customers with geographically dispersed locations with speeds up to 10 Gbps.

Carrier Wholesale

We provide high-capacity last mile transport and Internet access to wireless and wireline telephone providers, Internet service providers and competitive carriers on a wholesale basis. Our carrier wholesale business has experienced solid growth, principally due to increasing demands of wireless communications providers for cell tower backhaul services.

Advertising

We generate revenues from selling advertising time to local, regional and national advertisers. As part of the programming agreements with content providers, we typically receive an allocation of scheduled advertising time, generally two minutes per hour, and use this allotted time to insert commercials. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements, commonly referred to as interconnects, with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding their geographic reach. In 2012, advertising revenues represented 6.2% of our total revenues.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, field technician sales and door-to-door sales. We recently have placed a greater emphasis on Internet advertising, using search engines and other websites to expand our sales opportunities. Customers are directed to our inbound call centers or website through direct mail, broadcast television, radio, newspaper, outdoor and Internet advertising and television advertising on our own cable systems. We also have a dedicated sales force and outbound telemarketing for Mediacom Business Services, as well as relationships with third-party agents who sell our services.

In 2012, we rebranded with the “Power to Simplify” slogan, offering flexible packages to meet different pricing levels and service requirements, 30 minute arrival windows and more evening and weekend scheduling for installation and service calls.

Customer Care

We continue to invest in our customer care infrastructure to improve the quality of the installation and usage of our products and services. Our customer care group has multiple contact centers, which are staffed with dedicated customer service, sales, and technical support representatives who are available 24 hours a day, seven days a week. We utilize a virtual contact center platform that functions as a single, unified call center and allows us to effectively manage resources and reduce answer times through call-routing in a seamless manner. We use the latest call center technology, providing our customers a voice-driven self-service system and a call back feature for busy periods whereby the customer has the option to be called back when an agent becomes available.

A web-based service platform allows customers to order products via the Internet, review their account balance, make payments, receive general and technical support, and utilize self-help tools to troubleshoot technical difficulties. Our customer care group is available online to chat with customers and respond to customer e-mail, and uses social networking websites, including Twitter and Facebook, as an alternative way of contacting us. We also have a smart care mobile application for use on Android and iOS devices that allows customers to manage their billing account, troubleshoot service issues, and easily connect to an agent.

Our field operations team focuses on providing a quality experience during installation and service calls and resolving any customer service issues on their first attempt. Field activity is scheduled and routed seamlessly, including automated appointment confirmations and remote technician dispatching, and we utilize a workflow management and GPS system that facilitates on-time arrival for customer appointments. Our field technicians are equipped with hand-held diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time and allow us to efficiently resolve any customer issues and offer new or upgraded services while in the customer’s home.

Network Technology

Our products and services are delivered through a fiber-rich, technologically-advanced network that consists of a national backbone, regional networks, large-scale, centralized centers or master headends, regional headends, neighborhood nodes and the last-mile connectivity to customer homes or businesses. We utilize an Internet Protocol (“IP”) ring architecture that minimizes service outages through its redundant design.

Our national backbone and regional networks connect our three master headends to HSD and phone interexchange points and to centralized content such as HD and VOD programming. Our master headends and regional headends are interconnected and exchange video, HSD and voice traffic.

The last-mile component is hybrid fiber-optic coaxial architecture that combines fiber optic cable with coaxial cable. In most systems, we deliver video, HSD and voice traffic via laser-fed fiber optical cable between regional headends and neighborhood nodes. From there, we use coaxial cable to deliver traffic between the neighborhood nodes and the homes and businesses we serve. To serve high capacity requirements of our large business customers, including wireless carriers, our fiber optic cable is extended from the node site directly to the customer’s premise.

As of December 31, 2012, substantially all of our homes passed had bandwidth capacity of at least 750 megahertz and DOCSIS 3.0 technology, which together we believe is sufficient to deliver our current array of products and services. However, we anticipate that new products and services, including additional HD channels and faster HSD speeds, and greater future bandwidth consumption by our HSD customers, will require increasing bandwidth capacity in our network. To accomplish this, we have already converted in several cable systems a significant number of video channels from analog to digital transmission, which requires much less bandwidth and creates more capacity for other services. As of December 31, 2012, over 80% of our cable distribution network had been converted to an “all-digital” format, and we plan to continue this transition in substantially all of our service areas to expand bandwidth capability and take full advantage of the associated efficiencies.

We believe our network infrastructure provides us numerous competitive advantages, notably significant bandwidth capacity and higher signal quality and reliability. Furthermore, because we manage the delivery of our products and services through two master headends, we can introduce new products and services across a larger customer base, allowing for greater efficiency and scale in equipment investment, personnel, and telecommunication costs.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe that our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, under which we provide free video service to almost 1,675 schools and free HSD service to almost 225 schools. We also provide free video service to almost 1,650 government buildings, libraries and not-for-profit hospitals, with over 160 of these locations receiving free HSD service.

We develop and provide exclusive local programming for our communities, a service that is generally not offered by our primary video competitor, direct broadcast satellite (“DBS”) providers. Several of our cable systems have production facilities with the ability to create local programming, including local college and high school sporting events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe our local programming helps build brand awareness and customer loyalty in the communities we serve.

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

Many of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities and towards state agencies. As of December 31, 2012, about 72% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2012, we served 497 communities under franchises. The vast majority of these franchises provide for the payment of fees to the local municipality covered by the franchise. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

We have never had a franchise revoked. Furthermore, no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Sources of Supply

Programming

Our programming content is generally carried pursuant to fixed-term contracts that obtain programming for our cable systems from suppliers whose compensation is typically based on a fixed monthly fee per video customer, subject to contractual escalations. Although most of our contracts are secured directly with the programmer, we also negotiate programming contract renewals through a programming cooperative of which we are a member, which provides for more favorable pricing or terms in certain cases than we could negotiate independently with programmers. In general, we attempt to secure longer-term programming contracts, which include marketing support and other incentives from programming suppliers.

We also have various retransmission consent agreements with local broadcast television stations, allowing for carriage of their signals on our cable systems. Federal Communications Commission (“FCC”) rules mandate that local broadcast stations must elect either “must-carry” rights or “retransmission consent,” generally on three year cycles. If a local broadcast station opts for “retransmission consent,” we are not allowed to carry the station’s signals without their permission, which has generally required us to pay a consent fee and/or purchase advertising time from them or carry one or more of their affiliated stations.

Programming expenses have historically been our largest single expense item and, in recent years, these costs on a per-unit basis have increased substantially more than the inflation rate or the change in the consumer price index, particularly for sports programming and rising retransmission consent payments required by local broadcast stations. We believe these expenses will continue to grow at a significant rate due to increasing contractual demands, mainly by the large media conglomerates, who own or control most of the popular cable networks and major market local broadcast stations, and large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in many cases, manage, control or own multiple local broadcast stations in the same market.

Because of the concentrated cross-ownership of popular cable networks and major market local broadcast stations, or the concentrated cross-ownership or control of large groups of local broadcast stations, we have a limited ability to individually or selectively negotiate for programming and provide our customers with a choice of programming that they may wish to receive. We also may be obligated to carry additional programming that we would otherwise not offer because of the negotiating leverage these large programming companies have over us, which may increase our programming expenses. While such growth in programming expenses can be partially offset by rate increases, our video gross margins will continue to decline if they cannot be fully offset.

HSD Service

We deliver HSD service through fiber networks that are owned by us or leased from third parties and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD traffic over the provider’s network.

Phone Service

Our phone service is delivered through a voice over internet protocol “VoIP” platform over a route-diverse infrastructure. We source certain services from outside parties to support our phone service, the most significant of which are long-distance services from a number of Tier 1 carriers, and E911 database management.

Set-Top Boxes, Cable Modems and Network Equipment

We purchase set-top boxes, including DVRs, from a limited number of suppliers, principally Motorola Inc. and Pace plc, and lease these devices to subscribers on a monthly basis. We purchase cable modems, routers, switches and other network equipment from a wide variety of providers.

Primary Competition

We operate in a competitive business environment that is subject to significant developments in the marketplace, including rapid technological advances and changes in the regulatory and legislative environment. We have historically faced, and continue to face, intense competition from DBS providers and local telephone companies, many of whom have greater resources than we do. Recent technological advances and consumer trends, including “over-the-top” video (“OTTV”) and wireless Internet service, have increased the number of alternatives to our products and services, which may increase competition.

Direct Broadcast Satellite Providers

DBS providers, principally DirecTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, serving a combined 34 million customers nationwide, according to publicly available information. These DBS providers offer programming packages that are substantially similar to ours, including local broadcast signals in substantially all of our markets, and may also offer a greater number of HD channels than us or have exclusive arrangements to provide access to programming that we cannot offer, including DirecTV’s agreement with the National Football League.

DBS providers have operational cost advantages over us, including a nation-wide brand and marketing platform and not being required in many locations to pay certain taxes and fees which we incur, principally franchise fees and property taxes. DBS providers continue to offer aggressive promotional pricing for new customers, which we believe has contributed to our video customer losses. While DBS customers have historically paid up-front equipment costs that we do not charge, more recently such costs have decreased substantially due to aggressive marketing offers to new customers, which may include discounted or free equipment and installation. They also have introduced new equipment features, such as ad-skipping, which may prove popular with consumers.

Due to technological constraints, DBS service has limited two-way interactivity, which restricts their ability to offer interactive video, HSD and phone services similar to ours. In many cases, DBS providers have entered into agreements to market “synthetic bundles” of a DBS video service and HSD and/or phone services offered by local telephone companies. These synthetic bundles are generally billed as a single package and, from a consumer standpoint, may appear similar to our bundled products and services.

Local Telephone Companies

Our HSD and phone services primarily compete with local telephone companies that offer a digital subscriber line (“DSL”) Internet service that is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps in our markets, and a traditional phone product that is a similar product to our own. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD product today with speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies.

Certain local telephone companies, including AT&T and CenturyLink, have deployed fiber based networks which allow them to offer a triple play bundle, including video services and HSD speeds that are comparable to ours. As of December 31, 2012, approximately 12% of our cable systems actively competed with the fiber based networks of these local telephone companies, based upon visual inspections and other limited estimated techniques. Due to the lower home density of our footprint compared to the higher home density of larger metropolitan markets, and capital investment associated with constructing such fiber networks, we believe further build-outs into our markets have been a lower priority for these telephone companies. However, AT&T has recently announced plans to extend its fiber based footprint, but has not specifically named markets for this expansion.

Historically, local phone companies have been in a better position to offer data services to businesses, as their networks tend to be more complete in commercial areas. However, we continue to extend our distribution network across business districts in our service area to capture more market share.

Other Video Overbuilders

Our video service also competes with cable systems operating under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or other provider. Some of these competitors, including municipally-owned entities, may be granted franchises on more favorable terms or conditions than ours, or enjoy other advantages such as exemptions from taxes or regulatory requirements, to which we are subject. However, most of these entities were operating prior to our ownership of the affected cable systems, and we believe there has been no significant expansion of such entities in our markets in the past several years. As of December 31, 2012, based on internal estimates, approximately 18% of our cable systems actively competed with these other video overbuilders.

Wireless Communication Companies

Our phone service has faced, and continues to face, high levels of competition from wireless communications companies, including AT&T, Verizon Wireless and Sprint. A trend known as “wireless substitution” has developed where certain consumers have chosen a wireless communications company as their only phone service provider, which we expect to continue, and possibly accelerate, in the future.

These wireless communications companies also offer a wireless Internet service that has experienced rapid growth as the usage of mobile devices, such as smartphones and tablets, has dramatically increased in the past several years, a trend we believe will continue. We believe that our HSD service will not face meaningful levels of “wireless substitution” in the near term, as wireless communications companies are generally unable to offer a service that compares with our HSD service in terms of speed, reliability and bandwidth allowances. However, if technological advances were to allow for a wireless Internet service that is more comparable to our HSD service, we may experience greater levels of competition.

Other Competition

Video

The usage of OTTV has increased dramatically in the last several years, as greater downstream speeds and advances in streaming video technology have enabled content providers a variety of “over the top” distribution outlets. Increasingly, our video service faces competition from companies that deliver movies and television programs over the Internet. While we do not believe such OTTV offerings currently offer a full replacement for our video service, as they generally do not offer live content, local broadcasting or sports programming, OTTV providers continue to expand their offerings and, in some cases, offer content that we do not provide. While we expect to remain the primary provider of HSD service to customers who use an OTTV service, if certain customers were to choose to downgrade, or fully replace our video service with an OTTV product, we could experience meaningful declines in our video revenues.

HSD

The American Recovery Act of 2009 is providing specific funding for broadband development as part of an economic stimulus package. Some of our existing and potential competitors applied for funds under this program. In a limited number of cases, some of our existing and potential competitors have been approved to receive funds from this program which is allowing them to build or expand facilities faster and deploy existing and new services sooner, and to more areas, than they otherwise would be able to without the stimulus funding.

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

Business Services

The business services we provide to SMB and large enterprise customers generally compete with the local telephone companies noted above, who in some cases have more extensive network coverage and longer-term relationships with the business community. We may not be able to continue to grow our business services revenues by taking more market share if our competitors decide to compete vigorously on price and service.

Advertising

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites. In recent years, many businesses have allocated a greater part of their advertising spending to Internet advertising, and the recent economic distress has caused lower levels of overall advertising spending. If these trends were to continue, we may face greater competition for advertising revenues.

Employees

As of December 31, 2012, we employed 2,423 full-time and 46 part-time employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

In 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to explore what action the FCC could take to allow market forces to set retransmission consent fees while still protecting the interests of consumers, identify per se violations of the duty to bargain in good faith, strengthen subscriber notice requirements when negotiations fail and eliminate the FCC’s network non-duplication and syndicated exclusivity rules, which currently restrict the ability of a cable operator to carry certain signals containing duplicative programming, even if the station claiming protection is not carried by the cable operator. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules may have on our business. If the new rules relatively strengthen the negotiating position of broadcasters or impose greater advance notice requirements of a possible termination of our right to carry a signal, this could have an adverse effect on our business.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Although many of these agreements continue through the end of the current election cycle, or December 31, 2014, retransmission consent agreements representing slightly less than half of our video customers receiving local broadcast stations will expire and require renegotiation prior to that date.

Effective July 1, 2012, the FCC has reinstated its video description rules pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 (“CVAA”). Cable operators with more than 50,000 subscribers must provide 50 hours per calendar quarter of prime-time and/or children’s programming with video descriptions for each of the top-five Nielsen-rated non-broadcast networks that provide other than “near-live” content. Video description requires audio-narrated descriptions of a program’s key visual elements. Although the burden of video description falls on the cable operator and other multichannel video programming distributors (“MVPD”), the affected programmers may include video descriptions in their programming feeds, thereby satisfying the requirement for all MVPDs. The FCC also set deadlines for complying with closed captioning of various types of Internet protocol video delivered online ranging from September 30, 2012 to September 30, 2013. We cannot predict the burden, if any, that fulfilling these requirements will ultimately place on our business.

On November 12, 2012, the FCC issued a Notice of Proposed Rulemaking to implement the CVAA with respect to establishing requirements to make emergency information available to the blind or visually impaired and for certain equipment to provide video description of emergency information. The FCC sought comments on using a secondary audio stream to provide such information. We cannot predict the outcome of this proceeding or the effect any such new requirements may have on our business.

On December 13, 2012, the FCC’s rules implementing the Commercial Advertisement Loudness Mitigation (“CALM”) Act went into effect. The CALM Act requires MPVDs to ensure that the commercials they transmit to viewers comply with standards established by the Advanced Television Systems Committee. We do not know the impact these new rules may have on our business, if any.

Availability of Analog Broadcast Signals

Because television broadcaster signals are broadcast in digital format only, the FCC created a temporary “dual carriage” requirement for must-carry signals under which cable systems that were not “all-digital” were required to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. The FCC allowed this dual carriage requirement to sunset as of December 12, 2012; however, it required cable operators to offer digital transport adapters to basic-only subscribers at minimal additional cost. Nevertheless, many retransmission consent agreements require such down-conversion in the absence of a legal requirement. The “dual carriage” requirement has the potential of having a negative impact on us because it reduces available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

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

Access to Certain Programming

In 2011, as part of its order approving Comcast’s acquisition of a controlling interest in NBC Universal (“Comcast Order”), the FCC specified certain terms and conditions by which Comcast and NBC Universal will be required to provide programming to both traditional MVPDs, and online video distributors (“OVD”), as well as the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. We cannot, however, predict the net effect of these new program access provisions on our business.

The FCC had previously preliminarily determined that the definition of an MVPD was limited to facilities-based providers, thus excluding “over-the-top” distributors (those who distribute video over the public Internet). In April 2012, the FCC announced that it would open a public comment window regarding the potential expansion of the definition of an MVPD to include non-facilities-based providers. While we cannot predict whether the FCC will take any action, any such expansion of definition may increase the availability of potential programming sources to non-facilities-based providers, thus potentially adversely affecting our business.

On October 5, 2012, the FCC voted to allow a ban on exclusive contracts between cable operators and satellite-delivered programming services in which the cable operator has an attributable ownership interest. We cannot predict what effect, if any, the removal of this ban will have on our business.

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

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also required MVPDs, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third-party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, in 2003, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions (“2003 Cable Card Order”). The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. To accomplish this, the FCC relied on a critical industry memorandum of understanding agreed to in 2002 that set standards and limits on content protection codes (“2002 MOU”). On January 15, 2013, the United States Court of Appeals for the District of Columbia held that the FCC lacked statutory authority to adopt the 2003 rules and vacated the entire 2003 Cable Card Order and its associated rules, subject to any petition for rehearing. Although rules addressing encoding, prohibitions on selectable outputs and other technical standards were vacated, rules relating to prior related orders, such as the rule requiring separable security (e.g., CableCards) or the ban on integrated security were not affected. We cannot predict what effect, if any, the removal of the rules establishing standardization of and limits on content protection standards may have on our business although if content providers seek more stringent standards or divergent security technologies in the future, it may increase our costs and impair our ability to deliver programming to our subscribers.

In 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“2008 MOU”) in connection with the development of tru2way — a national two-way “plug and play” platform for interactive television; other members of the consumer electronics industry have since joined the 2008 MOU. Despite the 2008 MOU, in 2010, the FCC issued a Notice of Inquiry (“NOI”) as part of its review pursuant to its National Broadband Plan that seeks to standardize gateway devices to allow consumer access to all video programming regardless of the MVPD provider. That NOI discusses an “AllVid” gateway device that would be used by all MVPDs by December 31, 2012. The AllVid device would translate network delivery technologies into a standardized video output that could be received by any AllVid retail device. Another adaptor would operate in a similar fashion but deliver the output to a home router for delivery to networked devices. These proposals, however, have not resulted in rules. We cannot predict the outcome of these proceedings or what effect they may have on our business or what impact the vacation of the FCC’s 2003 Cable Card Order will have on the adoption of any new rules. If any new requirements require investment in new gateway devices, which could increase our costs and require capital investment, and any change to technology that could make it easier for consumers to change MVPDs, they could have an adverse effect on our business.

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

In 2011, new FCC rules took effect to address perceived shortcomings in deployment of CableCARD technology.Among other restrictions, cable operators must now proactively offer new CableCARD customers a self-installation option; offer a credit to bundled services if the bundle includes a set-top box and the subscriber opts to use a CableCARD instead of the set-top box; in annual notices, websites and billing stuffers, conspicuously disclose the rates charged for Cable CARDs in retail devices and those included in leased set-top boxes as well as the availability of credits from bundled prices if CableCARDs are used in lieu of set-top boxes; and CableCARDs must be uniformly priced throughout a cable system. The new rules also impose a number of operational requirements on cable operators, mostly designed to ensure the availability and efficacy of the CableCARDs. Because many of these rules were specifically applicable to MVPDs subject to the rules adopted pursuant to the 2003 Cable Card Order, it remains unclear whether the new rules remain in effect or were vacated along with the rules adopted as part of the 2003 Cable Card Order.

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

In 2011, the FCC adopted an Order modifying the pole attachment rules to promote broadband deployment. Previously, poles subject to the FCC attachment rules used a formula that resulted in lower rates for cable attachments and higher rates for telecommunication services attachments. The FCC had previously ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula and the Supreme Court affirmed this decision.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula, including if an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by another attacher at rates higher than provided under the rate formula. After this determination, Gulf Power Company pursued just such a claim based on these limited circumstances before the FCC. The administrative law judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that the poles at issue were “full.” In 2011, the FCC affirmed the administrative law judge’s decision that, among other things, poles are not at “full capacity” if make-ready can accommodate new attachments. Gulf Power challenged the FCC’s order at the United States Court of Appeals for the D. C. Circuit claiming, among other things, that the attachments failed to provide “just compensation” in violation of the Fifth Amendment’s Takings Clause. In February 2012, the Court upheld FCC’s order.

In May 2010, the FCC issued an order that, among other things, clarified the right to use certain types of attachment techniques and held that just and reasonable access to poles pursuant to Section 224 of the Communications Act includes the right of timely access.

Pursuant to the FCC’s 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. Pole owners will also be subject to timelines for virtually all aspects of make-ready preparations for attachments. Incumbent local exchange carriers will also be permitted to petition the FCC to receive lower regulated attachment rates. On February 26, 2013, the U.S. Court of Appeals for the D.C. Circuit unanimously upheld the FCC’s 2011 Order, denying a challenge by an utility that faced reduced payments for attachments to its poles. Although some of these changes may benefit our business, others may lower the cost of pole attachments to our competitors and make better and timelier access to poles to facilitate construction of competing facilities and we cannot predict how these changes may impact our business.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending the compulsory satellite license authority for an additional five years, and again in 2010 extending that authority through 2014. In its 2008 Report to Congress, the Copyright Office recommended abandonment of the current cable and satellite compulsory licenses. In 2011, the Copyright Office issued a report to Congress mandated by the Satellite Television Extension and Localism Act (“STELA”) recommending phasing out the distant signal compulsory license by a date certain to be established by Congress and exploring phasing out the local signal compulsory license at a later date. The report suggested three options to replace the compulsory license: (1) collective licensing; (2) direct licensing; and (3) sublicensing, all of which likely pose additional burdens and uncertainty to the procurement of necessary copyright licenses and likely increase the both the cost of such clearances and the transactional cost of obtaining such clearances. Pursuant to the same legislation, in 2011, the United States Government Accountability Office issued a report to Congress that found that the impact of a phase-out of the compulsory copyright licenses would have an uncertain impact on the market and regulatory environment. In part, the scheme (i.e., direct licensing, collective licensing or sublicensing) that would replace the compulsory licenses would impact the outcome. Importantly, elimination of the compulsory license without repeal of mandatory carriage obligations would put cable operators in the paradoxical position of being required to retransmit a signal that it had no right to retransmit. The report also stated that although the impact is uncertain, it could cause an increase in both the cost of copyright license itself as well as the transactional costs to obtain the licenses. On February 13, 2013, the House Subcommittee on Communications and Technology held its first hearing of what was described as a series of hearings regarding the reauthorization of STELA. The hearing included presentations from both government and industry stakeholders with testimony and discussion ranging from a simple reauthorization of the satellite compulsory license to elimination of both the satellite and cable compulsory licenses. The House Judiciary Committee which divides jurisdiction over satellite and cable compulsory licensing with the House Subcommittee on Communications and Technology is reportedly planning its first reauthorization hearing in March 2013. We cannot predict whether Congress will take action to extend the satellite compulsory license and/or eliminate the cable compulsory license. Elimination of the cable compulsory license could, however, significantly increase our costs of obtaining broadcast programming.

In 2010, Congress modified the cable compulsory license reporting and payment obligations with respect to the carriage of multiple streams of programming from a single broadcast station and clarified that cable operators need not pay for distant signals carried only in portions of the cable system as if they were carried everywhere in the system (commonly referred to as “phantom signals”). The legislation also provides copyright owners with the ability to independently audit cable operators’ statement of accounts filed in 2010 and later and the Copyright Office has a pending rulemaking to adopt rules governing such an audit. We cannot predict what impact these developments may have, if any, on our business.

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

In 2010, the FCC released recommendations regarding broadband privacy in its National Broadband Plan. These recommendations included requiring greater transparency regarding consumer disclosures of personal data practices and consumer informed consent for such uses as well as consumer control over uses. The FCC recommended collaboration with the Federal Trade Commission and Congress to develop these requirements.

In 2010, the FTC staff issued a preliminary report proposing, but not imposing, a normative framework for the protection of consumer privacy that departs from the traditional notice-and-choice model. Among the FTC report’s recommendations includes adoption of “privacy by design” to build-in data security measures into everyday business practices, allowing customers to elect “do not track” status prohibiting information collection, greater transparency of data collection practices through disclosures that would allow comparison of practices across sites, access to data collected about them and education efforts by stakeholders about commercial data practices and choices available to them. Moreover, privacy legislation is regularly introduced in Congress to address these and similar concerns. On February 23, 2012, the White House released a “Consumer Bill of Rights” that among other things, proposes greater consumer control over collection and security of personal information. The document will serve as the blueprint for the Commerce Department to work with stakeholders to develop and implement enforceable privacy policies based on the Consumer Bill of Rights. We cannot predict what the outcome of any such initiative will be or its impact on our business. We cannot predict if there will be additional regulatory action or whether Congress will enact legislation, whether legislation would impact our existing privacy-related obligations under the Cable Act or any impact on any of the services that we provide. Future federal and/or state laws may also cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our HSD service, increase our costs of providing such service, impair the ability to access potential future advertising revenue streams or have other adverse effects on our business, financial condition and results of operations.

On December 19, 2012, the FTC issued revised rules pursuant to the Children’s Online Privacy Protection Act which, among other things, requires compliance with the rules governing collection of information from children under the age of 13 not only from child-directed websites, but from those services that integrate with outside services, such as plug-ins or advertising networks that collect personal information from its visitors. The revised rules make the procurement of verifiable parental consent more streamlined and transparent and treat persistent identifiers such as IP addresses and mobile device identifiers as protected personal information. We cannot predict what, if any impact, these new rules will have on our business.

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

Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including Illinois, Iowa, Missouri and Wisconsin make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

HSD Service

Federal Regulation

In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service and determined that gross revenues from such services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet service providers. The FCC has an ongoing rulemaking process to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. Moreover, as discussed in “State and Local Regulation — Network Neutrality” below, the FCC has proposed reclassifying Internet access service as a Title II telecommunications service. The United States is a member of the International Telecommunications Union of the United Nations which met in December 2012 to craft revised international telecommunications regulations (“ITRs”). The United States announced on December 13, 2012 that it would not sign the revised ITRs, because it believed the ITRs contained provisions that could lead to controls over Internet content and greater regulation of the Internet by governments. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

Network Neutrality

In 2010, the FCC commenced a NOI regarding its authority to regulate broadband Internet access. The NOI suggested three ways to assert such regulation, including classifying broadband Internet access as a Title II telecommunications service and forbearing from enforcing many of the Title II regulations. In 2010, the FCC, citing authority under Section 706 of the Telecommunications Act of 1996, adopted comprehensive broadband Internet network neutrality rules, including requiring transparency of disclosures to consumers of commercial terms, performance and network management practices; preventing blocking of lawful content, applications and services; and preventing unreasonable discrimination in the transmission of lawful Internet traffic. Although the prohibitions on blocking and interference are subject to reasonable network management practices, the FCC did not provide definitive guidance or safe harbors as to what actions constitute such practices. Rather, the FCC has opted to trade clarity for flexibility by further developing what constitutes reasonable network management practices on a complaint-driven case-by-case evaluation of actual practices. The rules took effect in 2011 and the FCC’s authority to establish those rules is subject to a challenge before the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this litigation, however, if the court finds that the FCC lacked jurisdiction, the FCC could, as a fallback, classify HSD as subject in whole or in part to Title II regulation as a common carrier. In 2010, the FCC opened a rulemaking on whether to reclassify broadband service as a Title II service and that docket remains open at the FCC. If the FCC were to reclassify broadband as a common carrier service subject to Title II regulation, then some states might follow suit and attempt to regulate broadband service as well. Any regulation of our HSD service as a common carrier subject to Title II common carrier could have an adverse impact on our business.

National Broadband Plan

In 2010, the FCC delivered to Congress the National Broadband Plan (“Plan”) as required by the American Recovery and Reinvestment Act. The Plan seeks to ensure that all people of the United States have access to affordable broadband capability; connect 100 million households to affordable 100 Mbps service; provide access to 1 Gbps service to community anchor institutions; increase mobile innovation by making 500 MHz of wireless spectrum newly available; increase broadband adoption rates from 65 percent to 90 percent; transition Universal Service Fund (“USF”) support from providing a legacy high-cost telephone subsidy to instead supporting affordable broadband in rural communities; enhance public safety by ensuring first responder access to a nationwide, wireless interoperable public safety network; and ensure that all consumers can track and manage their real-time energy consumption via broadband connectivity. The Plan includes more than 60 key actions, proceedings, and initiatives the FCC intends to undertake. The FCC proposes a variety of incentives to spur private investment in broadband deployment, including the repurposing of certain USF monies. The Plan calls for closing the gap between the telecommunications and cable pole attachment rates (see discussion under “Cable System Operations and Cable Services: Pole Attachments”); new rules affecting set-top boxes (see discussion under “Cable System Operations and Cable Services: Cable Equipment”); efforts to increase the transparency of privacy practices to consumers and gaining informed consent from consumers for information collection (see discussion under “Cable System Operations and Cable Services: Privacy and Data Security”); and standardization of technical measures of broadband performance (speed) and disclosure requirements to consumers. The Plan also recommends stronger cybersecurity protections and defenses by HSD providers as well as increased reporting obligations. In July 2010, the FCC, in conjunction with its implementation of the National Broadband Plan, issued a Public Notice to seek comment on whether to impose strict “network outage reporting” requirements for certain outages of 30 minutes or more on broadband Internet service providers. We cannot predict what, if any, requirements will be placed on our provision of HSD services or our operation of HSD facilities or what impact the Plan and the related FCC rulemakings and actions by other regulatory agencies or Congress will ultimately have on our business or what advantages may be given to services that may compete with ours.

Universal Service Fund

In 2011, the FCC adopted a series of reforms to the USF support mechanism. Included in these changes was the establishment of the Connect America Fund that will eventually replace all high-cost support mechanisms. The fund will help to make broadband available to areas that do not have or would not have broadband service, including an additional $300 million during 2012 in the form of one-time support to accelerate deployment of broadband networks. Moreover, the FCC will require all entities designated as an “eligible telecommunications carrier” to offer broadband services in addition to voice services.

In April 2012, the FCC issued a Further Notice of Proposed Rulemaking (“2012 FNPRM”) which proposed, among other things imposing USF fees on broadband Internet access as well as imposing USF contributions on the full price of a bundle that included both assessable and non-assessable services. We cannot predict whether the FCC will impose USF contribution obligations on any of our HSD services either directly or indirectly through a bundled-offering assessment. Any such increased costs, however, would increase our cost of service to consumers and that could adversely affect our business. For a more complete discussion of the 2012 FNPRM, please refer to the Voice-over-Internet Protocol Telephony Service section below.

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

Voice-over-Internet Protocol Telephony Service

Federal Law

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Most major cable operators now offer voice-over-Internet protocol (VoIP) telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, considered or attempted differing regulatory treatment, ranging from minimal or no regulation to heavily-regulated common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation.

Federal Regulatory Obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. Since 2007, the FCC has required interconnected VoIP providers, such as us, to pay regulatory fees based on revenues reported on the FCC Form 499A at the same rate as interstate telecommunications service providers. The FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, Customer Proprietary Network Information (“CPNI”), local number portability, disability access, and Form 477 (subscriber information) reporting obligations. In April 2010, the FCC issued a NOI and a NPRM that would transition high-cost program funds from analog telephony to the provision of broadband services. In February 2012, the FCC released a Report and Order extending its outage reporting requirements applied to traditional, circuit-switched telephone services to providers of interconnected VoIP service. In January 2012, the FCC issued an Order requiring all VoIP providers holding Section 214 international authority to register with the FCC, modifying information collection methods for those providers with $5 million or less of annual international service revenue and imposing new reporting requirements on those with more than $5 million. Effective December 16, 2012, VoIP providers also became subject to new requirements to report outages to the FCC. It is unknown how these new requirements, or how other conclusions that the FCC may reach, or actions it may take, could affect our business.

In addition to announcing its reforms to the USF support mechanism in 2011, the FCC announced that it will eventually abandon the calling-party-network-pays model for intercarrier compensation, transitioning to a bill-and-keep model that will eliminate competitive distortions between wireline and wireless services and promote the overall goal of modernizing the rules to aid the transition to all Internet protocol traffic. We cannot predict how these various changes may either add costs or burdens to our existing VoIP and broadband services or how they may potentially benefit those who provide competing services.

As part of the 2012 FNPRM, the FCC proposed imposing USF contribution requirements on revenues from enterprise communications services and the total amount of bundled service offerings, thereby imposing fees on currently non-assessable services. The FCC also sought comment on imposing a USF fee on a per-connection or phone number basis, instead of on a revenue basis as well as limits on how providers list and recover USF fees on customer bills.

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

We operate in a highly competitive business environment and, in many instances, face competitors that, compared to us, have greater resources and operating capabilities, fewer regulatory burdens, easier access to financing, more favorable brand recognition, and long-standing relationships with regulatory authorities and customers.

DBS providers, principally DirecTV and DISH, are our most significant video competitors. We have historically faced, and expect to continue to face, intense competition from these DBS providers, who have used discounted promotional pricing, more advanced consumer equipment, a larger number of HD channels, and, in the case of DirecTV, exclusive NFL programming to attract new customers. Additionally, in many of our service areas, these DBS providers have entered into co-marketing arrangements with local telephone companies to offer a DBS provided video service bundled with DSL, phone and, in some cases, wireless service offered by a local telephone company. We and other cable companies have lost a significant number of video customers to DBS providers, and we expect to continue to face serious challenges from them in the future.

Our video service also competes with local telephone companies that have deployed fiber-based networks in 12% of our footprint and with other video providers in 18% of our footprint, based upon visual inspections and other limited estimated techniques. If further build-outs of such fiber-based networks or other video systems were to occur in our service areas, we would face greater competition for video customers.

Increasingly, our video service faces competition from companies that deliver movies and television programs over the Internet. While we do not believe such OTTV offerings currently offer a full replacement for our video service, as they generally do not offer live content, local broadcasting or sports programming, OTTV providers continue to expand their offerings and, in some cases, offer content that we do not provide. If OTTV providers were to offer popular content that consumers accepted as an adequate, if not preferable, replacement to our video service, we may experience greater levels of video customer losses.

Our HSD service primarily competes with local telephone companies, including AT&T and CenturyLink, and other providers of high-speed Internet access. In most of our markets, our HSD service faces competition from DSL service, which is typically limited to downstream speeds ranging from 1.5Mbps to 3Mbps, compared to our downstream speeds ranging from 3Mbps to 105Mbps, but is generally offered at prices lower than our HSD service. In some service areas, the local telephone companies have extended fiber deeper into their networks, allowing them to offer higher speed DSL service, but still at speeds less than our HSD service. In certain of our other service areas, local telephone companies and other service providers have deployed fiber-based networks that allow them to offer high-speed Internet service similar to our own. AT&T has recently announced plans to extend its fiber based footprint, but has not specifically identified markets for this expansion. We may face greater competition for HSD customers if these fiber-based networks were further extended into our markets.

Many wireless communications companies also offer a wireless Internet service that we believe is generally not comparable to our HSD service in terms of speed or reliability. However, we may face greater competition for HSD customers in the future if such wireless Internet service offerings were to improve.

Our phone service primarily competes with the local telephone companies noted above, wireless communications companies and other VoIP providers. As more consumers continue to replace their traditional wireline phone service with a wireless product, we expect to face greater levels of pricing pressure and competition for phone customers.

The business services we provide to SMB and large enterprise customers generally compete with the local telephone companies, who have more extensive network coverage and longer-term relationships with the business community. We may not be able to continue to grow our business services revenues by taking more market share if our competitors decide to compete vigorously on price and service.

We also compete with many other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising. If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate.

In order to attract new customers and maintain our existing customer base, we make promotional offers that include short-term promotional offers on service and/or equipment, which may result in significant marketing, programming and other operating expenses, and greater levels of capital expenditures. As we expand our offerings to introduce new and enhanced services, we will be subject to further competition from other providers.

We are unable to predict the effects that competition may have on our business, and a continuation, or worsening, of such competitive factors as discussed above could adversely affect our business, financial condition and results of operations.

Weaker than anticipated recovery in the U.S. economy may adversely impact our business, financial condition and results of operations.

The United States economy continues to experience a weak recovery from the recession, and prospects for faster economic growth are uncertain. Because our video service is an established and highly penetrated business, our ability to gain new video customers depends, in part, on growth in occupied housing in our service areas, which is influenced by both local and national economic conditions. If the number of occupied homes in our service areas were to decline or not grow at all, our ability to attract and retain new video customers and maintain or grow our revenues would diminish. Continued lackluster recovery may hinder job creation, housing starts and personal income gains, and hurt consumer confidence, which may result in slower customer growth for us, downgrades of our services, and lower demand for our phone service, premium video offerings and higher-speed HSD tiers. A continuation, or worsening, of such factors could adversely impact our business, financial condition and results of operations.

The continuing increases in programming costs may drive the pricing of our video services to levels that are deemed unaffordable by our customers, which could have an adverse effect on our business, financial condition and results of operations.

Video programming expenses have historically been, and we expect will continue to be, our largest single expense item and, in recent years, have reflected substantial percentage increases, on a per-unit basis, well in excess of the inflation rate or the change in the consumer price index, caused by higher charges for national and regional sports networks and rising retransmission consent fees imposed by local broadcast stations. We believe these expenses will continue to grow at a significant rate due to increasing contractual demands, mainly by the large media conglomerates, who own or control most of the popular cable networks and major market local broadcast stations, and large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in many cases, manage, control or own multiple local broadcast stations in the same market.

Because of the concentrated cross-ownership of popular cable networks and major market local broadcast stations, or the concentrated cross-ownership or control of large groups of local broadcast stations, we have a limited ability to individually or selectively negotiate for programming and provide our customers with a choice of programming that they may wish to receive. If we are unable to successfully negotiate new agreements with these programmers when our current agreements expire, they could require us to cease carrying their signals, possibly for an indefinite period, which may result in a loss of video customers and advertising revenue. We also may be obligated to carry additional programming that we would otherwise not offer because of the negotiating leverage these large programming companies have over us, which may increase our programming expenses. While such growth in programming expenses can be partially offset by rate increases, our video gross margins will continue to decline if they cannot be fully offset. If increases in our programming costs were to drive the pricing of our video services to levels that are deemed unaffordable, our customers may no longer purchase our video services and instead rely on over-the-air viewing or use an OTTV service, which could have an adverse effect on our business, financial condition and results of operations.

We may be unable to keep pace with rapid technological change that could adversely affect our business, financial condition and results of operations.

We operate in a rapidly changing, consumer-driven environment and our success depends, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to distinguish our services. If our competitors were to acquire or develop and introduce new products and services that we do not currently offer, we may be required to deploy greater levels of capital investment than we would otherwise deploy to maintain our competitive position. If we are unsuccessful in keeping pace with future developments, and chose technologies or equipment that are less effective, cost-efficient or attractive to customers than those offered by our competitors, we may experience customer losses and our business, financial condition and results of operations may be adversely affected.

We may be unable to secure necessary hardware, software, telecommunications and operational support, which may impair our ability to provision and service our customers.

Third-party firms provide some of the components used in delivering our products and services, including set-top boxes, DVRs and VOD equipment; interactive programming set-top guide; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber optic cable and construction services for expansion and upgrades of our network; and our customer billing platform. Some of these companies may have negotiating leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. In many cases, some of these hardware, software and operational support vendors and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity, and our operations depend on a successful relationship with these companies. Specific to set-top boxes, we rely on third-party providers to make available to us new, cost-effective set-top boxes, with multi-room DVR capabilities, and new interactive set-top programming guides that allow us to offer our video customers an enhanced user experience and maintain parity with our competitors. If such vendors were unable to provide in a timely manner the next generation of set-top boxes and programming guides that our customers prefer compared to those offered by our competitors, and in quantities to meet our requirements, we may experience future video customer losses.

Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events affecting these suppliers could negatively affect our ability to effectively provision and service our customers. If such events were to occur, our business, financial condition and results of operations could be negatively affected.

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such networks, systems or technologies resulting from “cyber attacks,” natural disasters or other material events outside our control have a material adverse effect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, disruptions or failures caused by “cyber attacks” such as computer hacking, computer viruses, denial of service attacks, worms or other disruptive software could have a devastating impact on our business. Our network and information systems are also vulnerable to damage resulting from power outages, natural disasters, terrorist attacks and other material events that are outside our control. Any such event may cause degradation or disruption of service, excessive volume to call centers, and damage to our plant, equipment, data and reputation.

We may also be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology system and networks, including customer, personnel and vendor data. If such risks were to materialize, we may be subject to significant costs and expenses, or damage to our reputation and credibility, which could adversely affect our business, financial condition, and results of operations. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks, particularly for businesses like ours that handle a large amount of personal customer data.

We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have a material adverse effect our business, financial condition, and results of operations.

Our business depends on certain intellectual property rights and on not infringing on the intellectual property rights of others.

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third-party firms have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming; result in costly litigation and diversion of technical and management personnel; and require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that any indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high monetary awards that are not predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.

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

Our success is substantially dependent upon the retention of, and the continued performance by, MCC’s key personnel, including Rocco B. Commisso, MCC’s Chairman and Chief Executive Officer. If any of MCC’s key personnel cease to participate in our business and operations, it could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Financial Condition

We have substantial debt and have significant interest payments and debt repayments, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

As of December 31, 2012, our total debt was approximately $1.959 billion. Because of our substantial indebtedness, we are highly leveraged and will continue to be so, which could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to adapt to changing market conditions;

•	restrict us from making strategic acquisitions or cause us to make divestitures or strategic or non-strategic assets;

•

require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of such cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our debt service obligations require us to use a large portion of our cash flows from operations flows to pay principal and interest, reducing our ability to finance our operations, capital expenditures and other activities. Outstanding debt under our bank credit facility (the “credit facility”) has a variable rate of interest determined by either the London Interbank Offered Rate (“LIBOR”), or the Prime rate, chosen at our discretion, plus a margin, which varies depending on certain financial ratios as defined in the credit agreement governing the credit facility (the “credit agreement”). If such variable rates were to increase, or if we were to incur additional indebtedness, we may be required to pay additional interest expense, which would have an adverse effect on our results of operations.

We believe that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including, as of December 31, 2012, scheduled term loan maturities of $16.0 million during each of the years ending December 31, 2013 and December 31, 2014. However, in the longer term, specifically 2015 and beyond, we will do not expect to generate enough cash flows from operations to satisfy our maturing term loans and senior notes. Accordingly, we will have to refinance existing obligations to extend maturities, or raise additional capital through debt or equity issuances or both.

There can be no assurance that we will be able to raise such capital to refinance our existing obligations, or that we can do so on favorable terms. If we were unable to successfully refinance our existing obligations, we may have to cancel or scale back future capital spending programs or sell assets, which may affect our ability to compete effectively, and have an adverse affect on our financial condition and results of operations.

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

There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition and results of operations.

A default under our credit agreement or indenture could result in an acceleration of our indebtedness and other material adverse effects.

The credit agreement contains various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of December 31, 2012, the principal financial covenants of the credit agreement required compliance with a total leverage ratio (as defined in the credit agreement) of no more than 6.0 to 1.0 at any time and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0 at the end of a quarterly period. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014.

The indenture governing our senior notes (the “indenture”) contains various covenants, though they are generally less restrictive than those found in our credit facility. As of such date, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. See Note 6 in our Notes to Consolidated Financial Statements.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a positive outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a positive outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

We have experienced net losses and may generate net losses in the future.

We experienced net losses for several years prior to 2008, and may report net losses in the future. In general, these prior net losses have principally resulted from depreciation and amortization expenses associated with our acquisitions and capital expenditures related to expanding and upgrading of our cable systems, interest expense related to our indebtedness and net losses on derivatives. If we were to report net losses in the future, such losses may prevent some investors from investing in our securities, thus limiting our ability to attract needed financing on favorable terms, if at all, which could adversely impact our financial condition.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2012, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $196 million on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

Accounting Standards Codification (ASC) No. 350 — Intangibles — Goodwill and Other (“ASC 350”) requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. ASC 350 also requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

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

Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. However, significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant non-cash operating loss, which could have an adverse effect on our financial condition and results of operations.

Our annual impairment analysis was performed as of October 1, 2012, and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.

Risks Related to Legislative and Regulatory Matters

Changes in government regulation could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. Recently introduced legislation could entirely change the framework under which broadcast signals are carried, including removing the copyright compulsory license, and lifting restrictions on how we offer our basic tier services. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The FCC’s comprehensive implementation of changes under its National Broadband Plan, in addition to increasing our costs, may provide advantages to our competitors by subsidizing their costs, providing them with regulatory advantages and/or lowering barriers to entry. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

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

Our cable systems are operated under non-exclusive franchises. As of December 31, 2012, we believe that various entities are currently offering video service, through wireline distribution networks, to about 30% of our estimated homes passed.

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

The regulatory status of providing HSD service by cable companies remains uncertain. If the FCC reclassifies Internet access service and regulates it as a Title II telecommunications service, this could impose significant new regulatory burdens and costs. The manner in which the FCC interprets and enforces its network neutrality obligations on our HSD service could add regulatory burdens, further restrict the methods we may employ to manage the operation of our network, increase our costs and may require us to make additional capital expenditures, thus adversely affecting our business. Moreover, if the FCC’s jurisdiction to regulate broadband Internet access is upheld by the court, the type of jurisdiction found to exist may permit even more expansive and invasive regulation of our HSD service. See “Business — Legislation and Regulation — HSD Service — Federal Regulation.”

Government financing of broadband providers in our service areas could adverse impact our business.

The changes brought about by the introduction of the Connect America Fund and other changes to how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or VoIP services that could increase the cost of our services and harm our ability to compete. See “Business — Legislation and Regulation — HSD Service — Federal Regulation” and “Business — Legistlation and Regulation — Voice-over-Internet-Protocol Telephony Service — Federal Regulatory Obligations.”

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

Changes in pole attachment regulations or actions by pole owners could significantly increase our pole attachment costs.

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

Risks Related to MCC’s Chairman and Chief Executive Officer’s Controlling Position

MCC’s Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his ownership interest could result in a change of control that would have unpredictable effects.

An entity wholly-owned by Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, is the sole shareholder of MCC. Our debt arrangements provide that a default may result upon certain change of control events, including if Mr. Commisso were to sell a significant stake in us or MCC to a third party. Our debt agreements provide, however, that a change of control will not be deemed to have occurred so long as MCC continues to be our manager and Mr. Commisso continues to be MCC’s Chairman and Chief Executive Officer.

A change in control could result in a default under our debt arrangements, require us to offer to repurchase our senior notes at 101% of their principal amount, trigger a variety of federal, state and local regulatory consent requirements and potentially limit MCC’s further utilization of net operating losses for income tax purposes. Any of the foregoing results could adversely affect our results of operations and financial condition.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2008 through 2012 and balance sheet data and operating data as of December 31, 2008 through 2012, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010 (9)(10)	2009 (9)(10)	2008 (9) (10)
Statement of Operations Data:
Revenues	$897,420	$874,760	$847,661	$833,843	$786,035
Costs and expenses:
Service costs	356,915	351,922	354,011	340,632	318,040
Selling, general and administrative expenses	180,736	173,855	168,938	166,079	168,337
Management fee expense	14,335	15,452	15,775	15,487	15,076
Depreciation and amortization	151,240	143,999	131,733	119,159	116,461

Operating income	194,194	189,532	177,204	192,486	168,121
Interest expense, net	(112,561)	(111,509)	(112,106)	(112,474)	(113,846)
Gain (loss) on derivatives, net	6,217	(17,911)	(14,703)	16,717	(31,030)
Loss on early extinguishment of debt	(11,114)	—	—	—	—
Other expense, net	(1,483)	(2,136)	(2,230)	(5,000)	(5,409)

Net income	$75,253	$57,976	$48,165	$91,729	$17,836

Balance Sheet Data (end of period):
Total assets	$2,286,159	$2,287,345	$2,311,054	$2,326,650	$2,429,927
Total debt	$1,959,000	$1,997,000	$1,865,000	$1,855,000	$1,796,000
Total member’s (deficit) equity	$(59,323)	$(108,344)	$101,411	$130,743	$282,277
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$231,038	$277,559	$256,031	$215,131	$134,018
Investing activities	$(155,784)	$(160,380)	$(147,500)	$(128,513)	$(141,238)
Financing activities	$(75,188)	$(138,572)	$(87,084)	$(90,444)	$13,646
Other Data:
OIBDA(1)	$345,434	$333,531	$308,937	$311,645	$284,582
OIBDA margin(2)	38.5%	38.1%	36.4%	37.4%	36.2%
Ratio of earnings to fixed charges and preferred dividends(3)	1.41	1.28	1.21	1.53	—
Operating Data: (end of period)
Estimated homes passed (4)	1,493,000	1,524,000	1,520,000	1,514,000	1,484,000
Video customers (5)	558,000	596,000	663,000	690,000	717,000
HSD customers (6)	505,000	468,000	459,000	428,000	400,000
Phone customers (7)	190,000	180,000	175,000	152,000	134,000
PSUs (8)	1,253,000	1,244,000	1,297,000	1,270,000	1,251,000

(1)	“OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define OIBDA as operating income before depreciation and amortization. OIBDA has inherent limitations as discussed below.

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

In our Annual Reports on Form 10-K for the years ended December 31, 2010, 2009 and 2008, we presented OIBDA as adjusted for non-cash share-based compensation, or “Adjusted OIBDA.” We no longer record non-cash share-based compensation, and believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results. See Notes 2, 9 and 11 in our Notes to Consolidated Financial Statements.

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
OIBDA	$345,434	$333,531	$308,937	$311,645	$284,582
Depreciation and amortization	(151,240)	(143,999)	(131,733)	(119,159)	(116,461)

Operating income	$194,194	$189,532	$177,204	$192,486	$168,121

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.

(3)	The ratio of earnings to fixed charges and preferred dividends was 1.41, 1.28, 1.21 and 1.53 for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. Earnings were insufficient to cover fixed charges and preferred dividends by $1.1 million for the year ended December 31, 2008. Refer to Exhibit 12.1 to this Annual Report for additional information.

(4)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines. Estimated homes passed are an estimate based on the best information currently available.

(5)	Represents customers receiving one or more video services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent video customers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to video customers in that system. This conversion method is generally consistent with the methodology used in determining payments to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(6)	Represents customers receiving HSD service. Small to medium-sized commercial HSD accounts are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents customers receiving phone service. Small to medium-sized commercial phone accounts are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(8)	Represents the sum of video, HSD and phone customers.

(9)	Certain amounts included in the years ended December 31, 2008 through 2010 have been revised. See Note 2 in our Notes to Consolidated Financial Statements for the effects on the December 31, 2010 Consolidated Balance Sheet and on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

(10)	The following table presents the impact of the revision on our Consolidated Balance Sheets (dollars in thousands):

	As Previously Reported	Adjustment	As Revised
December 31, 2008		—	—
Total assets	$244,113	$(14,186)	$2,429,927

Capital contributions	634,910	(2,789)	632,121
Accumulated deficit	(338,447)	(11,397)	(349,844)

Total member’s deficit	$296,463	$(14,186)	$282,277

December 31, 2009
Total assets	$2,343,835	$(17,185)	$2,326,650

Capital contributions	409,675	(2,677)	406,998
Accumulated deficit	(261,747)	(14,508)	(276,255)

Total member’s deficit	$147,928	$(17,185)	$130,743

December 31, 2010
Total assets	$2,329,690	$(18,636)	$2,311,054

Capital contributions	346,675	(2,461)	344,214
Accumulated deficit	(226,628)	(16,175)	(242,803)

Total member’s deficit	$120,047	$(18,636)	$101,411

The following table presents the impact of the revision on our Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Depreciation expense	$116,048	$3,111	$119,159	$113,634	$2,827	$116,461
Operating income	195,597	(3,111)	192,486	170,948	(2,827)	168,121
Net income	94,840	(3,111)	91,729	20,663	(2,827)	17,836

The following table presents the impact of the revision on our Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net cash flows provided by (used in):
Operating activities	$212,238	$2,893	$215,131	$131,619	$2,399	$134,018
Investing activities	(125,620)	(2,893)	(128,513)	(138,839)	(2,399)	(141,238)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2012, 2011 and 2010.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of December 31, 2012, we served approximately 558,000 video customers, 505,000 high-speed data (“HSD”) customers and 190,000 phone customers, aggregating 1.25 million primary service units (“PSUs”).

We provide our residential and commercial customers with a wide variety of products and services, including our primary services of video, HSD and phone. We also provide network and transport services to medium and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.

We expect we will continue to increase revenues through growth in our business services and, to a lesser extent, residential revenues. Business services revenues are expected to grow through HSD and phone sales to small-to-medium sized companies and greater revenues from cell tower backhaul and large enterprise class services. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, with additional contributions from customers taking higher HSD speed tiers and more customers taking our advanced video services.

Our performance has been affected by soft economic conditions and significant video competition. We believe the slow economic recovery, the higher than expected unemployment levels, and lackluster consumer spending have largely contributed to lower connect activity for all of our services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced consumer equipment and exclusive sports programming, which we believe have contributed to video customer losses in our markets. At the same time, our video programming costs on a per-unit basis have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with soft economic conditions, has contributed to further video customer losses. While we expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, if such losses were to continue, we may experience future annual declines in video revenues.

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer, we believe our HSD product is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD product today with speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services of video, HSD, and phone, and network and transport solutions largely compete with local phone companies, or local exchange carriers (“LECs”). Our fast-growing cell tower backhaul business primarily competes with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Due to the strong contributions of political advertising in 2012 during a national election year, we may experience a decline in advertising revenues in 2013.

For the year ended December 31, 2012, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2013 at similar levels to our experience in 2012. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing contractual demands of large programmers, who each own or control a significant number of popular cable networks, including sports programming, and increasing retransmission consent fees charged by large television broadcast station groups, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2012 Developments

In August 2012, we obtained a new term loan in the aggregate principal amount of $200.0 million under our existing bank credit facility (the “credit facility”) and issued new 6 3/8% senior notes in the aggregate principal amount of $300.0 million (together, the “financings”). In September 2012, we used the proceeds of the financings to purchase $74.8 million of our 8 1/2% senior notes due 2015 (the “8 1/2% Notes”) through a cash tender offer, and in October 2012, we redeemed the remaining $425.2 million of 8 1/2% Notes (the “Redemption”). For more information, see “— Liquidity and Capital Resources — Financing Activities During 2012” and Note 6 in our Notes to Consolidated Financial Statements.

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

Business Services

Business services revenues primarily represent monthly fees charged to our commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large businesses, including revenues from cell tower backhaul and enterprise class services.

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

In our Annual Report on Form 10-K for the year ended December 31, 2010, we presented OIBDA as adjusted for non-cash share-based compensation, or “Adjusted OIBDA.” We no longer record non-cash share-based compensation, and believe OIBDA is the most appropriate measure to evaluate our performance and forecast future results. See Notes 2, 8 and 11 in our Notes to Consolidated Financial Statements.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2012 and 2011 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues	$897,420	$874,760	$22,660	2.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	356,915	351,922	4,993	1.4%
Selling, general and administrative expenses	180,736	173,855	6,881	4.0%
Management fee expense	14,335	15,452	(1,117)	(7.2%)
Depreciation and amortization	151,240	143,999	7,241	5.0%

Operating income	194,194	189,532	4,662	2.5%
Interest expense, net	(112,561)	(111,509)	(1,052)	0.9%
Gain (loss) on derivatives, net	6,217	(17,911)	24,128	NM
Loss on early extinguishment of debt	(11,114)	—	(11,114)	NM
Other expense, net	(1,483)	(2,136)	653	(30.6%)

Net income	$75,253	$57,976	$17,277	29.8%

OIBDA	$345,434	$333,531	$11,903	3.6%

The table below represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
OIBDA	$345,434	$333,531	$11,903	3.6%
Depreciation and amortization	(151,240)	(143,999)	(7,241)	5.0%

Operating income	$194,194	$189,532	$4,662	2.5%

Revenues

The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics as of, and for the years ended, December 31, 2012 and 2011 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Video	$464,732	$483,953	$(19,221)	(4.0%)
HSD	226,711	208,792	17,919	8.6%
Phone	66,552	66,942	(390)	(0.6%)
Business services	83,795	65,098	18,697	28.7%
Advertising	55,630	49,975	5,655	11.3%

Total	$897,420	$874,760	$22,660	2.6%

	Year Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Video customers	558,000	596,000	(38,000)	(6.4%)
HSD customers	505,000	468,000	37,000	7.9%
Phone customers	190,000	180,000	10,000	5.6%

Primary service units (PSUs)	1,253,000	1,244,000	9,000	0.7%

Average total monthly revenue per video customer (1)	$129.61	$115.80	$13.81	11.9%
Average total monthly revenue per PSU (2)	$59.90	$57.38	$2.52	4.4%

(1)	Represents average total monthly revenues for the year divided by average video customers for the year.

(2)	Represents average total monthly revenues for the year divided by average PSUs for the year.

Revenues increased 2.6%, primarily due to higher contributions from business services, HSD and, to a lesser extent, advertising revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 11.9% to $129.61, and average total monthly revenue per PSU increased 4.4% to $59.90.

Video revenues declined 4.0%, mainly due to residential video customer losses, which were partly offset by higher unit pricing. During the year ended December 31, 2012, we lost 38,000 video customers, compared to a loss of 67,000 video customers in the prior year. As of December 31, 2012, we served 558,000 video customers, or 37.4% of our estimated homes passed.

HSD revenues grew 8.6%, largely as a result of higher unit pricing and, to a lesser extent, a greater residential HSD customer base. During the year ended December 31, 2012, we gained 37,000 HSD customers, compared to an increase of 9,000 HSD customers in the prior year. As of December 31, 2012, we served 505,000 HSD customers, or 33.8% of our estimated homes passed.

Phone revenues decreased 0.6%, largely as a result of lower revenues provided by additional services and essentially flat recurring monthly revenues. During the year ended December 31, 2012, we gained 10,000 phone customers, compared to an increase of 5,000 phone customers in the prior year. As of December 31, 2012, we served 190,000 phone customers, or 12.7% of our estimated homes passed.

Business services revenues rose 28.7%, primarily due to greater revenues from our enterprise networks business, principally for wireless telephone providers’ cell tower backhaul requirements, and an increase in commercial HSD and, to a lesser extent, phone customers.

Advertising revenues grew 11.3%, principally due to strong political revenues during a national election year and, to a lesser extent, greater automotive advertising.

Costs and Expenses

Service costs increased 1.4%, primarily due to greater field operating, employee and HSD service costs, mostly offset by lower utilities, phone service and programming expenses. Field operating costs grew 13.7%, largely as a result of a greater use of outside contractors and, to a lesser extent, higher fiber lease and cable location costs. Employee costs increased 6.6%, principally due to higher staffing levels and, to a lesser extent, unfavorable employee benefit adjustments. HSD service costs grew 28.0%, largely as a result of increased bandwidth requirements by our HSD customers, partly due to unit growth, and, to a lesser extent, greater spending on customer self-installation kits. Utilities costs fell 10.5%, principally as a result of decreased pole rental and electricity expenses. Phone service expenses dropped 11.3%, substantially due to cost savings resulting from our transition from a third-party provider to an internal phone service platform. Programming expenses declined 0.5%, largely as a result of a lower video customer base, mostly offset by significantly greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by programming vendors. Service costs as a percentage of revenues were 39.8% and 40.2% for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses grew 4.0%, principally as a result of higher employee and, to a lesser extent, marketing costs, offset in part by lower bad debt expense. Employee costs were 11.2% higher, largely as a result of increased business services marketing and customer service staffing levels. Marketing costs increased 9.3%, primarily due to greater spending on direct mail, internet advertising and costs related to our rebranding campaign. Bad debt expense fell by 7.7%, principally due to a lower number of written-off accounts. Selling, general and administrative expenses as a percentage of revenues were 20.1% and 19.9% for the years ended December 31, 2012 and 2011, respectively.

Management fee expense declined 7.2%, reflecting lower fees charged by MCC. Management fee expense as a percentage of revenues was 1.6% and 1.8% for the years ended December 31, 2012 and 2011, respectively.

Depreciation and amortization increased 5.0%, largely as a result of the depreciation of investments in shorter-lived customer premise equipment and our internal phone service platform.

OIBDA

OIBDA grew 3.6%, principally due to greater revenues, offset in part by higher selling, general and administrative expenses and service costs.

Operating Income

Operating income increased 2.5%, as the growth in OIBDA was partly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 0.9%, substantially due to greater average outstanding indebtedness.

Gain (loss) on Derivatives, Net

As of December 31, 2012, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.1 billion, of which $300.0 million are forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $6.2 million for the year ended December 31, 2012, compared to a net loss on derivatives of $17.9 million for the year ended December 31, 2011.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $11.1 million for the year ended December 31, 2012, of which $3.3 million represented the non-cash write-off of certain deferred financing costs associated with prior financings that were repaid during the period.

Other Expense, Net

Other expense, net, was $1.5 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, other expense, net, consisted of $1.0 million of revolving credit facility commitment fees and $0.5 million of other fees. During the year ended December 31, 2011, other expense, net, consisted of $1.2 million of revolving credit facility commitment fees and $0.9 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $75.3 million for the year ended December 31, 2012, compared to $58.0 million in the prior year.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

During the fourth quarter of 2011, we identified and corrected errors in the manner in which we recorded fixed assets and the related depreciation expense on fixed assets purchased by MCC on behalf of our operating subsidiaries. Such capital expenditures and associated depreciation were recorded at MCC, whereas they were related to, and should have been incurred by, our operating subsidiaries. Accordingly, we revised previously reported results for all affected periods. Refer to Note 2 in our Notes to Consolidated Financial Statements for more information about the financial statement impact of this revision. The discussion and analysis included herein includes statements based on the revised financial results for the year ended December 31, 2010.

The tables below set forth our unaudited consolidated statements of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

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

Revenues

The tables below set forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2011 and 2010 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Video	$483,953	$487,919	$(3,966)	(0.8%)
HSD	208,792	191,369	17,423	9.1%
Phone	66,942	63,313	3,629	5.7%
Business services	65,098	54,036	11,062	20.5%
Advertising	49,975	51,024	(1,049)	(2.1%)

Total	$874,760	$847,661	$27,099	3.2%

	Year Ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Video customers	596,000	663,000	(67,000)	(10.1%)
HSD customers	468,000	459,000	9,000	2.0%
Phone customers	180,000	175,000	5,000	2.9%

Primary service units (PSUs)	1,244,000	1,297,000	(53,000)	(4.1%)
Average total monthly revenue per video customer	$115.80	$104.42	$11.39	10.9%
Average total monthly revenue per PSU	$57.38	$55.04	$2.34	4.3%

Revenues increased 3.2%, primarily due to higher HSD, business services and, to a much lesser extent, phone revenues. Average total monthly revenue per video customer increased 10.9% to $115.80, and average total monthly revenue per PSU increased 4.3% to $57.38.

Video revenues declined 0.8%, as lower revenues resulting from residential video customer losses were mostly offset by higher unit pricing. During the year ended December 31, 2011, we lost 67,000 video customers, compared to a loss of 27,000 video customers in the prior year, as a result of aggressive marketing and promotional offers by our competitors, which included higher levels of discounted pricing. As of December 31, 2011, we served 596,000 video customers, or 39.1% of our estimated homes passed.

HSD revenues grew 9.1%, primarily due to higher unit pricing and a larger residential HSD customer base. During the year ended December 31, 2011, we gained 9,000 HSD customers, compared to an increase of 31,000 in the prior year. As of December 31, 2011, we served 468,000 HSD customers, or 30.7% of our estimated homes passed.

Phone revenues were 5.7% higher, largely a result of higher unit pricing and an increased residential phone customer base. During the year ended December 31, 2011, we gained 5,000 phone customers, compared to an increase of 23,000 phone customers in the prior year. As of December 31, 2011, we served 180,000 phone customers, or 11.8% of our estimated homes passed.

Business services revenues rose 20.5%, primarily due to greater revenues from our enterprise networks business, principally for cell tower backhaul, and an increase in commercial HSD and phone customers.

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

Management fee expense fell 2.0%, reflecting lower fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.9% for the years ended December 31, 2011 and 2010, respectively.

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

Interest Expense, Net

Interest expense, net, decreased 0.5%, as a lower average cost of debt was mostly offset by higher average outstanding balances under the revolving credit facility.

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

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2012, our near-term liquidity requirements included scheduled term loan amortization of $16.0 million in each of the years ending December 31, 2013 and 2014.

As of December 31, 2012, our sources of liquidity included $11.8 million of cash and $82.9 million of unused and available commitments under our revolving credit commitments. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs for the next twelve months and the foreseeable future thereafter. See “— Capital Structure” for a discussion of the expiration dates of our revolving credit commitments, term loans and senior notes.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $231.0 million for the year ended December 31, 2012, primarily due to OIBDA of $345.4 million and, to a much lesser extent, the $2.3 million net change in operating assets and liabilities, offset in part by interest expense of $112.6 million. The net change in operating assets and liabilities was largely a result of a decrease in accounts receivable, net, of $5.5 million and, to a much lesser extent, a decrease in deferred revenue of $1.0 million, offset in part by an increase in prepaid expenses and other assets of $3.7 million.

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

Net cash flows used in investing activities were $155.8 million for the year ended December 31, 2012, due to $147.0 million of capital expenditures and a net change in accrued property, plant and equipment of $8.8 million.

Net cash flows used in investing activities were $160.4 million for the year ended December 31, 2011, due to $166.5 million of capital expenditures, offset in part by a $6.2 million redemption of cash and cash equivalents.

The $19.5 million decline in capital expenditures largely reflects reduced outlays for investments in our HSD and phone platforms.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $75.2 million for the year ended December 31, 2012, primarily due to the $500.0 million redemption of our existing 8 1/2% Notes and, to a much lesser extent, capital distribution to our parent, MCC, of $121.8 million, dividend payments on preferred members’ interest of $18.0 million and financing costs of $13.3 million, offset in part by the $300.0 million issuance of 6 3/8% Notes, net borrowings under the credit facility of $162.0 million and capital contributions from our parent, MCC, of $115.6 million.

Net cash flows used in financing activities were $138.6 million for the year ended December 31, 2011, primarily due to capital distributions to our parent, MCC, of $250.7 million and, to a much lesser extent, dividend payments on preferred members’ interest of $18.0 million, offset in part by net borrowings of $132.0 million under the revolving credit facility.

Financing Activities During 2012

New Financings

On August 20, 2012, our operating subsidiaries entered into an amended and restated credit agreement governing the credit facility (the “credit agreement”) that provided for a new term loan (“Term Loan G”) under the credit facility in the principal amount of $200.0 million. Net proceeds from Term Loan G of $192.2 million, after giving effect to financing costs of $7.8 million, were used to repay all outstanding debt under our revolving credit commitments, without any reduction in such commitments, and were used to fund a $70.0 million capital distribution to parent.

On August 28, 2012, we issued the 6 3/8% Notes in the aggregate principal amount of $300.0 million. After giving effect to $5.5 million of financing costs, net proceeds from the issuance of the 6 3/8% Notes of $294.5 million were used to fund the purchase of $74.8 million of our 8 1/2% Notes and a $26.0 million capital distribution to parent, with the balance used for general corporate purposes.

Tender Offer

On August 14, 2012, we commenced a cash tender offer (the “Tender Offer”) for up to $300.0 million of our outstanding 8 1/2% Notes, and we increased the Tender Offer to $350.0 million on August 20, 2012. Pursuant to the Tender Offer, on August 28, 2012 and September 12, 2012, we purchased $74.8 million in aggregate principal amount of our 8 1/2% Notes. The Tender Offer was funded with proceeds of the 6 3/8% Notes.

Redemption

On October 15, 2012, we redeemed $425.2 million in aggregate principal amount of our 8 1/2% Notes outstanding, representing the entire outstanding balance of such notes. These 8 1/2% Notes were redeemed at a price equal to $1,014.17 for each $1,000 principal amount outstanding, for an aggregate redemption price of $431.2 million. The redemption was funded with $203.1 million of cash and cash equivalents, borrowings of $132.0 million under our revolving credit commitments and the return by our parent of a $96.0 million capital distribution made to it in the third quarter of 2012.

Capital Structure

As of December 31, 2012, our total indebtedness was $1.959 billion, of which approximately 56% was at fixed interest rates or subject to interest rate protection. During the year ended December 31, 2012, we paid cash interest of $109.6 million, net of capitalized interest.

Bank Credit Facility

As of December 31, 2012, we maintained a $1.753 billion credit facility, comprising $1.537 billion of term loans with maturities ranging from January 2015 to January 2020, and $216.0 million of revolving credit commitments, which are scheduled to expire on December 31, 2016 (or July 31, 2014 if Term Loan D under the credit facility has not been repaid or refinanced prior to that date). As of the same date, we had $82.9 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $122.5 million of outstanding loans and $10.6 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2012, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and will be further reduced to 5.0 to 1.0 commencing on April 1, 2014.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2012, we had current interest rate swaps with various banks pursuant to which the rate on $800 million of floating rate debt was fixed at a rate of 3.3%. As of the same date, we also had $300 million of forward starting interest rate swaps with a fixed rate of 2.6%.

Including the effects of our interest rate swaps, the average interest rates on outstanding debt under the credit facility as of December 31, 2012 and 2011 were 4.6% and 4.4%, respectively.

Senior Notes

As of December 31, 2012, we had $300.0 million of outstanding senior notes, all of which mature in April 2023. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through December 31, 2012, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with positive outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3 by Moody’s, with a stable outlook, and B-, with a positive outlook, by Standard and Poor’s. We cannot assure you that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2012 and thereafter (dollars in thousands)*:

	Scheduled Debt Maturities	Operating Leases	Interest Expense(1)	Purchase Obligations(2)	Total
2013	$16,000	$3,291	$94,094	$7,473	$120,858
2014-2015	760,000	5,116	148,876	587	914,579
2016-2017	693,500	2,520	86,490	—	782,510
Thereafter	489,500	2,651	102,268	—	594,419

Total cash obligations	$1,959,000	$13,578	$431,728	$8,060	$2,412,366

*	Refer to Note 6 and Note 12 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and a discussion of our operating leases and other commitments and contingencies, respectively.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2012 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. There are no programming services included in our Purchase Obligations above.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2012, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $196 million on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2012, we held 497 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the In-use Excess Earnings DCF methodology to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights is Mediacom Broadband LLC. Comprising cable system clusters across several states Mediacom Broadband LLC is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2012, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 20% in the fair values determined for cable franchise rights at our reporting unit, an impairment loss of $40.1 million would result as of our impairment testing date of October 1, 2012. In addition, a hypothetical decline of up to 20% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2012.

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

In accordance with Accounting Standards Update No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2012, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and (v) other disclosure requirements particularly involving Level 3 inputs. This guidance was effective for us as of January 1, 2012. We adopted the ASU on January 1, 2012. ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011. We adopted ASU 2011-05 on January 1, 2012. ASU 2011-05 did not have a material impact on our financial statements or related disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the ASU on January 1, 2012. ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 expands the guidance in ASU 2011-08 to include indefinite-lived intangible assets other than goodwill. We adopted this ASU on December 1, 2012. ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2012, we had current interest rate swaps with various banks pursuant to which the interest rate on $800 million of floating rate debt was fixed at a rate of 3.3%. These current interest rate swaps are scheduled to expire in the amounts of $600 million and $200 million during the years ending December 31, 2014 and 2015, respectively. We also had forward interest rate swaps with various banks pursuant to which the interest rate on $300 million of floating rate debt was fixed at a rate of 2.6%, all of which commence during the year ended December 31, 2014. The fixed rates of the interest rate swaps are offset against the applicable London Interbank Offered Rate to determine the related interest expense.

Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2012, based on the mark-to-market valuation, we would have paid approximately $57.1 million, including accrued interest, if we terminated these interest rate swaps. Our interest rate exchange agreements and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2012 (dollars in thousands).

	Senior Notes	Bank Credit Facility	Total
Expected Maturity:
January 1, 2013 to December 31, 2013	$—	$16,000	$16,000
January 1, 2014 to December 31, 2014	—	16,000	16,000
January 1, 2015 to December 31, 2015	—	744,000	744,000
January 1, 2016 to December 31, 2016	—	130,500	130,500
January 1, 2017 to December 31, 2017	—	563,000	563,000
Thereafter	300,000	189,500	489,500

Total	$300,000	$1,659,000	$1,959,000

Fair Value	$307,500	$1,666,265	$1,973,765

Weighted Average Interest Rate	6.4%	4.6%	4.9%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 7, 2013

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$11,796	$11,730
Accounts receivable, net of allowance for doubtful accounts of $1,121 and $1,149	58,544	64,071
Prepaid expenses and other current assets	11,318	7,463

Total current assets	81,658	83,264
Property, plant and equipment, net of accumulated depreciation of $1,228,186 and $1,096,334	804,462	808,370
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,744 and $39,215	3	532
Other assets, net of accumulated amortization of $16,809 and $19,378	27,183	22,326

Total assets	$2,286,159	$2,287,345

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$168,033	$170,532
Deferred revenue	34,559	33,525
Current portion of long-term debt	16,000	14,000

Total current liabilities	218,592	218,057
Long-term debt, less current portion	1,943,000	1,983,000
Other non-current liabilities	33,890	44,632

Total liabilities	2,195,482	2,245,689
Commitments and contingencies (Note 12)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S DEFICIT
Capital contributions	86,112	94,344
Accumulated deficit	(145,435)	(202,688)

Total member’s deficit	(59,323)	(108,344)

Total liabilities, preferred members’ interest and member’s deficit	$2,286,159	$2,287,345

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues	$897,420	$874,760	$847,661
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	356,915	351,922	354,011
Selling, general and administrative expenses	180,736	173,855	168,938
Management fee expense	14,335	15,452	15,775
Depreciation and amortization	151,240	143,999	131,733

Operating income	194,194	189,532	177,204
Interest expense, net	(112,561)	(111,509)	(112,106)
Gain (loss) on derivatives, net	6,217	(17,911)	(14,703)
Loss on early extinguishment of debt	(11,114)	—	—
Other expense, net	(1,483)	(2,136)	(2,230)

Net income	$75,253	$57,976	$48,165
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$57,253	$39,976	$30,165

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY

(Dollars in thousands)

	Capital Contributions	Accumulated Deficit	Total
Balance, December 31, 2009	$406,998	$(276,255)	$130,743
Net income	—	48,165	48,165
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(63,000)	3,151	(59,849)
Other contributions from parent	216	—	216
Other	—	136	136

Balance, December 31, 2010	$344,214	$(242,803)	$101,411
Net income	—	57,976	57,976
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(250,700)	—	(250,700)
Other contributions from parent	133	—	133
Other	697	139	836

Balance, December 31, 2011	$94,344	$(202,688)	$(108,344)
Net income	—	75,253	75,253
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(121,825)	—	(121,825)
Other contributions from parent	114,500	—	114,500
Other	(907)	—	(907)

Balance, December 31, 2012	$86,112	$(145,435)	$(59,323)

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,253	$57,976	$48,165
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	151,240	143,999	131,733
(Gain) loss on derivatives, net	(6,217)	17,911	14,703
Loss on early extinguishment of debt (Note 6)	3,338	—	—
Amortization of deferred financing costs	5,109	4,345	3,992
Share-based compensation (Note 11)	—	697	1,305
Changes in assets and liabilities:
Accounts receivable, net	5,527	(10,709)	(4,431)
Accounts receivable — affiliates	—	28,785	54,959
Prepaid expenses and other assets	(3,658)	5,326	7,390
Accounts payable, accrued expenses and other current liabilities	(261)	28,074	(1,319)
Deferred revenue	1,034	1,685	172
Other non-current liabilities	(327)	(530)	(638)

Net cash flows provided by operating activities	$231,038	$277,559	$256,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(146,988)	$(166,533)	$(141,347)
Change in accrued property, plant and equipment	(8,796)	—	—
Redemption of (investment in) restricted cash and cash equivalents (Note 2)	—	6,153	(6,153)

Net cash flows used in investing activities	$(155,784)	$(160,380)	$(147,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$572,500	$505,900	$824,875
Repayment of bank debt	(410,500)	(373,900)	(814,875)
Issuance of senior notes	300,000	—	—
Redemption of senior notes	(500,000)	—	—
Dividend payments on preferred members’ interest	(18,000)	(18,000)	(18,000)
Capital distributions to parent (Note 8)	(121,825)	(250,700)	(63,000)
Capital contributions from parent (Note 8)	114,500	—	—
Financing costs	(13,316)	(2,218)	(9,628)
Other financing activities	1,453	346	(6,456)

Net cash flows used in financing activities	$(75,188)	$(138,572)	$(87,084)

Net increase (decrease) in cash	66	(21,393)	21,447
CASH, beginning of period	11,730	33,123	11,676

CASH, end of period	$11,796	$11,730	$33,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$109,611	$107,504	$109,034

NON-CASH TRANSACTIONS:
Capital expenditures accrued during the period	$—	$9,131	$—

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

The following table presents the impact of the revision on our Consolidated Balance Sheets (dollars in thousands):

	As of December 31, 2010
	As Previously Reported	Adjustment	As Revised
Accounts receivable — affiliates	$46,430	$(17,646)	$28,784
Total current assets	149,641	(17,646)	131,995
Property, plant and equipment, gross	1,747,071	(4,892)	1,742,179
Accumulated depreciation	(969,583)	3,902	(965,681)
Property, plant and equipment, net	777,488	(990)	776,498
Total assets	2,329,690	(18,636)	2,311,054
Member’s equity	120,047	(18,636)	101,411

The following table presents the impact of the revision on our Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Depreciation expense	$130,066	$1,667	$131,733
Operating income	178,871	(1,667)	177,204
Net income	49,832	(1,667)	48,165
Net income applicable to member	31,832	(1,667)	30,165

The following table presents the impact of the revision on our Consolidated Statements of Cash Flows (dollars in thousands):

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Net income	$49,832	$(1,667)	$48,165
Depreciation expense	130,066	1,667	131,733
Changes in assets and liabilities	50,579	5,554	56,133
Net cash flows provided by operating activities	250,477	5,554	256,031
Capital expenditures	(135,793)	(5,554)	(141,347)
Net cash flows used in investing activities	(141,946)	(5,554)	(147,500)

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $24.7 million, $24.9 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents represent funds pledged to insurance carriers as security under a master pledge and security agreement. Pledged funds are invested in short-term, highly liquid investments. We retained ownership of the pledged funds, and under the terms of the pledge and security agreement, we can withdraw any of the funds, with the restrictions removed from such funds, provided comparable substitute collateral is pledged to the insurance carriers. During 2010, we invested $6.2 million in restricted cash and cash equivalents. As of December 31, 2011, we had redeemed the entire amount.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, recoveries, historical experience and other currently available information.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and customer devices	5 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

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

We capitalize the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including capitalized interest. We perform periodic evaluations of the estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. See also Note 3.

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2012 and 2011, we capitalized approximately $1.0 million and $4.3 million, respectively of software development costs. Capitalized software had a net book value of $16.1 million and $15.1 million as of December 31, 2012 and 2011, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $22.9 million, $20.9 million and $20.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2012, we held 497 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the In-use Excess Earnings DCF methodology to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, comparable company data, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights is Mediacom Broadband LLC. Comprising cable system clusters across several states Mediacom Broadband LLC is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2012, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

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

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. As of December 31, 2012 and 2011, we had less than $0.1 million and $0.5 million of other finite-lived intangible assets, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $1.9 million and $2.1 million, respectively. Our estimated aggregate amortization expense for 2013 is less than $0.1 million.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2012 and 2011, respectively, (dollars in thousands):

Balance — December 31, 2010	$195,945
Acquisitions	—
Dispositions	—

Balance — December 31, 2011	$195,945
Acquisitions	—
Dispositions	—

Balance — December 31, 2012	$195,945

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $10.0 million and $6.4 million as of December 31, 2012 and 2011, respectively.

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of December 31, 2012 and 2011, the corresponding asset, net of accumulated amortization, was $0.

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

Share-based Compensation

In 2010, we estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value was then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model required the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from our estimates, such amounts were recorded as a cumulative adjustment in the periods the estimates are revised. Subsequent to the Going Private Transaction, we award deferred compensation in the form of cash. See Notes 9 and 11.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a converged framework for fair value measurements and related disclosures between generally accepted accounting principles in the U.S. and International Financial Reporting Standards. ASU 2011-04 amends the fair value measurement and disclosure guidance in the following areas: (i) Highest-and-best use and the valuation-premise concepts for non-financial assets, (ii) application to financial assets and liabilities with offsetting positions in market or counterparty credit risk, (iii) premiums or discounts in fair value measurement, (iv) fair value measurements for amounts classified in equity; and, (v) other disclosure requirements particularly involving Level 3 inputs. This guidance was effective for us as of January 1, 2012. We adopted this ASU on January 1, 2012. ASU 2011-04 did not have a material impact on our financial statements or related disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011. We adopted ASU 2011-05 on January 1, 2012. ASU 2011-05 did not have a material impact on our financial statements or related disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles — Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU on January 1, 2012. ASU 2011-08 did not have a material impact on our financial statements or related disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 expands the guidance in ASU 2011-08 to include indefinite-lived intangible assets other than goodwill. We adopted this ASU on December 1, 2012. ASU 2012-02 did not have a material impact on our financial statements or related disclosures.

3.     PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2012	2011
Cable systems, equipment and customer devices	$1,914,933	$1,793,501
Vehicles	39,624	39,018
Buildings and leasehold improvements	28,833	28,432
Furniture, fixtures and office equipment	44,206	38,738
Land and land improvements	5,052	5,015

Property, plant and equipment, gross	$2,032,648	$1,904,704
Accumulated depreciation	(1,228,186)	(1,096,334)

Property, plant and equipment, net	$804,462	$808,370

Depreciation expense related to fixed assets for the years ended December 31, 2012, 2011 and 2010 was $150.7 million, $142.0 million, and $128.0 million, respectively. As of December 31, 2012 and 2011, we had no property under capitalized leases. We incurred gross interest costs of $114.2 million and $113.5 million for the years ended December 31, 2012 and 2011, respectively, of which $1.6 million and $2.0 million was capitalized as of December 31, 2012 and 2011, respectively. See Note 2.

4.     FAIR VALUE

As of December 31, 2012 and 2011, respectively, our financial assets and liabilities consisted of interest rate exchange agreements.

The tables below set forth our financial assets and liabilities measured at fair value, on a recurring basis, using a market-based approach at December 31, 2012. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2012, our interest rate exchange agreement liabilities, net, were valued at $57.1 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$57,057	$—	$57,057

Interest rate exchange agreements — liabilities, net	$—	$57,057	$—	$57,057

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

The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2012, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability in accounts payable, accrued expenses and other current liabilities of $24.2 million and an accumulated long-term liability in other non-current liabilities of $32.8 million. As of December 31, 2011, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability in accounts payable, accrued expenses and other current liabilities of $20.0 million and an accumulated long-term liability in other non-current liabilities of $43.2 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $6.2 million and losses of $17.9 million and $14.7 million for the years ended December 31, 2012, 2011, and 2010 respectively.

5.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses and other current liabilities consisted of the following as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Accounts payable — non-affiliates	$32,433	$23,222
Liabilities under interest rate exchange agreements	24,234	20,036
Accrued programming costs	23,270	23,370
Accrued taxes and fees	18,301	18,026
Accrued payroll and benefits	17,828	16,957
Advance subscriber payments	9,141	8,554
Accrued service costs	7,954	7,041
Accrued interest	7,580	9,552
Accrued property, plant and equipment	6,790	15,586
Accounts payable — affiliates	5,992	15,143
Bank overdrafts (1)	4,581	2,221
Accrued telecommunications costs	1,774	1,384
Other accrued expenses	8,155	9,440

Accounts payable, accrued expenses and other current liabilities	$168,033	$170,532

(1)	Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported as part of cash flows from financing activities in our Consolidated Statement of Cash Flows.

6.     DEBT

As of December 31, 2012 and 2011, debt consisted of (dollars in thousands):

	December 31,	December 31,
	2012	2011
Bank credit facility	$1,659,000	$1,497,000
8 1/2% senior notes due 2015	—	500,000
6 3/8% senior notes due 2023	300,000	—

Total debt	$1,959,000	$1,997,000
Less: current portion	16,000	14,000

Total long-term debt	$1,943,000	$1,983,000

Bank Credit Facility

As of December 31, 2012, we maintained a $1.753 billion bank credit facility (the “credit facility”), comprising $1.537 billion of outstanding term loans and $216.0 million of revolving credit commitments, of which $122.5 million were outstanding. As of the same date, the average interest rate on outstanding borrowings under the credit facility, including the effect of the interest rate swaps discussed below, was 4.6%, as compared to 4.4% as of the same date last year.

On August 20, 2012, our operating subsidiaries entered into an amended and restated credit agreement governing the credit facility (the “credit agreement”) that replaced the prior credit agreement in its entirety. Among other things, the amended and restated credit agreement provided for a new Term Loan G as discussed below under “Term Loan G.” The amended and restated credit agreement also contained certain amendments to a number of terms and conditions, including covenants relating to restricted payments, excess cash recapture, asset sales and acquisitions that will only become effective upon the approval of these amendments by the requisite lenders in the credit facility. Pursuant to the amended and restated credit agreement, all lenders under the revolving credit commitments and Term Loan G, representing about 24% of lenders in the credit facility, have accepted such amended terms and conditions.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2012, the credit agreement required us to maintain a total leverage ratio (as defined) of no more than 6.0 to 1.0 and an interest coverage ratio (as defined) of no less than 1.75 to 1.0. The total leverage ratio covenant will be reduced to 5.5 to 1.0 commencing on April 1, 2013, and further reduced to 5.0 to 1.0 commencing on April 1, 2014. For all periods through December 31, 2012, we were in compliance with all covenants under the credit agreement and, as of the same date, our total leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.8 to 1.0, respectively.

Revolving Credit Commitments

On November 10, 2011, we entered into an incremental facility agreement for $216.0 million of new revolving credit commitments, which expire on December 31, 2016 (or July 31, 2014 if Term Loan D under the credit facility has not been repaid or refinanced prior to that date).

Interest on our revolving credit commitments is payable at a floating rate equal to, at our discretion, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 3.00%, or the Prime rate plus a margin ranging from 1.25% to 2.00%, with the applicable margin determined by certain financial ratios pursuant to the credit agreement. Commitment fees on the unused portion of revolving credit commitments are payable at a rate of 0.50% or 0.63%, determined by certain financial ratios pursuant to the credit agreement.

As of December 31, 2012, we had $82.9 million of unused revolving credit commitments, all of which were able to be borrowed and used for general corporate purposes, after giving effect to $122.5 million of outstanding loans and $10.6 million of letters of credit issued to various parties as collateral.

Term Loan D

In May 2006, we entered into an incremental facility agreement that provided for a term loan in the original principal amount of $800.0 million (the “Term Loan D”). The Term Loan D matures on January 31, 2015 and, since March 31, 2007, has been subject to quarterly reductions of $2.0 million, representing 0.25% of the original principal amount, with a final payment of $736.0 million at maturity representing 92.00% of the original principal amount. As of December 31, 2012, the outstanding balance under the Term Loan D was $752.0 million.

Interest on the Term Loan D is payable at a floating rate equal to, at our discretion, LIBOR plus a margin of 1.50% or 1.75%, or the Prime Rate plus a margin of 0.50% or 0.75%, with the applicable margin that is determined by certain financial ratios pursuant to the credit agreement.

Term Loan F

In April 2010, we entered into an incremental facility agreement that provided for a term loan in the original principal amount of $600.0 million (the “Term Loan F”). The Term Loan F matures on October 23, 2017 and, since September 30, 2010, has been subject to quarterly reductions of $1.5 million, representing 0.25% of the original principal amount, with a final payment of $556.5 million at maturity representing 92.75% of the original principal amount. As of December 31, 2012, the outstanding balance under the Term Loan F was $585.0 million.

Interest on the Term Loan F is payable at a floating rate equal to, at our discretion, LIBOR plus a margin of 3.00%, or the Prime Rate plus a margin of 2.00%. Through April 2014, interest payable on the Term Loan F is subject to a minimum LIBOR of 1.50%, and a minimum Prime Rate of 2.50%.

Term Loan G

In August 2012, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the principal amount of $200.0 million (the “Term Loan G”). Net proceeds from Term Loan G of $192.2 million, after giving effect to financing costs of $7.8 million, were used to repay all outstanding debt under our revolving credit commitments, without any reduction in such commitments, and were used to fund a $70.0 million capital distribution to parent. The Term Loan G matures on January 20, 2020 and, since December 31, 2012, has been subject to quarterly reductions of $0.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $185.5 million, representing 92.75% of the original principal amount. As of December 31, 2012, the outstanding balance under the Term Loan G was $199.5 million.

Interest on the Term Loan G is payable at a floating rate equal to, at our discretion, LIBOR plus a margin of 3.00% (subject to a minimum LIBOR of 1.00%), or the Prime Rate plus a margin of 2.00% (subject to a minimum Prime Rate of 2.00%).

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2012, 2011 and 2010. As of December 31, 2012:

•

We had current interest rate swaps which fixed the variable portion of $800 million of borrowings under the credit facility at a rate of 3.3%. Our current interest rate swaps are scheduled to expire in the amounts of $600 million and $200 million during the years ending December 31, 2014 and 2015, respectively.

•

We had forward-starting interest rate swaps which will fix the variable portion of $300 million of borrowings under the credit facility at a rate of 2.6%. These forward-starting interest rate swaps are scheduled to commence during the year ending December 31, 2014.

Senior Notes

As of December 31, 2012, we had $300.0 million of senior notes outstanding, all of which comprised our 6 3/8% senior notes due April 2023 (the “6 3/8% Notes”). Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined) of 8.5 to 1.0. As of December 31, 2012, we were in compliance with all of the covenants under the indenture and, as of the same date, our debt to operating cash flow ratio was 5.4 to 1.0.

8 1/2% Notes

In August 2005, we issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Notes”). In October 2006, we issued an additional $300.0 million aggregate principal amount of 8 1/2% Notes, thus extending the total amount of 8 1/2% Notes outstanding to $500.0 million.

In August 2012, we commenced a cash tender offer for our outstanding 8 1/2% Notes. Pursuant to the tender offer, we purchased $74.8 million in aggregate principal amount of 8 1/2% Notes. In September 2012, we announced the redemption of any 8 1/2% Notes that remained outstanding following the expiration of the tender offer. In October 2012, we redeemed the remaining $425.2 million in aggregate principal amount of 8 1/2% Notes, which was funded with $203.1 million of cash and cash equivalents, borrowings of $132.1 million under the revolving credit commitments and a $96.0 million capital contribution from our parent, MCC.

In connection with the redemption of the 8 1/2% Notes, we recorded a loss on early extinguishment of debt, net, of $11.1 million for the year ended December 31, 2012, of which $3.3 million represented the non-cash write-off of certain financing costs associated with the 8 1/2% Notes.

6 3/8% Notes

On August 28, 2012, we issued the 6 3/8% Notes in the aggregate principal amount of $300.0 million. After giving effect to $5.5 million of financing costs, net proceeds from the 6 3/8% Notes of $294.5 million were used to fund the tender offer and redemption of our 8 1/2% Notes discussed above. As a percentage of par value, the 6 3/8% Notes are redeemable at 103.188% commencing April 1, 2018, 102.125% commencing April 1, 2019, 101.063% commencing April 1, 2020 and at par value commencing April 1, 2021.

Debt Ratings

MCC’s corporate credit rating is B1, with a stable outlook, by Moody’s, and B+, with a positive outlook, by Standard and Poor’s. Our senior unsecured credit rating is B3, with a stable outlook, by Moody’s, and B-, with a positive outlook, by Standard and Poor’s.

There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

As of December 31, 2012 and 2011, the fair values of our senior notes and the credit facility are as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
8 1/2% senior notes due 2015	$—	$517,500
6 3/8% senior notes due 2023	307,500	—

Total senior notes	$307,500	$517,500

Bank credit facility	$1,666,265	$1,435,993

The stated maturities of all debt outstanding as of December 31, 2012 are as follows (dollars in thousands):

January 1, 2013 to December 31, 2013	$16,000
January 1, 2014 to December 31, 2014	16,000
January 1, 2015 to December 31, 2015	744,000
January 1, 2016 to December 31, 2016	130,500
January 1, 2017 to December 31, 2017	563,000
Thereafter	489,500

Total	$1,959,000

7.    PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2012, 2011 and 2010, we paid in aggregate $18 million in cash dividends on the preferred equity.

8.    MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. For the year ended December 31, 2012, we made and received capital distributions to parent in cash of $121.8 million and $114.5 million, respectively. See also Note 9. For the year ended December 31, 2011, we made capital distributions to parent in cash of $250.7 million. For the year ended December 31, 2010, we made capital distributions to parent of $63.0 million.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Deficit and the Consolidated Statements of Cash Flows. Non-cash transactions are reported on a net basis in the supplemental disclosures of cash flow information in the Consolidated Statements of Cash Flows.

9.    RELATED PARTY TRANSACTIONS

Management Agreements

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems. Management fees for the years ended December 31, 2012, 2011 and 2010 amounted to $14.3 million, $15.5 million and $15.8 million, respectively.

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

10.    EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.4 million for each of the years ended December 31, 2012, 2011 and 2010.

11.    SHARE-BASED COMPENSATION

Deferred Compensation

For the year ended December 31, 2012 and 2011, we recorded $1.2 million and $2.6 million, respectively of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, modified for the right to receive $8.75 in cash, based upon terms of the Merger Agreement. This amount also included the recognition of new, cash-based deferred compensation awarded in 2011 and 2012 which has vesting attributes similar to the former share-based awards.

Share-based Compensation

Total share-based compensation for the year ended December 31, 2010 (prior to the Going Private Transaction) was as follows (dollars in thousands):

Year Ended December 31, 2010
Share-based compensation expense by type of award:
Employee stock options	$168
Employee stock purchase plan	273
Restricted stock units	864

Total share-based compensation expense	$1,305

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

Valuation Assumptions

As required by ASC 718, we estimated the fair value of stock options and shares purchased under MCC’s employee stock purchase plan, using the Black-Scholes valuation model and the straight-line attribution approach, with the following weighted average assumptions:

	Employee Stock Option Plans Year Ended December 31, 2010	Employee Stock Purchase Plans Year Ended December 31, 2010
Dividend yield	0%	0%
Expected volatility	60.0%	61.3%
Risk free interest rate	2.8%	2.4%
Expected option life (in years)	6.3	0.5

Expected volatility was based on a combination of implied and historical volatility of MCC’s Class A common stock. For the year ended December 31, 2010, we elected the simplified method in accordance with SAB 107 and SAB 110 to estimate the option life of share-based awards. The simplified method was used for valuing stock option grants by eligible public companies that do not have sufficient historical exercise patterns of stock options. We have concluded that sufficient historical exercise data was not available. The risk free interest rate was based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate was based on trends in actual option forfeitures. The awards were subject to annual vesting periods not to exceed 6 years from the date of grant. The weighted average grant date fair value for each of the options granted during the years ended December 31, 2010 was $2.81.

Restricted Stock Units

Prior to the Going Private Transaction, MCC granted restricted stock units (“RSUs”) to certain employees (the “participants”) in MCC’s Class A common stock. Awards of RSUs were valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards were subject to annual vesting periods generally not exceeding 4 years from the date of grant. We estimated expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The total value of RSUs vesting during the year ended December 31, 2010 was $0.9 million. The grant date fair value was based upon the closing prices of $8.47.

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

12.     COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.6 million, $4.1 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum annual rental payments as of December 31, 2012 are as follows (dollars in thousands):

January 1, 2013 to December 31, 2013	$3,291
January 1, 2014 to December 31, 2014	2,775
January 1, 2015 to December 31, 2015	2,341
January 1, 2016 to December 31, 2016	1,700
January 1, 2017 to December 31, 2017	820
Thereafter	2,651

Total	$13,578

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was $4.6 million, $5.4 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Letters of Credit

As of December 31, 2012, $10.6 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period
December 31, 2010
Allowance for doubtful accounts:
Current receivables	$1,253	$1,937	$—	$1,576	$—	$1,614
December 31, 2011
Allowance for doubtful accounts:
Current receivables	$1,614	$3,676	$—	$4,141	$—	$1,149
December 31, 2012
Allowance for doubtful accounts:
Current receivables	$1,149	$3,986	$—	$4,014	$—	$1,121

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2012.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting. The revision of financial statement amounts described in Note 2 in our Notes to Consolidated Financial Statements is not deemed to constitute a material weakness of Mediacom Broadband LLC’s internal controls over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2012, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2012.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2012, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	63	Chairman, Chief Executive Officer and Director of MCC and MBC; Chief Executive Officer of MBLLC
Mark E. Stephan	56	Executive Vice President, Chief Financial Officer and Director of MCC; Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	51	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	59	Executive Vice President, Programming and Human Resources and Director of MCC; Executive Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	64	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	47	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	39	Senior Vice President, Customer Service and Financial Operations of MCC
Steve Litwer	60	Senior Vice President, Ad Sales for the OnMedia Division of MCC
David McNaughton	51	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	55	Senior Vice President, North Central Division of MCC
Dan Templin	49	Senior Vice President, Commercial Business of MCC
JR Walden	41	Senior Vice President, Technology of MCC
Vin Zachariah	42	Senior Vice President, Field Operations and Fulfillment of MCC

Rocco B. Commisso has 34 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of the National Cable & Telecommunications Association, C-SPAN and Cable Television Laboratories, Inc. He is also a member of the Cable TV Pioneers. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 26 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011.

John G. Pascarelli has 31 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli became a Cable TV Pioneer inductee in 2008.

Italia Commisso Weinand has 36 years of experience in the cable industry, and has served as MCC’s, and our Executive Vice President of Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President of Programming and Human Resources since February 1998 and MCC’s Vice President of Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. For the past five years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center and the Emma Bowen Foundation. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 28 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 25 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 12 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. In 2012, Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership. He also serves as a prominent member of The Cable Center Customer Care Committee.

Steve Litwer has 21 years of experience with the cable industry, and has served as MCC’s Senior Vice President, Ad Sales for the OnMedia Division since April 2008. Prior to that time, he was MCC’s Group Vice President, Sales since the commencement of the ad sales division in 2001. Before joining MCC, Mr. Litwer served as Group Sales Director at AT&T and TCI Media Services from 1996 to 2001. Prior to that time, Mr. Litwer served in various management positions at cable systems, radio and broadcast TV stations.

David McNaughton has 25 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Consumer Services since May 2011. Before joining MCC, he was Senior Vice President and Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he held senior management marketing positions at DirecTV, Nextel Communications, and AirTouch Cellular.

Ed Pardini has 30 years of experience in the cable industry, and has served as MCC’s Senior Vice President of the Field Operations Group since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 21 years of experience in the cable and telecommunications industries, and has served as MCC’s Senior Vice President, Mediacom Business since April 2011. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, he was Senior Vice President, Marketing and Product Management for SusCom from February 1999. Prior to that time, Mr. Templin served in a number of operations, product and marketing roles with Comcast and Jones Intercable.

JR Walden has 17 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

Vin V. Zachariah has 14 years of experience in the cable industry, and has served as MCC’s Senior Vice President of Field Operations and Fulfillment since December 2011. Prior to that time, he served as a consultant to MCC working on various initiatives for MCC’s Executive Vice President of Operations since March 2011. Before joining MCC, Mr. Zachariah served at Time Warner Cable as Regional Vice President of Operations from March 2009, Vice President/General Manager from May 2006, Vice President of Operations from April 2004 and Assistant to the Division President from January 2003. Prior to that time, Mr. Zachariah served in various financial positions with Global Signal Inc and Salomon Smith Barney. Mr. Zachariah served in the United States Air Force from June 1993 to August 1997.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2012, MCC charged us $15.5 million of such management fees, approximately 1.8% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred equity investment from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2012, we paid an aggregate of $18 million in cash dividends on the preferred equity.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Audit fees	$404	$400
Audit-related fees	22	—
Tax fees	13	103
All other fees	1	—

Total	$440	$503

Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and annual reports on Form 10-K. Audit-related fees include fees associated with the audit of an employee benefit plan and transaction reviews.

Tax fees include fees related to tax planning and associated tax computations.

The Audit Committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for preapproval by the Audit Committee of our manager of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee of our manager must approve the permitted service before the independent auditor is engaged to perform it.

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

(b)    Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1	Asset Transfer Agreement, dated February 11, 2009, by and among MCC, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband LLC(1)
3.1	Certificate of Formation of Mediacom Broadband LLC(2)
3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(2)
3.3	Certificate of Incorporation of Mediacom Broadband Corporation(2)
3.4	By-Laws of Mediacom Broadband Corporation(2)
4.1	Indenture relating to 6 3/8% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)
10.1	Restatement Agreement to Credit Agreement, dated as of August 20, 2012, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(3)
10.2	Amended and Restated Credit Agreement, dated as of August 20, 2012, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(3)
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
14.1	Code of Ethics(4)
21.1	Subsidiaries of Mediacom Broadband LLC

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation
101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of MCC and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 of Mediacom Broadband LLC and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c)    Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 7, 2013	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 7, 2013
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 7, 2013
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 7, 2013	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 7, 2013
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 7, 2013
Mark E. Stephan	(principal financial officer and principal accounting officer)

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