Form 10-Q
period 2013-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2013-08-02
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Commission File Numbers: 333-72440

                                                     333-82124-02

Mediacom Broadband LLC

Mediacom Broadband Corporation*

(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

1 Mediacom Way

Mediacom Park, NY 10918

(Address of principal executive offices)

(845) 443-2600

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$9,634	$11,796
Accounts receivable, net of allowance for doubtful accounts of $2,824 and $2,883	60,679	58,544
Prepaid expenses and other current assets	12,612	9,743

Total current assets	82,925	80,083
Property, plant and equipment, net of accumulated depreciation of $1,295,708 and $1,228,186	799,616	804,462
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,747 and $39,744	—	3
Other assets, net of accumulated amortization of $18,542 and $16,809	29,590	27,183

Total assets	$2,284,984	$2,284,584

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	166,687	$166,458
Deferred revenue	35,490	34,559
Current portion of long-term debt	16,000	16,000

Total current liabilities	218,177	217,017
Long-term debt, less current portion	1,922,000	1,943,000
Other non-current liabilities	20,618	33,890

Total liabilities	2,160,795	2,193,907
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S DEFICIT
Capital contributions	72,248	86,112
Accumulated deficit	(98,059)	(145,435)

Total member’s deficit	(25,811)	(59,323)

Total liabilities, preferred members’ interest and member’s deficit	$2,284,984	$2,284,584

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$230,181	$223,884	$455,446	$445,084
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	92,934	90,593	185,170	180,902
Selling, general and administrative expenses	45,684	44,064	90,482	88,046
Management fee expense	4,000	3,625	8,000	7,085
Depreciation and amortization	39,470	37,672	78,158	75,101

Operating income	48,093	47,930	93,636	93,950
Interest expense, net	(24,630)	(28,505)	(49,536)	(56,442)
Gain (loss) on derivatives, net	7,735	(841)	13,620	1,066
Loss on early extinguishment of debt	(832)	—	(832)	—
Other expense, net	(360)	(327)	(512)	(653)

Net income	$30,006	$18,257	$56,376	$37,921
Dividend to preferred members (Note 7)	4,500	4,500	9,000	9,000

Net income applicable to member	$25,506	$13,757	$47,376	$28,921

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,376	$37,921
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	78,158	75,101
Gain on derivatives, net	(13,620)	(1,066)
Loss on early extinguishment of debt	832	—
Amortization of deferred financing costs	2,753	2,413
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,135)	8,781
Accounts receivable—affiliates	—	(1,721)
Prepaid expenses and other assets	(3,760)	(4,935)
Accounts payable, accrued expenses and other current liabilities	(396)	(6,651)
Deferred revenue	931	424
Other non-current liabilities	(25)	(51)

Net cash flows provided by operating activities	$119,114	$110,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(73,126)	$(73,210)
Change in accrued property, plant and equipment	1,696	(7,867)

Net cash flows used in investing activities	$(71,430)	$(81,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$716,000	$123,500
Repayment of bank debt	(737,000)	(147,500)
Dividend payments on preferred members’ interest	(9,000)	(9,000)
Capital contributions from parent (Note 8)	—	18,500
Capital distributions to parent (Note 8)	(14,040)	(16,125)
Financing costs	(5,284)	—
Other financing activities	(522)	(495)

Net cash flows used in financing activities	$(49,846)	$(31,120)

Net change in cash	(2,162)	(1,981)
CASH, beginning of period	11,796	11,730

CASH, end of period	$9,634	$9,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$48,377	$53,769

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”) is a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”). MCC is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States, and its cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, a New York limited liability company wholly-owned by MCC. As limited liability companies, we and Mediacom LLC are not subject to income taxes and, as such, are included in the consolidated federal and state income tax returns of MCC, which is a C corporation.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.1 million and $6.2 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $12.0 million and $12.3 million for the six months ended June 30, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”) Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 expands the guidance in Accountings Standard Update No. 2011-08 (“ASU 2011-08”) Intangibles – Goodwill and Other to include indefinite-lived intangible assets other than goodwill. We adopted this ASU on December 1, 2012. ASU 2012-02 did not have a material impact on our financial statements or related disclosures.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220). This ASU contains amendments to the guidance surrounding accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 on January 1, 2013. ASU 2013-02 did not have an impact on our financial statements or related disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2013, our interest rate exchange agreement liabilities, net, were valued at $43.4 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$43,436	$—	$43,436

Interest rate exchange agreements - liabilities, net	$—	$43,436	$—	$43,436

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

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted LIBOR futures, and the remaining time to maturities. While our interest rate exchange agreements are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis. Based upon the mark-to-market valuation of these interest rate exchange agreements, all of our interest rate exchange agreements were in a liability position as of June 30, 2013 and December 31, 2012, and therefore no assets were recorded on our consolidated balance sheets. As of June 30, 2013 and December 31, 2012, based on such mark-to-market valuations, we recorded an accumulated current liability in “accounts payable, accrued expenses and other current liabilities” of $23.9 million and $24.2 million, respectively, and, as of the same dates, an accumulated long-term liability in “other non-current liabilities” of $19.5 million and $32.9 million, respectively.

As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $7.7 million and a net loss on derivatives of $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and a net gain on derivatives of $13.6 million and $1.1 million for the six months ended June 30, 2013, 2012, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Cable systems, equipment and subscriber devices	$1,978,068	$1,914,933
Furniture, fixtures and office equipment	44,452	44,206
Vehicles	38,775	39,624
Buildings and leasehold improvements	28,977	28,833
Land and land improvements	5,052	5,052

Property, plant and equipment, gross	$2,095,324	$2,032,648
Accumulated depreciation	(1,295,708)	(1,228,186)

Property, plant and equipment, net	$799,616	$804,462

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Accounts payable - non-affiliates	$26,542	$32,433
Accrued programming costs	26,203	23,270
Liabilities under interest rate exchange agreements	23,861	24,234
Accrued taxes and fees	21,031	18,301
Accrued payroll and benefits	18,050	17,828
Accrued service costs	9,980	7,954
Advance subscriber payments	9,868	9,141
Accrued property, plant and equipment	8,486	6,790
Accrued interest	6,223	7,580
Bank overdrafts (1)	3,883	4,581
Accounts payable - affiliates	2,935	4,417
Accrued telecommunications costs	707	1,774
Other accrued expenses	8,918	8,155

Accounts payable, accrued expenses and other current liabilities	$166,687	$166,458

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2013 and December 31, 2012, our debt consisted of (dollars in thousands):

	June 30,	December 31,
	2013	2012
Bank credit facility	$1,638,000	$1,659,000
6 3/8% senior notes due 2023	300,000	300,000

Total debt	$1,938,000	$1,959,000
Less: current portion	16,000	16,000

Total long-term debt	$1,922,000	$1,943,000

Bank Credit Facility

As of June 30, 2013, we maintained a $1.763 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016;

•	$748.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015;

•	$198.5 million of outstanding Term Loan G borrowings, which mature on January 20, 2020; and

•	$600.0 million of outstanding Term Loan H borrowings, which mature on January 29, 2021.

As of June 30, 2013, we had $112.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $91.5 million of outstanding loans and $11.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The total maximum leverage ratio will be reduced to 5.0 to 1.0 April 1, 2014. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 4.5 to 1.0 and an interest coverage ratio of 2.9 to 1.0.

On May 29, 2013, the entire outstanding amount of $583.5 million under Term Loan F of the credit facility was repaid with proceeds from the issuance of a new term loan. See “Term Loan H” below. As a result of the repayment of Term Loan F, we recorded in our consolidated statements of operations a loss on early extinguishment of $0.8 million for the three and six months ended June 30, 2013, which represented the write-off of certain unamortized deferred financing costs.

Term Loan H

On May 29, 2013, our operating subsidiaries entered into an incremental facility agreement under the credit agreement that provided for a new term loan in the principal amount of $600.0 million (“Term Loan H”), and borrowed the full amount of such term loan on the same date. Net proceeds from Term Loan H of $594.8 million, after giving effect to financing costs of $5.2 million, were used to repay all outstanding borrowings under Term Loan F under the credit facility, to pay related fees and expenses, and for general corporate purposes.

Borrowings under Term Loan H bear interest at a floating rate or rates equal to, at our discretion, the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.50%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 1.50%, subject to a minimum Prime Rate of 0.75%. Term Loan H matures on January 29, 2021 and, commencing on September 30, 2013, is subject to quarterly principal reductions of $1.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $555.0 million, representing 92.5% of the original principal amount.

The credit agreement included certain amendments to a number of terms and conditions, including covenants relating to restricted payments, excess cash recapture, asset sales and acquisitions that would only become effective upon the approval of these amendments by the requisite lenders in the credit facility. As of May 29, 2013, all revolving credit, Term Loan G and Term Loan H lenders had approved such amendments, and, pursuant to the terms of the credit agreement, all amendments requiring approval by the Majority Lenders (as defined in the credit agreement) became effective on that date. On August 2, 2013, we entered into an amended and restated credit agreement that replaced the prior credit agreement in its entirety and reflects the approval of all such amendments.

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2013 and 2012. As of June 30, 2013:

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

As of June 30, 2013 and 2012, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.2% and 4.4%, respectively.

Senior Notes

As of June 30, 2013, we had $300 million of outstanding senior notes, all of which comprised our 6 3/8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.5 to 1.0.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $8.9 million and $10.0 million as of June 30, 2013 and December 31, 2012, respectively.

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

Fair Value

As of June 30, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

6 3/8% senior notes due 2023	$305,250

Bank credit facility	$1,629,317

As of December 31, 2012, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

6 3/8% senior notes due 2023	$307,500

Bank credit facility	$1,666,265

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2013 and 2012, and $9.0 million during each of the six months ended June 30, 2013 and 2012.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $14.0 million and $16.1 million during the six months ended June 30, 2013 and 2012, respectively, and received capital contributions from parent in cash of $18.5 million during the six months ended June 30, 2012.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems. As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.0 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, and $8.0 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively.

Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in us. See Note 7.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us), are reported on a net basis for financial statement presentation purposes. As of June 30, 2013 and December 31, 2012, there were net balances recorded in accounts payable – affiliates of $2.9 million and $4.4 million, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2013, we have determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2013.

12. SUBSEQUENT EVENTS

On August 2, 2013, we entered into an amended and restated credit agreement that replaced the prior credit agreement in its entirety and reflected the certain amendments to a number of terms and conditions that became effective on May 29, 2013. See Note 6.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2013, we served approximately 549,000 video customers, 525,000 high-speed data (“HSD”) customers and 202,000 phone customers, aggregating 1.28 million primary service units (“PSUs”).

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

Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have used aggressive marketing campaigns, including deeply discounted promotional packages, and offered to consumers more advanced equipment and exclusive sports programming, which we believe have contributed to video customer losses in our markets. At the same time, our video programming costs on a per-unit basis have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. While the reduction of discounted pricing has positively impacted per-unit video revenues, we believe that it, along with soft economic conditions, has contributed to video customer losses. While we expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, if such losses were to continue, we may experience future annual declines in video revenues.

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

Our business services of video, HSD and phone, and network and transport solutions, including the fast-growing cell tower backhaul business, largely compete with LECs in our service areas. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in the advertising business from a wide range of national, regional and local competitors, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. We may experience a decline in advertising revenues in 2013 due to such competition and the strong contributions of political advertising in 2012 during a national election year.

For the three and six months ended June 30, 2013, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2013 at a similar rate to our experience in 2012. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing contractual demands of large programmers, who each own or control a significant number of popular cable networks, including sports programming, and increasing retransmission consent fees charged by large television broadcast station groups, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Recent Developments

On May 29, 2013, we issued a new term loan in the aggregate principal amount of $600 million under our existing bank credit facility (the “credit facility”), and used the proceeds to repay an existing term loan, to pay related fees and expenses, and for general corporate purposes. See “Liquidity and Capital Resources — Capital Structure — Term Loan H” below and Note 6 in our Notes to Consolidated Financial Statements.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential video customers, which vary according to the level of service and equipment taken, and revenue from the sale of VOD content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

HSD

HSD revenues primarily represent monthly subscription fees charged to residential HSD customers, which vary according to the level of HSD service taken.

Phone

Phone revenues primarily represent monthly subscription fees charged to residential phone customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to large businesses, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under our programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs are for: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters.

Our HSD and phone service costs fluctuate depending on the level of investments we make in our cable systems and the resulting operational efficiencies. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended June 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenues	$230,181	$223,884	$6,297	2.8%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	92,934	90,593	2,341	2.6%
Selling, general and administrative expenses	45,684	44,064	1,620	3.7%
Management fee expense	4,000	3,625	375	10.3%
Depreciation and amortization	39,470	37,672	1,798	4.8%

Operating income	48,093	47,930	163	0.3%
Interest expense, net	(24,630)	(28,505)	3,875	(13.6%)
Gain (loss) on derivatives, net	7,735	(841)	8,576	NM
Loss on early extinguishment of debt	(832)	—	(832)	NM
Other expense, net	(360)	(327)	(33)	10.1%

Net income	$30,006	$18,257	$11,749	64.4%

OIBDA	$87,563	$85,602	$1,961	2.3%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
OIBDA	$87,563	$85,602	$1,961	2.3%
Depreciation and amortization	(39,470)	(37,672)	(1,798)	4.8%

Operating income	$48,093	$47,930	$163	0.3%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, June 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Video	$115,295	$117,542	$(2,247)	(1.9%)
HSD	61,837	56,710	5,127	9.0%
Phone	16,715	16,642	73	0.4%
Business services	24,295	20,323	3,972	19.5%
Advertising	12,039	12,667	(628)	(5.0%)

Total	$230,181	$223,884	$6,297	2.8%

	Three Months Ended
	June 30,		Increase/
	2013	2012	(Decrease)	% Change
Video customers	549,000	579,000	(30,000)	(5.2%)
HSD customers	525,000	493,000	32,000	6.5%
Phone customers	202,000	193,000	9,000	4.7%

Primary service units (PSUs)	1,276,000	1,265,000	11,000	0.9%
Average total monthly revenue per video customer (1)	$138.62	$127.57	$11.05	8.7%
Average total monthly revenue per PSU (2)	$60.18	$58.90	$1.28	2.2%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 2.8%, primarily due to greater HSD and business services revenues, offset in part by lower video and, to a lesser extent, advertising revenues. Average total monthly revenue per video customer increased 8.7% to $138.62, and average total monthly revenue per PSU increased 2.2% to $60.18.

Video revenues declined 1.9%, mainly due to a lower residential video customer base, largely offset in part by greater revenue per video customer. During the three months ended June 30, 2013, we lost 9,000 video customers, compared to 12,000 in the prior year period. As of June 30, 2013, we served 549,000 video customers, or 36.7% of our estimated homes passed. As of the same date, 61.2% of our video customers were digital customers, and 37.0% of our digital customers were taking our DVR service.

HSD revenues grew 9.0%, principally due to greater revenue per HSD customer and a larger residential HSD customer base. During the three months ended June 30, 2013, we gained 5,000 HSD customers, compared to 4,000 in the prior year period. As of June 30, 2013, we served 525,000 HSD customers, or 35.1% of our estimated homes passed.

Phone revenues increased 0.4%, largely as a result of greater revenue per phone customer, substantially offset by a lower residential phone customer base. During the three months ended June 30, 2013, we gained 6,000 phone customers, compared to 4,000 in the prior year period. As of June 30, 2013, we served 202,000 phone customers, or 13.5% of our estimated homes passed.

Business services revenues rose 19.5%, mainly due to a larger commercial HSD and phone customer base and greater revenues from enterprise class services, primarily for cell tower backhaul.

Advertising revenues were 5.0% lower, principally due to less political advertising compared to the national election cycle in the prior year period, offset in part by greater revenues from local automotive advertising.

Costs and Expenses

Service costs increased 2.6%, principally due to greater programming and, to a much lesser extent, field operating costs. Programming costs rose 2.9%, mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Field operating costs grew 6.0%, largely as a result of greater fiber lease, vehicle repair and fuel, and equipment maintenance and repair expenses, offset in part by diminished outside contractor usage. Service costs as a percentage of revenues were 40.4% and 40.5% for the three months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses were 3.7% higher, largely as a result of greater administrative, advertising, marketing and customer service employee expenses, offset in part by lower bad debt expense. Administrative expenses rose 82.4%, principally due to higher legal fees. Advertising expenses grew 10.1%, primarily due to higher commissions for local advertising sales. Marketing expenses were 3.7% higher, mainly due to greater spending on online advertising, offset in part by lower volume of direct mail marketing. Customer service employee costs were 8.6% higher, primarily due to higher sales commissions and increased staffing. Bad debt expense fell 13.7%, principally due to higher credit quality of customer accounts. Selling, general and administrative expenses as a percentage of revenues were 19.8% and 19.7% for the three months ended June 30, 2013 and 2012, respectively.

Management fee expense grew 10.3%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.7% and 1.6% for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization increased 4.8%, largely as a result of depreciation of customer premise equipment and investments in HSD bandwidth expansion and our business services.

OIBDA

OIBDA grew 2.3%, due to the increase in revenues, offset in part by greater service costs and selling, general and administrative expenses.

Operating Income

Operating income increased 0.3%, as the growth in OIBDA was mostly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, fell 13.6%, principally due to a lower average cost of debt and, to a much lesser extent, lower average outstanding indebtedness during the period.

Gain (Loss) on Derivatives, Net

As of June 30, 2013, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.1 billion, of which $300 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $7.7 million and a net loss on derivatives of $0.8 million for the three months ended June 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.8 million for the three months ended June 30, 2013. This amount represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans.

Other Expense, Net

Other expense, net, was $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, other expense, net, consisted of $0.2 million of revolving credit commitment fees and $0.2 million of other fees. During the three months ended June 30, 2012, other expense, net, consisted of $0.2 million of revolving credit commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $30.0 million for the three months ended June 30, 2013, compared to $18.3 million for the three months ended June 30, 2012.

Actual Results of Operations

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the six months ended June 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenues	$455,446	$445,084	$10,362	2.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	185,170	180,902	4,268	2.4%
Selling, general and administrative expenses	90,482	88,046	2,436	2.8%
Management fee expense	8,000	7,085	915	12.9%
Depreciation and amortization	78,158	75,101	3,057	4.1%

Operating income	93,636	93,950	(314)	(0.3%)
Interest expense, net	(49,536)	(56,442)	6,906	(12.2%)
Gain on derivatives, net	13,620	1,066	12,554	NM
Loss on early extinguishment of debt	(832)	—	(832)	NM
Other expense, net	(512)	(653)	141	(21.6%)

Net income	$56,376	$37,921	$18,455	48.7%

OIBDA	$171,794	$169,051	$2,743	1.6%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
OIBDA	$171,794	$169,051	$2,743	1.6%
Depreciation and amortization	(78,158)	(75,101)	(3,057)	4.1%

Operating income	$93,636	$93,950	$(314)	(0.3%)

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the six months ended, June 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Video	$228,913	$235,593	$(6,680)	(2.8%)
HSD	122,203	112,099	10,104	9.0%
Phone	33,235	33,162	73	0.2%
Business services	47,735	39,708	8,027	20.2%
Advertising	23,360	24,522	(1,162)	(4.7%)

Total	$455,446	$445,084	$10,362	2.3%

Revenues increased 2.3%, primarily due to greater HSD and business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer increased 8.6% to $137.14, and average total monthly revenue per PSU increased 1.5% to $60.03.

Video revenues declined 2.8%, primarily due to a lower residential video customer base, offset in part by greater revenue per video customer. During the six months ended June 30, 2013, we lost 9,000 video customers, compared to 17,000 in the prior year period.

HSD revenues grew 9.0%, principally due to a larger residential HSD customer base and greater revenue per HSD customer. During the six months ended June 30, 2013, we gained 20,000 HSD customers, compared to 25,000 in the prior year period.

Phone revenues were 0.2% higher, mainly due to greater revenue per phone customer, substantially offset by a lower residential phone customer base. During the six months ended June 30, 2013, we gained 12,000 phone customers, compared to 13,000 in the prior year period.

Business services revenues rose 20.2%, mainly due to a larger commercial HSD and phone customer base and greater revenues from enterprise class services, primarily for cell tower backhaul.

Advertising revenues were 4.7% lower, principally due to less political advertising compared to the national election cycle in the prior year period, offset in part by greater revenues from local automotive advertising.

Costs and Expenses

Service costs increased 2.4%, principally due to higher programming and field operating costs. Programming costs increased 2.4%, mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Field operating costs grew 9.1%, largely due to the comparison to the prior year period relating to insurance claims and, to a lesser extent, greater fiber lease expenses and vehicle and equipment maintenance and repair costs. Service costs as a percentage of revenues were 40.7% and 40.6% for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative expenses were 2.8% higher, largely as a result of greater administrative, advertising, customer service employee and marketing costs. Administrative expenses rose 42.9%, principally due to higher legal fees. Advertising expenses grew 5.5%, primarily due to higher commissions for local advertising sales. Customer service employee costs were 3.4% higher, primarily due to higher sales commissions and increased staffing. Marketing expenses were 2.5% higher, mainly due to greater spending on online advertising, offset in part by lower volume of direct mail marketing. Selling, general and administrative expenses as a percentage of revenues were 19.9% and 19.8% for the six months ended June 30, 2013 and 2012, respectively.

Management fee expense grew 12.9%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.6% for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization increased 4.1%, largely as a result of depreciation of customer premise equipment and investments in HSD bandwidth expansion and our business services.

OIBDA

OIBDA grew 1.6%, due to the increase in revenues, offset in part by greater service costs and, to a lesser extent, selling, general and administrative expenses and management fee expense.

Operating Income

Operating income decreased 0.3%, as higher depreciation and amortization was mostly offset by the growth in OIBDA.

Interest Expense, Net

Interest expense, net, fell 12.2%, principally due to a lower average cost of debt and, to a much lesser extent, lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $13.6 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.8 million for the six months ended June 30, 2013. This amount represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans.

Other Expense, Net

Other expense, net, was $0.5 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, other expense, net, substantially consisted of revolving credit commitment fees. During the six months ended June 30, 2012, other expense, net, consisted of $0.4 million of revolving credit commitment fees and $0.3 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $56.4 million for the six months ended June 30, 2013, compared to $37.9 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of June 30, 2013, our near-term liquidity requirements included scheduled term loan principal reductions of $8.0 million during the remainder of 2013 and $16.0 million during the year ending December 31, 2014.

As of June 30, 2013, our sources of liquidity included $9.6 million of cash and $112.8 million of unused and available revolving credit commitments. We believe that cash generated by or available to us will meet our anticipated capital and liquidity needs through the year ending December 31, 2014.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $119.1 million for the six months ended June 30, 2013, resulting from OIBDA of $171.8 million and $2.8 million of amortization of deferred financing costs, offset in part by interest expense of $49.5 million and the $5.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $3.8 million and in accounts receivable, net, of $2.1 million, offset in part by a decrease in deferred revenue of $0.9 million.

Net cash flows provided by operating activities were $110.2 million for the six months ended June 30, 2012, resulting from OIBDA of $169.1 million and $2.4 million of amortization of deferred financing costs, offset in part by interest expense of $56.4 million and the $4.2 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $6.7 million and an increase in prepaid expenses and other assets of $4.9 million and in accounts receivable – affiliates of $1.7 million, offset in part by a decrease in accounts receivable, net, of $8.8 million and in deferred revenue of $0.4 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $71.4 million for the six months ended June 30, 2013, comprising $73.1 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $1.7 million.

Net cash flows used in investing activities were $81.1 million for the six months ended June 30, 2012, comprising $73.2 million of capital expenditures and a net change in accrued property, plant and equipment of $7.9 million.

The essentially unchanged level of capital expenditures largely reflected a reduction in outlays for the all-digital video platform, HSD bandwidth capacity and fiber network redundancy, mostly offset by an increase in outlays for customer premise equipment.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $49.8 million for the six months ended June 30, 2013, comprising net repayments of $21.0 million under the credit facility, $14.0 million of capital distributions to our parent, MCC, $9.0 million of dividend payments on preferred members’ interest, $5.3 million of financing costs and $0.5 million of other financing activities. See “Term Loan H” below and Note 6 in our Notes to Consolidated Financial Statements for more information on such net repayments under the credit facility.

Net cash flows used in financing activities were $31.1 million for the six months ended June 30, 2012, comprising net repayments of $24.0 million under the credit facility, $16.1 million of capital distributions to our parent, MCC, $9.0 million of dividend payments on preferred members’ interest and $0.5 million of other financing activities, offset in part by $18.5 million of capital contributions from our parent, MCC.

Capital Structure

As of June 30, 2013, our total indebtedness was $1.938 billion, of which approximately 57% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2013, we paid cash interest of $48.4 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2013, we maintained a $1.763 billion credit facility, comprising $1.547 billion of term loans with maturities ranging from January 2015 to January 2021, and $216.0 million of revolving credit commitments which are scheduled to expire on December 31, 2016. As of the same date, we had $112.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $91.5 million of outstanding loans and $11.7 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The maximum total leverage will be reduced to 5.0 to 1.0 on April 1, 2014. As of June 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 4.5 to 1.0 and an interest coverage ratio of 2.9 to 1.0.

Term Loan H

On May 29, 2013, our operating subsidiaries entered into an incremental facility agreement under the credit agreement that provided for a new term loan in the principal amount of $600.0 million (“Term Loan H”). Net proceeds from Term Loan H of $594.8 million, after giving effect to financing costs of $5.2 million, were used to repay all outstanding borrowings under Term Loan F under the credit facility, to pay related fees and expenses, and for general corporate purposes.

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2013, we had interest rate swaps with various banks pursuant to which the rate on $800 million of floating rate debt was fixed at a weighted average rate of 3.3%. As of the same date, we also had $300 million of forward starting interest rate swaps with a weighted average fixed rate of approximately 2.6%.

As of June 30, 2013 and 2012, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.2% and 4.4%, respectively.

Senior Notes

As of June 30, 2013, we had $300 million of outstanding senior notes, all of which mature in April 2023. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of June 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through June 30, 2013, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2013, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2013.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2013.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of June 30, 2013.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Restatement Agreement to Credit Agreement, dated as of August 2, 2013, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 2, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 2, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Restatement Agreement to Credit Agreement, dated as of August 2, 2013, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements