Form 10-Q
period 2013-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2013-11-08
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2013. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$13,575	$11,796
Accounts receivable, net of allowance for doubtful accounts of $3,146 and $2,883	60,661	58,544
Accounts receivable - affiliates	1,217	—
Prepaid expenses and other current assets	12,193	9,743

Total current assets	87,646	80,083
Property, plant and equipment, net of accumulated depreciation of $1,332,253 and $1,228,186	804,036	804,462
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Subscriber lists, net of accumulated amortization of $39,747 and $39,744	—	3
Other assets, net of accumulated amortization of $19,837 and $16,809	28,107	27,183

Total assets	$2,292,642	$2,284,584

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$168,358	$166,458
Deferred revenue	35,461	34,559
Current portion of long-term debt	16,000	16,000

Total current liabilities	219,819	217,017
Long-term debt, less current portion	1,908,000	1,943,000
Other non-current liabilities	16,310	33,890

Total liabilities	2,144,129	2,193,907
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S DEFICIT
Capital contributions	72,330	86,112
Accumulated deficit	(73,817)	(145,435)

Total member’s deficit	(1,487)	(59,323)

Total liabilities, preferred members’ interest and member’s deficit	$2,292,642	$2,284,584

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$231,252	$223,865	$686,698	$668,949
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	91,786	89,176	276,956	270,078
Selling, general and administrative expenses	47,762	45,964	138,244	134,010
Management fee expense	4,300	3,450	12,300	10,535
Depreciation and amortization	39,018	37,645	117,176	112,746

Operating income	48,386	47,630	142,022	141,580
Interest expense, net	(23,155)	(29,904)	(72,691)	(86,346)
Gain (loss) on derivatives, net	3,945	(6)	17,565	1,060
Loss on early extinguishment of debt	—	(2,376)	(832)	(2,376)
Other expense, net	(435)	(458)	(947)	(1,111)

Net income	$28,741	$14,886	$85,117	$52,807
Dividend to preferred members (Note 7)	4,500	4,500	13,500	13,500

Net income applicable to member	$24,241	$10,386	$71,617	$39,307

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,117	$52,807
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	117,176	112,746
Gain on derivatives, net	(17,565)	(1,060)
Loss on early extinguishment of debt	832	501
Amortization of deferred financing costs	4,048	3,746
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,117)	3,810
Accounts receivable - affiliates	(1,217)	(1,278)
Prepaid expenses and other assets	(2,982)	(3,621)
Accounts payable, accrued expenses and other current liabilities	2,513	4,850
Deferred revenue	902	1,073
Other non-current liabilities	(25)	(78)

Net cash flows provided by operating activities	$186,682	$173,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(116,735)	$(116,001)
Change in accrued property, plant and equipment	747	(5,513)

Net cash flows used in investing activities	$(115,988)	$(121,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$773,000	$373,000
Repayment of bank debt	(808,000)	(329,500)
Issuance of senior notes	—	300,000
Redemption of senior notes	—	(74,846)
Dividend payments on preferred members’ interest	(13,500)	(13,500)
Capital contributions from parent (Note 8)	—	18,500
Capital distributions to parent (Note 8)	(14,040)	(112,125)
Financing costs	(5,284)	(12,955)
Other financing activities	(1,091)	851

Net cash flows (used in) provided by financing activities	$(68,915)	$149,425

Net change in cash	1,779	201,407
CASH, beginning of period	11,796	11,730

CASH, end of period	$13,575	$213,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$65,641	$71,224

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $6.0 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $18.0 million and $18.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2013. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2013, our interest rate exchange agreement liabilities, net, were valued at $39.5 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$39,491	$—	$39,491

Interest rate exchange agreements - liabilities, net	$—	$39,491	$—	$39,491

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

The fair value of our interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted LIBOR futures, and the remaining time to maturities. While our interest rate exchange agreements are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis. Based upon the mark-to-market valuation of these interest rate exchange agreements, all of our interest rate exchange agreements were in a liability position as of September 30, 2013 and December 31, 2012, and therefore no assets were recorded on our consolidated balance sheets. As of both September 30, 2013 and December 31, 2012, based on such mark-to-market valuations, we recorded an accumulated current liability in “accounts payable, accrued expenses and other current liabilities” of $24.2 million and, as of the same dates, an accumulated long-term liability in “other non-current liabilities” of $15.3 million and $32.9 million, respectively.

As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $3.9 million and a net loss on derivatives of less than $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and a net gain on derivatives of $17.6 million and $1.1 million for the nine months ended September 30, 2013, 2012, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012
Cable systems, equipment and subscriber devices	$2,010,639	$1,914,933
Furniture, fixtures and office equipment	44,534	44,206
Vehicles	39,784	39,624
Buildings and leasehold improvements	33,193	28,833
Land and land improvements	8,139	5,052

Property, plant and equipment, gross	$2,136,289	$2,032,648
Accumulated depreciation	(1,332,253)	(1,228,186)

Property, plant and equipment, net	$804,036	$804,462

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012
Accounts payable - non-affiliates	$33,580	$32,433
Accrued programming costs	27,049	23,270
Liabilities under interest rate exchange agreements	24,224	24,234
Accrued payroll and benefits	17,289	17,828
Accrued taxes and fees	16,734	18,301
Accrued interest	10,787	7,580
Accrued service costs	9,638	7,954
Advance subscriber payments	8,934	9,141
Accrued property, plant and equipment	7,537	6,790
Bank overdrafts (1)	3,231	4,581
Accrued telecommunications costs	691	1,774
Accounts payable - affiliates	—	4,417
Other accrued expenses	8,664	8,155

Accounts payable, accrued expenses and other current liabilities	$168,358	$166,458

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of September 30, 2013 and December 31, 2012, our debt consisted of (dollars in thousands):

	September 30,	December 31,
	2013	2012
Bank credit facility	$1,624,000	$1,659,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,924,000	$1,959,000
Less: current portion	16,000	16,000

Total long-term debt	$1,908,000	$1,943,000

Bank Credit Facility

As of September 30, 2013, we maintained a $1.759 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016; if we do not refinance the existing Term Loan D under the credit facility prior to July 31, 2014, our existing revolving credit commitments will expire, and any amounts outstanding would then become due on such date;

•	$746.0 million of outstanding Term Loan D borrowings, which mature on January 31, 2015;

•	$198.0 million of outstanding Term Loan G borrowings, which mature on January 20, 2020; and

•	$598.5 million of outstanding Term Loan H borrowings, which mature on January 29, 2021.

As of September 30, 2013, we had $123.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $81.5 million of outstanding loans and $10.9 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The total maximum leverage ratio will be reduced to 5.0 to 1.0 April 1, 2014. As of September 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 4.5 to 1.0 and an interest coverage ratio of 3.0 to 1.0.

On May 29, 2013, the entire outstanding amount of $583.5 million under Term Loan F of the credit facility was repaid with proceeds from the issuance of a new term loan. See “Term Loan H” below. We recorded a loss on early extinguishment of $0.8 million for the nine months ended September 30, 2013, which represented the write-off of certain unamortized deferred financing costs.

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

Borrowings under Term Loan H bear interest at a floating rate or rates equal to, at our discretion, the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.50%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 1.50%, subject to a minimum Prime Rate of 0.75%. Term Loan H matures on January 29, 2021 and, since September 30, 2013, has been subject to quarterly principal reductions of $1.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $555.0 million, representing 92.5% of the original principal amount.

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

Interest Rate Exchange Agreements

We use interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable portion of borrowings under the credit facility. We believe this reduces the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2013 and 2012. As of September 30, 2013:

•	We had current interest rate swaps that fixed the variable portion of $800 million of borrowings under the credit facility at a rate of 3.3% of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively; and

•	We had forward-starting interest rate swaps that will fix the variable portion of $300 million of borrowings under the credit facility at a rate of 2.6% for a one year period commencing December 2014.

As of September 30, 2013, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.2%.

Senior Notes

As of September 30, 2013, we had $300 million of outstanding senior notes, all of which comprised our 6 3/8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of September 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.5 to 1.0.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $8.6 million and $10.0 million as of September 30, 2013 and December 31, 2012, respectively.

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

Fair Value

As of September 30, 2013 and December 31, 2012, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
6 3⁄8% senior notes due 2023	$301,500	$307,500

Bank credit facility	$1,606,573	$1,666,265

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended September 30, 2013 and 2012, and $13.5 million during each of the nine months ended September 30, 2013 and 2012.

8. MEMBER’S DEFICIT

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $14.0 million and $112.1 million during the nine months ended September 30, 2013 and 2012, respectively, and received capital contributions from parent in cash of $18.5 million during the nine months ended September 30, 2012.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems. As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.3 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $12.3 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in us. See Note 7.

Accounts receivable – affiliates and accounts payable – affiliates represent amounts due from, or amounts due to, MCC or its subsidiaries (other than us), are reported on a net basis for financial statement presentation purposes. As of September 30, 2013 and December 31, 2012, there were net balances recorded in accounts receivable – affiliates of $1.2 million and accounts payable – affiliates of $4.4 million, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2013, we have determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of September 30, 2013, we served approximately 535,000 video customers, 529,000 high-speed data (“HSD”) customers and 204,000 phone customers, aggregating 1.27 million primary service units (“PSUs”).

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

We expect we will continue to increase revenues through growth in our residential and business services. Residential revenues are expected to increase as a result of HSD and phone customer growth and contributions from more customers taking higher HSD speed tiers and our advanced video services. Business services revenues are expected to grow through HSD and phone sales to small-to-medium sized companies and greater sales of cell tower backhaul and large enterprise class services. We believe the slower than expected economic recovery in the United States has contributed to lower sales and connect activity for residential services and negatively impacted customer and revenue growth. A continuation or worsening of such trends may adversely impact our results of operations, cash flows and financial position.

Our video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. For the past several years, DBS competitors have used aggressive marketing campaigns, including deeply discounted promotional packages, and offered to consumers more advanced equipment and exclusive sports programming, which we believe have contributed to video customer losses in our markets. At the same time, our video programming costs on a per-unit basis have risen well in excess of the inflation rate in recent years, a trend we expect to continue. Given these factors, we have generally limited our offering of discounted pricing for video-only customers, as we believe it has become uneconomic to offer a low-priced, low-margin video-only product in an attempt to match the competition’s pricing. We believe such reduction of discounted pricing for video-only customers, along with the slower than expected economic recovery noted above, have contributed to video customer losses. While we expect to mostly offset such declines through higher average unit pricing and greater penetration of our advanced video services, if such losses were to continue, we may experience future declines in video revenues.

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

We face significant competition in the advertising business from a wide range of national, regional and local competitors, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. We expect our advertising revenues to decline in 2013 relative to 2012 due to the strong contributions of political advertising in 2012 during a national election year.

For the three and nine months ended September 30, 2013, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2013 at a similar rate to our experience in 2012. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing contractual demands of large programmers, who each own or control a significant number of popular cable networks, including sports programming, and increasing retransmission consent fees charged by large television broadcast station groups, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

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

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs comprise: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

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

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses comprise: call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended September 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Revenues	$231,252	$223,865	$7,387	3.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	91,786	89,176	2,610	2.9%
Selling, general and administrative expenses	47,762	45,964	1,798	3.9%
Management fee expense	4,300	3,450	850	24.6%
Depreciation and amortization	39,018	37,645	1,373	3.6%

Operating income	48,386	47,630	756	1.6%
Interest expense, net	(23,155)	(29,904)	6,749	(22.6%)
Gain (loss) on derivatives, net	3,945	(6)	3,951	NM
Loss on early extinguishment of debt	—	(2,376)	2,376	NM
Other expense, net	(435)	(458)	23	(5.0%)

Net income	$28,741	$14,886	$13,855	93.1%

OIBDA	$87,404	$85,275	$2,129	2.5%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
OIBDA	$87,404	$85,275	$2,129	2.5%
Depreciation and amortization	(39,018)	(37,645)	(1,373)	3.6%

Operating income	$48,386	$47,630	$756	1.6%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, September 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Video	$114,547	$114,519	$28	0.0%
HSD	62,140	56,250	5,890	10.5%
Phone	16,331	16,962	(631)	(3.7%)
Business services	26,283	21,634	4,649	21.5%
Advertising	11,951	14,500	(2,549)	(17.6%)

Total	$231,252	$223,865	$7,387	3.3%

	Three Months Ended
	September 30,		Increase/
	2013	2012	(Decrease)	% Change
Video customers	535,000	567,000	(32,000)	(5.6%)
HSD customers	529,000	501,000	28,000	5.6%
Phone customers	204,000	189,000	15,000	7.9%

Primary service units (PSUs)	1,268,000	1,257,000	11,000	0.9%
Average total monthly revenue per video customer (1)	$142.22	$130.23	$11.99	9.2%
Average total monthly revenue per PSU (2)	$60.60	$59.18	$1.42	2.4%

(1)	Represents average total monthly revenues for the period divided by average video customers for such period.
(2)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 3.3%, primarily due to greater HSD and business services revenues, offset in part by lower advertising revenues. Average total monthly revenue per video customer rose 9.2% to $142.22, and average total monthly revenue per PSU gained 2.4% to $60.60.

Video revenues were essentially flat, as greater revenues per video customer were mostly offset by a lower residential video customer base. During the three months ended September 30, 2013, we lost 14,000 video customers, compared to 12,000 in the prior year period. As of September 30, 2013, we served 535,000 video customers, or 35.8% of our estimated homes passed. As of the same date, 60.7% of our video customers were digital customers, and 39.2% of our digital customers were taking our DVR service.

HSD revenues grew 10.5%, largely as a result of greater revenue per HSD customer and, to a lesser extent, a larger residential HSD customer base. During the three months ended September 30, 2013, we gained 4,000 HSD customers, compared to 8,000 in the prior year period. As of September 30, 2013, we served 529,000 HSD customers, or 35.4% of our estimated homes passed.

Phone revenues declined 3.7%, principally due to lower revenue per phone customer. During the three months ended September 30, 2013, we gained 2,000 phone customers, compared to a loss of 4,000 in the prior year period. As of September 30, 2013, we served 204,000 phone customers, or 13.6% of our estimated homes passed.

Business services revenues rose 21.5%, mainly due to customer growth in commercial HSD, phone and enterprise class services, primarily related to cell tower backhaul.

Advertising revenues fell 17.6%, principally due to less political advertising compared to the prior year period.

Costs and Expenses

Service costs increased 2.9%, principally due to greater programming and, to a much lesser extent, field operating costs. Programming costs grew 3.0%, mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, largely offset by a lower video customer base. Field operating costs increased 5.9%, primarily due to greater fiber lease and equipment repair and maintenance expenses, offset in part by lower outside contractor usage. Service costs as a percentage of revenues were 39.7% and 39.8% for the three months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses were 3.9% higher, primarily due to greater marketing costs and bad debt expense. Marketing costs were 12.8% higher, mainly due to greater costs associated with online advertising and, to a lesser extent, third-party commissions, offset in part by lower volume of direct mail marketing. Bad debt expense rose 18.9%, principally due to the aging of certain customer accounts. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 20.5% for the three months ended September 30, 2013 and 2012, respectively.

Management fee expense grew 24.6%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% and 1.5% for the three months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization was 3.6% higher, largely as a result of depreciation of customer premise equipment and investments in HSD bandwidth expansion and our business services.

OIBDA

OIBDA grew 2.5%, as the increase in revenues was offset in part by greater service costs and selling, general and administrative expenses.

Operating Income

Operating income rose 1.6%, as the growth in OIBDA was mostly offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, fell 22.6%, principally due to a lower average cost of debt and, to a lesser extent, lower average outstanding indebtedness during the period.

Gain (Loss) on Derivatives, Net

As of September 30, 2013, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.1 billion, of which $300 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $3.9 million and a net loss on derivatives of less than $0.1 million for the three months ended September 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $2.4 million for the three months ended September 30, 2012, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain senior notes.

Other Expense, Net

Other expense, net, was $0.4 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, other expense, net, consisted of $0.3 million of revolving credit commitment fees and $0.1 million of other fees. During the three months ended September 30, 2012, other expense, net, consisted of $0.3 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $28.7 million and $14.9 million for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

The table below sets forth our consolidated statements of operations and OIBDA for the nine months ended September 30, 2013 and 2012 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Revenues	$686,698	$668,949	$17,749	2.7%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	276,956	270,078	6,878	2.5%
Selling, general and administrative expenses	138,244	134,010	4,234	3.2%
Management fee expense	12,300	10,535	1,765	16.8%
Depreciation and amortization	117,176	112,746	4,430	3.9%

Operating income	142,022	141,580	442	0.3%
Interest expense, net	(72,691)	(86,346)	13,655	(15.8%)
Gain on derivatives, net	17,565	1,060	16,505	NM
Loss on early extinguishment of debt	(832)	(2,376)	1,544	NM
Other expense, net	(947)	(1,111)	164	(14.8%)

Net income	$85,117	$52,807	$32,310	61.2%

OIBDA	$259,198	$254,326	$4,872	1.9%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
OIBDA	259,198	254,326	4,872	1.9%
Depreciation and amortization	(117,176)	(112,746)	(4,430)	3.9%

Operating Income	$142,022	$141,580	$442	0.3%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the nine months ended, September 30, 2013 and 2012 (dollars in thousands, except per customer and per unit data):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Video	$343,460	$350,112	$(6,652)	(1.9%)
HSD	184,343	168,349	15,994	9.5%
Phone	49,566	50,124	(558)	(1.1%)
Business services	74,018	61,342	12,676	20.7%
Advertising	35,311	39,022	(3,711)	(9.5%)

Total	$686,698	$668,949	$17,749	2.7%

Revenues increased 2.7%, primarily due to greater HSD and business services revenues, offset in part by lower video revenues. Average total monthly revenue per video customer rose 9.2% to $139.62, and average total monthly revenue per PSU gained 1.8% to $60.53.

Video revenues declined 1.9%, primarily due to a lower residential video customer base, offset in part by greater revenue per video customer. During the nine months ended September 30, 2013, we lost 23,000 video customers, compared to 29,000 in the prior year period.

HSD revenues grew 9.5%, principally due to greater revenue per HSD customer and a larger residential HSD customer base. During the nine months ended September 30, 2013, we gained 24,000 HSD customers, compared to 33,000 in the prior year period.

Phone revenues decreased 1.1%, mainly due to lower revenue per phone customer, mostly offset by a larger residential phone customer base,. During the nine months ended September 30, 2013, we gained 14,000 phone customers, compared to 9,000 in the prior year period.

Business services revenues rose 20.7%, mainly due to customer growth in commercial HSD, and phone and enterprise class services, primarily related to cell tower backhaul.

Advertising revenues fell 9.5%, principally due to less political advertising compared to the prior year period, offset in part by greater revenues from local automotive advertising.

Costs and Expenses

Service costs increased 2.5%, principally due to higher programming and, to a lesser extent, field operating costs. Programming costs increased 2.6%, mainly due to greater retransmission consent fees and, to a lesser extent, higher contractual rates charged by our programming vendors, largely offset by a lower video customer base. Field operating costs grew 7.9%, largely due to greater fiber lease expenses, vehicle and equipment maintenance and repair costs and, to a lesser extent, the comparison to the prior year period relating to insurance claims, offset in part by lower outside contractor usage. Service costs as a percentage of revenues were 40.3% and 40.4% for the nine months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses were 3.2% higher, largely as a result of greater marketing, administrative, customer service employee and bad debt expense. Marketing expenses were 5.9% higher, mainly due to greater spending on online advertising, offset in part by lower volume of direct mail marketing. Administrative expenses rose 43.6%, principally due to higher legal fees. Customer service employee costs were 4.7% higher, primarily due to higher sales commissions and increased staffing. Bad debt expense increased 5.4%, principally due to the aging of certain customer accounts. Selling, general and administrative expenses as a percentage of revenues were 20.1% and 20.0% for the nine months ended September 30, 2013 and 2012, respectively.

Management fee expense grew 16.8%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.6% for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization increased 3.9%, largely as a result of depreciation of customer premise equipment and investments in HSD bandwidth expansion and our business services.

OIBDA

OIBDA grew 1.9%, as the increase in revenues was offset in part by greater service costs and, to a lesser extent, selling, general and administrative expenses and management fee expense.

Operating Income

Operating income increased 0.3%, as higher depreciation and amortization was mostly offset by the growth in OIBDA.

Interest Expense, Net

Interest expense, net, fell 15.8%, principally due to a lower average cost of debt and, to a much lesser extent, lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net gain on derivatives of $17.6 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.8 million for the nine months ended September 30, 2013, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans. Loss on early extinguishment of debt totaled $2.4 million for the nine months ended September 30, 2012, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain senior notes.

Other Expense, Net

Other expense, net, was $0.9 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, other expense, net, consisted of $0.7 million of revolving credit commitment fees and $0.2 million of other fees. During the nine months ended September 30, 2012, other expense, net, consisted of $0.7 million of revolving credit commitment fees and $0.4 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $85.1 million and $52.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments in the capacity and reliability of our network and the further expansion of our products and services, as well as scheduled repayments of our indebtedness and periodic contributions to MCC. As of September 30, 2013, our near-term liquidity requirements included scheduled term loan principal reductions of $4.0 million during the remainder of 2013 and $16.0 million during the year ending December 31, 2014. As of the same date, our sources of liquidity included $13.6 million of cash and $123.6 million of unused and available revolving credit commitments.

As of September 30, 2013, the existing Term Loan D under the credit facility had an outstanding balance of $746.0 million and a scheduled maturity of January 31, 2015. If we do not refinance Term Loan D prior to July 31, 2014, our existing revolving credit commitments (the “revolver”) will expire, and any amounts outstanding thereunder would become due on such date, As of September 30, 2013, there were $81.5 million of outstanding loans under the revolver. We believe that cash generated by, or available to, us will be sufficient to repay such balances under the revolver prior to that date, if necessary, and meet our other anticipated capital and liquidity needs through the year ending December 31, 2014.

If we were unable to obtain financing on acceptable terms, or at all, to refinance Term Loan D prior to its scheduled maturity of January 31, 2015, we would need to take other actions to conserve or raise capital that we would not take otherwise. We have accessed the debt markets for significant amounts of capital in the past, and while there are no assurances we can do so, we expect to access these markets to refinance Term Loan D prior to July 31, 2014.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $186.7 million for the nine months ended September 30, 2013, primarily due to OIBDA of $259.2 million, offset in part by interest expense of $72.7 million and the $2.9 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses and other assets of $3.0 million, in accounts receivable, net, of $2.1 million and in accounts receivable from affiliates of $1.2 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $2.5 million and a decline in deferred revenue of $0.9 million.

Net cash flows provided by operating activities were $173.5 million for the nine months ended September 30, 2012, primarily due to OIBDA of $254.3 million and the $4.8 million change in our operating assets and liabilities, offset in part by interest expense of $86.3 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other current liabilities of $4.9 million, a decrease in accounts receivable, net, of $3.8 million and a decline in deferred revenue of $1.1 million, offset in part by an increase in prepaid expenses and other assets of $3.6 million and an increase in accounts receivable from affiliates of $1.3 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $116.0 million for the nine months ended September 30, 2013, comprising $116.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.7 million.

Net cash flows used in investing activities were $121.5 million for the nine months ended September 30, 2012, comprising $116.0 million of capital expenditures and a net change in accrued property, plant and equipment of $5.5 million.

The $0.7 million increase in capital expenditures largely reflected costs associated with the purchase of a building in one of our service areas and an increase in outlays for customer premise equipment, mostly offset by a reduction in outlays for HSD bandwidth expansion, the all-digital video platform and fiber network redundancy.

Net Cash Flows (Used in) Provided by Financing Activities

Net cash flows used in financing activities were $68.9 million for the nine months ended September 30, 2013, comprising net repayments of $35.0 million under the credit facility, $14.0 million of capital distributions to our parent, MCC, $13.5 million of dividend payments on preferred members’ interest, $5.3 million of financing costs and $1.1 million of other financing activities. See “Term Loan H” below and Note 6 in our Notes to Consolidated Financial Statements.

Net cash flows provided by financing activities were $149.4 million for the nine months ended September 30, 2012, comprising $300.0 million issuance of new senior notes, net borrowings of $43.5 million under the credit facility, capital contributions from our parent, MCC, of $18.5 million and other financing activities of $0.9 million, offset in part by capital distributions to our parent, MCC, of $112.1 million, a $74.8 million purchase of senior notes, dividend payments on preferred members’ interest of $13.5 million and financing costs of $13.0 million.

Capital Structure

As of September 30, 2013, our total indebtedness was $1.924 billion, of which 57% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2013, we paid cash interest of $65.6 million, net of capitalized interest.

Bank Credit Facility

As of September 30, 2013, we maintained a $1.759 billion credit facility, comprising $1.543 billion of term loans with maturities ranging from January 2015 to January 2021, and $216.0 million of revolving credit commitments which are scheduled to expire on December 31, 2016. As of the same date, we had $123.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $81.5 million of outstanding loans and $10.9 million of letters of credit.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2013, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The maximum total leverage will be reduced to 5.0 to 1.0 on April 1, 2014. As of September 30, 2013, we were in compliance with all covenants under the credit agreement, including a total leverage ratio of 4.5 to 1.0 and an interest coverage ratio of 3.0 to 1.0.

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

Interest Rate Exchange Agreements

We use interest exchange agreements (which we refer to as “interest rate swaps”) in order to fix the variable portion of debt under the credit facility to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2013, we had interest rate swaps that fix the variable portion of $800 million of borrowings under the credit facility at a rate of 3.3%, of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable portion of $300 million of borrowings under the credit facility at a rate of 2.6% for a one year period commencing in December 2014.

As of September 30, 2013, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.2%.

Senior Notes

As of September 30, 2013, we had $300 million of outstanding senior notes, all of which mature in April 2023. Our senior notes are unsecured obligations, and the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. As of September 30, 2013, we were in compliance with all covenants under the indenture, including a debt to operating cash flow ratio of 5.5 to 1.0.

Covenant Compliance and Debt Ratings

For all periods through September 30, 2013, we were in compliance with all of the covenants under the credit facility and senior note arrangements. We do not believe that we will have any difficulty complying with any of the applicable covenants in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2013, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2013.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2013.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of September 30, 2013.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 8, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 8, 2013	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Notes to Consolidated Financial Statements