Form 10-Q
period 2014-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2014-05-09
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition for residential and business customers from other providers, including but not limited to direct broadcast satellite operators, local telephone companies, other cable providers, wireless communications companies and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent costs;

•	our ability to further expand our Business Services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to refinance future debt maturities, including the remaining portion of the existing Term Loan D under our bank credit facility due January 31, 2015 ($542.5 million as of March 31, 2014), or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2013 and other reports or documents that we file from time to time with the SEC.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$11,094	$11,237
Accounts receivable, net of allowance for doubtful accounts of $2,685 and $2,920	54,512	56,376
Accounts receivable—affiliates	—	4,444
Prepaid expenses and other current assets	11,559	10,818

Total current assets	77,165	82,875
Property, plant and equipment, net of accumulated depreciation of $1,403,903 and $1,368,697	785,287	791,543
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $22,432 and $21,113	29,159	26,574

Total assets	$2,264,464	$2,273,845

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	159,946	$156,607
Accounts payable—affiliates	5,765	—
Deferred revenue	35,970	35,599
Current portion of long-term debt	550,538	16,000

Total current liabilities	752,219	208,206
Long-term debt, less current portion	1,312,462	1,892,000
Other non-current liabilities	7,935	10,684

Total liabilities	2,072,616	2,110,890
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital contributions	57,502	57,443
Accumulated deficit	(15,654)	(44,488)

Total member’s equity	41,848	12,955

Total liabilities, preferred members’ interest and member’s equity	$2,264,464	$2,273,845

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$232,553	$225,265
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	93,990	92,236
Selling, general and administrative expenses	44,102	44,796
Management fee expense	4,300	4,000
Depreciation and amortization	39,013	38,688

Operating income	51,148	45,545
Interest expense, net	(22,961)	(24,906)
Gain on derivatives, net	5,551	5,885
Other expense, net	(404)	(152)

Net income	$33,334	$26,372
Dividend to preferred members (Note 7)	(4,500)	(4,500)

Net income applicable to member	$28,834	$21,872

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,334	$26,372
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	39,013	38,688
Gain on derivatives, net	(5,551)	(5,885)
Amortization of deferred financing costs	1,319	1,362
Changes in assets and liabilities:
Accounts receivable, net	1,864	2,319
Accounts receivable—affiliates	4,444	—
Prepaid expenses and other assets	(848)	(2,964)
Accounts payable, accrued expenses and other current liabilities	2,822	826
Accounts payable—affiliates	5,765	898
Deferred revenue	371	300
Other non-current liabilities	(2)	(25)

Net cash flows provided by operating activities	$82,531	$61,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(32,742)	$(31,290)
Change in accrued property, plant and equipment	4,280	(541)

Net cash flows used in investing activities	$(28,462)	$(31,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$39,000	$57,000
Repayment of bank debt	(284,000)	(72,000)
Issuance of senior notes	200,000	—
Dividend payments on preferred members’ interest	(4,500)	(4,500)
Capital distributions to parent (Note 8)	—	(11,600)
Financing costs	(3,812)	—
Other financing activities	(900)	(1,057)

Net cash flows used in financing activities	$(54,212)	$(32,157)

Net decrease in cash	(143)	(2,097)
CASH, beginning of period	11,237	11,796

CASH, end of period	$11,094	$9,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$16,516	$16,835

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2014.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $5.8 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the FASB issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2014. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2014, our interest rate swap liabilities, net, were valued at $28.7 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$28,724	$—	$28,724

Interest rate exchange agreements—liabilities, net	$—	$28,724	$—	$28,724

As of December 31, 2013, our interest rate swap liabilities, net, were valued at $34.3 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$34,275	$—	$34,275

Interest rate exchange agreements—liabilities, net	$—	$34,275	$—	$34,275

The fair value of our interest rate swaps represents the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted London Interbank Offered Rate (“LIBOR”) futures and the remaining time to maturity. While our interest rate swaps are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis.

All of our interest rate swaps were in a liability position as of each of March 31, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of March 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $21.7 million and a long-term liability in other non-current liabilities of $7.0 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $24.5 million and a long-term liability in other non-current liabilities of $9.8 million.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $5.6 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Cable systems, equipment and customer devices	$2,063,846	$2,033,815
Furniture, fixtures and office equipment	44,643	44,689
Vehicles	39,050	40,085
Buildings and leasehold improvements	33,512	33,512
Land and land improvements	8,139	8,139

Property, plant and equipment, gross	$2,189,190	$2,160,240
Accumulated depreciation	(1,403,903)	(1,368,697)

Property, plant and equipment, net	$785,287	$791,543

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Accounts payable—trade	$26,295	$30,157
Accrued programming costs	24,805	25,482
Liabilities under interest rate exchange agreements	21,671	24,475
Accrued taxes and fees	18,618	16,731
Accrued payroll and benefits	14,799	17,155
Accrued interest	11,336	5,902
Advance customer payments	10,392	8,775
Accrued service costs	8,516	8,076
Accrued property, plant and equipment	8,496	4,216
Bank overdrafts (1)	3,942	4,901
Accrued telecommunications costs	1,662	1,702
Other accrued expenses	9,414	9,035

Accounts payable, accrued expenses and other current liabilities	$159,946	$156,607

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of March 31, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	March 31,	December 31,
	2014	2013
Bank credit facility	$1,363,000	$1,608,000
5 1⁄2% senior notes due 2021	200,000	—
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,863,000	$1,908,000
Less: current portion	550,538	16,000

Total long-term debt	$1,312,462	$1,892,000

Bank Credit Facility

As of March 31, 2014, we maintained a $1.551 billion bank credit facility (the “credit facility”), comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016 (or July 31, 2014 if any amount remains outstanding under Term Loan D on such date);

•	$542.5 million of outstanding Term Loan D borrowings, which mature on January 31, 2015;

•	$197.0 million of outstanding Term Loan G borrowings, which mature on January 20, 2020; and

•	$595.5 million of outstanding Term Loan H borrowings, which mature on January 29, 2021

As of March 31, 2014, we had $177.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $28.0 million of outstanding loans and $10.8 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2014, the credit agreement governing the credit facility (the “credit agreement”) required us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.5 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. The total leverage ratio covenant was reduced to 5.0 to 1.0 on April 1, 2014. For all periods through March 31, 2014, we were in compliance with all covenants under the credit agreement.

On March 17, 2014, we repaid $200.0 million under Term Loan D with proceeds from the issuance of new senior notes (see “5 1⁄2% Notes” below). Repayment of the $542.5 million remaining outstanding principal amount of Term Loan D on, or prior to, its scheduled maturity of January 31, 2015 depends on our ability to access the debt markets to refinance such loans. If we are unable to obtain financing to refinance the remaining principal amount outstanding under Term Loan D, we would need to take other actions, including selling assets or seeking strategic investments from third parties, and deferring capital expenditures or other discretionary uses of cash. A failure to complete such scheduled debt repayment would permit the lenders in the credit facility to accelerate all obligations thereunder, and would also trigger a cross-default under the indentures governing our senior notes (the “indentures”), which could result in most, or all, of our debt becoming due and payable.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2014 and 2013.

As of March 31, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of March 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.6%.

Senior Notes

As of March 31, 2014, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and $300 million of 6 3⁄8% senior notes due April 2023 (the “6 3⁄8% Notes”). Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2014, we were in compliance with all covenants under the indentures.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. The 5 1⁄2% Notes are unsecured obligations, and their indenture is substantially similar to the indenture governing the 6 3⁄8% Notes. Net proceeds from the 5 1⁄2% Notes of $196.2 million, after giving effect to $3.8 million of financing costs, substantially funded a $200.0 million partial repayment of the existing Term Loan D under the credit facility. As a percentage of par value, the 5 1⁄2% Notes are redeemable at 102.750% commencing April 1, 2017, 101.375% commencing April 1, 2018 and at par value commencing April 1, 2019.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $7.9 million and $8.2 million as of March 31, 2014 and December 31, 2013, respectively.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

As of March 31, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
5 1⁄2% senior notes due 2021	$201,000	$—
6 3⁄8% senior notes due 2023	315,750	308,250

Total senior notes	$516,750	$308,250

Bank credit facility	$1,361,193	$1,602,472

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended March 31, 2014 and 2013.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $11.6 million during the three months ended March 31, 2013.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to a management agreement with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.3 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

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

We have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2013, and do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of March 31, 2014, we served approximately 524,000 video customers, 546,000 high-speed data (“HSD”) customers and 210,000 phone customers, aggregating 1.28 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including our primary services of video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base were primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

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

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 105Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by LECs and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services, including cell tower backhaul, largely compete with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

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

For the three months ended March 31, 2014, video programming represented our single largest expense, and we expect the rate of growth in programming costs per video customer to continue to increase in 2014 at similar levels to our experience in 2013. In recent years, we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a significant rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Recent Developments

On March 17, 2014, we issued $200 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and, on the same date, used the proceeds to substantially repay $200 million of principal amount outstanding under an existing term loan. See “Liquidity and Capital Resources – Capital Structure – 5 1⁄2% Notes” and Note 6 in our Notes to Consolidated Financial Statements.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential video customers, which vary according to the level of service and equipment taken, and revenue from the sale of video-on-demand content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

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

Programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Management Fee Expense

Management fee expense reflects compensation paid to MCC for the performance of services it provides us in accordance with management agreements between MCC and our operating subsidiaries.

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

Actual Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Revenues	$232,553	$225,265	$7,288	3.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	93,990	92,236	1,754	1.9%
Selling, general and administrative expenses	44,102	44,796	(694)	(1.5%)
Management fee expense	4,300	4,000	300	7.5%
Depreciation and amortization	39,013	38,688	325	0.8%

Operating income	51,148	45,545	5,603	12.3%
Interest expense, net	(22,961)	(24,906)	1,945	(7.8%)
Gain on derivatives, net	5,551	5,885	(334)	NM
Other expense, net	(404)	(152)	(252)	NM

Net income	$33,334	$26,372	$6,962	26.4%

OIBDA	$90,161	$84,233	$5,928	7.0%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
OIBDA	$90,161	$84,233	$5,928	7.0%
Depreciation and amortization	(39,013)	(38,688)	(325)	0.8%

Operating income	$51,148	$45,545	$5,603	12.3%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Video	$113,485	$113,618	$(133)	(0.1%)
HSD	64,759	60,366	4,393	7.3%
Phone	15,849	16,519	(670)	(4.1%)
Business services	27,505	23,441	4,064	17.3%
Advertising	10,955	11,321	(366)	(3.2%)

Total	$232,553	$225,265	$7,288	3.2%

	March 31,		Increase/
	2014	2013	(Decrease)	% Change
Video customers	524,000	558,000	(34,000)	(6.1%)
HSD customers	546,000	520,000	26,000	5.0%
Phone customers	210,000	196,000	14,000	7.1%

Primary service units (PSUs)	1,280,000	1,274,000	6,000	0.5%
Average total monthly revenue per PSU (1)	$60.82	$59.43	$1.39	2.3%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

Revenues increased 3.2%, primarily due to greater HSD and, to a lesser extent, business services revenues. Average total monthly revenue per PSU increased 2.3% to $60.82.

Video revenues declined 0.1%, mainly a result of a lower residential video customer base, mostly offset in part by rate adjustments and more customers taking advanced video services. During the three months ended March 31, 2014, we lost 4,000 video customers, compared to no change in the prior year period. As of March 31, 2014, we served 524,000 video customers, or 35.1% of our estimated homes passed. As of the same date, 61.3% of our video customers were digital customers, and 43.3% of our digital customers were taking our DVR service.

HSD revenues grew 7.3%, principally due to higher equipment charges, customer growth and, to a much lesser extent, more customers taking our wireless home gateway service. During the three months ended March 31, 2014, we gained 12,000 HSD customers, compared to an increase of 15,000 in the prior year period. As of March 31, 2014, we served 546,000 HSD customers, or 36.5% of our estimated homes passed, and 26.6% of our HSD customers took our wireless home gateway.

Phone revenues declined 4.1%, largely a result of lower revenues per phone customer, offset in part by a larger residential phone customer base. During the three months ended March 31, 2014, we gained 3,000 phone customers, compared to an increase of 6,000 in the prior year period. As of March 31, 2014, we served 210,000 phone customers, or 14.0% of our estimated homes passed.

Business services revenues rose 17.3%, primarily due to a larger commercial HSD and phone customer base.

Advertising revenues decreased 3.2%, principally due to lower levels of local advertising, offset in part by higher levels of political advertising.

Costs and Expenses

Service costs increased 1.9%, principally due to higher field operating, HSD delivery and employee expenses, offset in part by lower programming expenses. Field operating expenses grew 6.5%, mainly due to a greater usage of outside contractors and higher equipment maintenance and pole rental costs, offset in part by lower costs associated with our network operations center. HSD delivery costs rose 32.2%, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Employee costs were 8.2% higher, largely a result of higher staffing levels. Programming expenses declined 1.3%, as a lower video customer base was mostly offset by greater retransmission consent fees charged by local broadcasters for their local broadcast stations and higher contractual rates charged by our programming vendors for their cable networks. Service costs as a percentage of revenues were 40.4% and 40.9% for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses declined 1.5%, mainly due to lower employee and office expenses, offset in part by greater marketing costs. Employee costs fell 5.8%, primarily due to lower staffing levels. Office expenses fell 18.0%, primarily due to lower rent and telecommunications costs. Marketing costs grew 5.2%, largely a result of higher levels of online advertising, offset in part by a reduction in direct mail marketing. Selling, general and administrative expenses as a percentage of revenues were 19.0% and 19.9% for the three months ended March 31, 2014 and 2013, respectively.

Management fee expense grew 7.5%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% for each of the three months ended March 31, 2014 and 2013.

Depreciation and amortization was 0.8% higher, largely as a result of the depreciation of customer premise equipment, investments in HSD bandwidth expansion and our business services offerings, mostly offset by certain assets becoming fully depreciated.

OIBDA

OIBDA rose 7.0%, as the increase in revenues and, to a much lesser extent, the decline in selling, general and administrative expenses was offset in part by greater service costs.

Operating Income

Operating income grew 12.3%, as the growth in OIBDA was partially offset by higher depreciation and amortization.

Interest Expense, Net

Interest expense, net, fell 7.8%, principally due to a lower average cost of debt and, to a lesser extent, lower average outstanding indebtedness during the period.

Gain on Derivatives, Net

As of March 31, 2014, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.1 billion, of which $300 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $5.6 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively.

Other Expense, Net

Other expense, net, was $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, other expense, net, consisted of $0.3 million of revolving credit facility commitment fees and $0.1 million of other fees. During the three months ended March 31, 2013, other expense, net, consisted of $0.1 million of revolving credit facility commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $33.3 million and $26.4 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $10.4 million during the remainder of 2014. As of the same date, our sources of liquidity included $11.1 million of cash and $177.2 million of unused and available commitments under our $216.0 revolving credit facility, after giving effect to $28.0 million of outstanding loans and $10.8 million of letters of credit issued to various parties as collateral.

On March 17, 2014, we repaid $200.0 million of principal amount outstanding under the existing Term Loan D under our bank credit facility (the “credit facility”). As of March 31, 2014, Term Loan D had an outstanding balance of $542.5 million and a scheduled maturity of January 31, 2015. If any amounts under Term Loan D remain outstanding on July 31, 2014, our revolving credit commitments will expire, and any amounts outstanding thereunder would become due on such date. We believe that cash generated by, or available to, us will be sufficient to repay such balances under our revolving credit commitments prior to that date, if necessary, and meet our other anticipated capital and liquidity needs through the remainder of 2014.

Our repayment of the remaining principal amounts under Term Loan D on, or prior to, its scheduled maturity will largely depend on our ability to access the debt markets to refinance such loans. If we were unable to obtain sufficient funding on acceptable terms, or at all, to refinance the principal amounts then outstanding under Term Loan D prior to its scheduled maturity, we would need to take other actions to conserve or raise capital, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash, that we would not take otherwise.

While there can be no assurance we will refinance the remaining $542.5 million under Term Loan D prior to its scheduled maturity, we have accessed the debt markets for significant amounts of capital in the past, including the issuance of the 5 1⁄2% Notes in March 2014, and expect to access these markets to repay such remaining balance under Term Loan D prior to its scheduled maturity.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $82.5 million for the three months ended March 31, 2014, primarily due to OIBDA of $90.2 million and, to a much lesser extent, the $14.4 million net change in our operating assets and liabilities, offset in part by interest expense of $23.0 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable to affiliates of $5.8 million, a decrease in accounts receivable from affiliates of $4.4 million, an increase in accounts payable, accrued expenses and other current liabilities of $2.8 million and a $1.9 million decline in accounts receivable, net, offset in part by an increase in prepaid expenses and other assets of $0.8 million.

Net cash flows provided by operating activities were $61.9 million for the three months ended March 31, 2013, primarily due to OIBDA of $84.2 million and, to a much lesser extent, the $1.4 million net change in our operating assets and liabilities, offset in part by interest expense of $24.9 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts receivable, net of $2.3 million, an increase in accounts payable to affiliates of $0.9 million and in accounts payable, accrued expenses and other current liabilities of $0.8 million, mostly offset by an increase in prepaid expenses and other assets of $3.0 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $28.5 million for the three months ended March 31, 2014, comprising $32.7 million of capital expenditures, offset in part by a net change in accrued property, plant and equipment of $4.2 million.

Net cash flows used in investing activities were $31.8 million for the three months ended March 31, 2013, comprising $31.3 million of capital expenditures and a net change in property plant and equipment of $0.5 million.

The $1.4 million increase in capital expenditures largely reflected greater spending on customer premise equipment, primarily for our next generation set-top, and HSD bandwidth expansion, offset in part by reduced outlays for cell tower backhaul.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $54.2 million for the three months ended March 31, 2014, as the net repayment of $245.0 million of borrowings under the credit facility, including the $200.0 million partial repayment of Term Loan C, $4.5 million of dividend payments on preferred members’ interest, $3.8 million of financing costs and $0.9 million of other financing activities were largely funded by the $200.0 million issuance of new senior notes and $39.0 million of borrowings under the credit facility.

Net cash flows used in financing activities were $32.2 million for the three months ended March 31, 2013, due to the net repayment of $15.0 million under the credit facility, $11.6 million of capital distributions to parent, $4.5 million of dividend payments on preferred members’ interest and $1.1 million of other financing activities.

Capital Structure

As of March 31, 2014, our total indebtedness was $1.863 billion, of which 70% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2014, we paid cash interest of $16.5 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2014, we maintained a $1.551 billion credit facility, comprising $1.335 billion of term loans with maturities ranging from January 2015 to January 2021 and a $216.0 million revolving credit facility with a scheduled expiry of December 31, 2016.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. For all periods through March 31, 2014, we were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.6 to 1.0 and an interest coverage ratio of 3.1 to 1.0.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of March 31, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of March 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.6%.

Senior Notes

As of March 31, 2014, we had $500 million of outstanding senior notes, comprising $200 million of the 5 1⁄2% Notes and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through March 31, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.2 to 1.0.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. The 5 1⁄2% Notes are unsecured obligations, and the indenture governing these notes is substantially similar to the indenture governing the 6 3⁄8% Notes. Net proceeds from the 5 1⁄2% Notes of $196.2 million, after giving effect to $3.8 million of financing costs, substantially funded a $200.0 million partial repayment of the existing Term Loan D under the credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook.

There can be no assurance that Moody’s and Standard and Poor’s will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

Other than the items noted below, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments for the five years subsequent to December 31, 2013 and thereafter per the items noted in “Liquidity and Capital Resources – Capital Structure—5 1⁄2% Notes” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled	Interest
	Debt Maturities	Expense (1)	Total
2014	$13,850	$93,976	$107,826
2015-2016	623,650	129,121	752,771
2017-2018	16,000	111,224	127,224
Thereafter	1,254,500	150,615	1,405,115

Total cash obligations	$1,908,000	$484,936	$2,392,936

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2013, and the average interest rates applicable under such debt obligations. Interest expense amounts are net of capitalized interest expense.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2013.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), and ASU 2011-08 — Intangibles — Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit. We do not believe that it is “more likely than not” that a goodwill impairment exists and, as such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2014, we determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of March 31, 2014.

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

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2014.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of March 31, 2014.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Indenture relating to 5 1⁄2% senior notes due 2021 of Mediacom Broadband LLC and Mediacom Broadband Corporation

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 9, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 9, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Indenture relating to 5 1⁄2% senior notes due 2021 of Mediacom Broadband LLC and Mediacom Broadband Corporation

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Notes to Consolidated Financial Statements