Form 10-Q
period 2014-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2014-08-08
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,535	$11,237
Accounts receivable, net of allowance for doubtful accounts of $3,169 and $2,920	60,004	56,376
Accounts receivable - affiliates	—	4,444
Prepaid expenses and other current assets	13,293	10,818

Total current assets	85,832	82,875
Property, plant and equipment, net of accumulated depreciation of $1,435,458 and $1,368,697	779,621	791,543
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $17,395 and $21,113	34,471	26,574

Total assets	$2,272,777	$2,273,845

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$158,238	$156,607
Accounts payable - affiliates	8,546	—
Deferred revenue	35,938	35,599
Current portion of long-term debt	13,500	16,000

Total current liabilities	216,222	208,206
Long-term debt, less current portion	1,834,500	1,892,000
Other non-current liabilities	5,675	10,684

Total liabilities	2,056,397	2,110,890
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital contributions	53,457	57,443
Retained earnings (accumulated deficit)	12,923	(44,488)

Total member’s equity	66,380	12,955

Total liabilities, preferred members’ interest and member’s equity	$2,272,777	$2,273,845

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$236,789	$230,181	$469,342	$455,446
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	94,397	92,934	188,387	185,170
Selling, general and administrative expenses	45,421	45,684	89,523	90,482
Management fee expense	4,300	4,000	8,600	8,000
Depreciation and amortization	39,678	39,470	78,691	78,158

Operating income	52,993	48,093	104,141	93,636
Interest expense, net	(24,713)	(24,630)	(47,674)	(49,536)
Gain on derivatives, net	5,546	7,735	11,097	13,620
Loss on early extinguishment of debt	(300)	(832)	(300)	(832)
Other expense, net	(449)	(360)	(853)	(512)

Net income	$33,077	$30,006	$66,411	$56,376
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)

Net income applicable to member	$28,577	$25,506	$57,411	$47,376

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,411	$56,376
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	78,691	78,158
Gain on derivatives, net	(11,097)	(13,620)
Loss on early extinguishment of debt	300	832
Amortization of deferred financing costs	2,790	2,753
Changes in assets and liabilities:
Accounts receivable, net	(3,628)	(2,135)
Accounts receivable - affiliates	4,444	—
Prepaid expenses and other assets	(3,086)	(3,760)
Accounts payable, accrued expenses and other current liabilities	6,219	1,086
Accounts payable - affiliates	8,546	(1,482)
Deferred revenue	339	931
Other non-current liabilities	(2)	(25)

Net cash flows provided by operating activities	$149,927	$119,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(66,744)	$(73,126)
Change in accrued property, plant and equipment	2,563	1,696

Net cash flows used in investing activities	$(64,181)	$(71,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$642,500	$716,000
Repayment of bank debt	(902,500)	(737,000)
Issuance of senior notes	200,000	—
Dividend payments on preferred members’ interest	(9,000)	(9,000)
Capital distributions to parent (Note 8)	(4,100)	(14,040)
Financing costs	(10,401)	(5,284)
Other financing activities	(947)	(522)

Net cash flows used in financing activities	$(84,448)	$(49,846)

Net increase (decrease) in cash	1,298	(2,162)
CASH, beginning of period	11,237	11,796

CASH, end of period	$12,535	$9,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$42,012	$48,377

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $5.8 million and $6.1 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $11.6 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) – Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards (“SFAS”) No. 51 - Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not completed our evaluation of this new guidance to determine its impact on our financial statements or financial disclosures.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2014. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2014, our interest rate swap liabilities, net, were valued at $23.2 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$23,177	$—	$23,177

Interest rate exchange agreements - liabilities, net	$—	$23,177	$—	$23,177

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

All of our interest rate swaps were in a liability position as of each of June 30, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of June 30, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $18.4 million and a long-term liability in other non-current liabilities of $4.8 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $24.5 million and a long-term liability in other non-current liabilities of $9.8 million.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $5.5 million and $7.7 million for the three months ended June 30, 2014 and 2013, respectively, and a net gain on derivatives of $11.1 million and $13.6 million for the six months ended June 30, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Cable systems, equipment and customer devices	$2,089,729	$2,033,815
Furniture, fixtures and office equipment	43,904	44,689
Vehicles	39,765	40,085
Buildings and leasehold improvements	33,622	33,512
Land and land improvements	8,059	8,139

Property, plant and equipment, gross	$2,215,079	$2,160,240
Accumulated depreciation	(1,435,458)	(1,368,697)

Property, plant and equipment, net	$779,621	$791,543

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Accounts payable - trade	$28,335	$30,157
Accrued programming costs	25,266	25,482
Accrued taxes and fees	21,732	16,731
Liabilities under interest rate exchange agreements	18,385	24,475
Accrued payroll and benefits	17,178	17,155
Advance customer payments	10,047	8,775
Accrued interest	8,770	5,902
Accrued service costs	8,015	8,076
Accrued property, plant and equipment	6,779	4,216
Bank overdrafts (1)	3,840	4,901
Accrued telecommunications costs	1,003	1,702
Other accrued expenses	8,888	9,035

Accounts payable, accrued expenses and other current liabilities	$158,238	$156,607

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of June 30, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	June 30, 2014	December 31, 2013
Bank credit facility	$1,348,000	$1,608,000
5 1⁄2% senior notes due 2021	200,000	—
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,848,000	$1,908,000
Less: current portion	13,500	16,000

Total long-term debt	$1,834,500	$1,892,000

2014 Financings

On March 17, 2014, we issued 5 1⁄2% senior notes due April 2021 in the aggregate principal amount of $200.0 million (the “5 1⁄2% Notes”). The 5 1⁄2% Notes are unsecured obligations, and their indenture is substantially similar to the indenture governing our 6 3⁄8% senior notes due 2023 (the “6 3⁄8% Notes”). After giving effect to $3.8 million of financing costs, net proceeds from the 5 1⁄2% Notes of $196.2 million substantially funded a $200.0 million partial repayment of the existing Term Loan D under our bank credit facility (the “credit facility”). As a percentage of par value, the 5 1⁄2% Notes are redeemable at 102.750% commencing April 1, 2017, 101.375% commencing April 1, 2018 and at par value commencing April 1, 2019.

On June 20, 2014, we entered into an amended and restated credit agreement (the “credit agreement”) under the credit facility that provided for new term loans in the amount of $250.0 million (“Term Loan I”) and $300.0 million (“Term Loan J” and, together with Term Loan I, the “new term loans”), and, on the same date, borrowed the full amounts under the new term loans. The credit agreement replaced the previously existing credit agreement in its entirety and amended certain terms and conditions, including the ability to amend and extend existing term loans and to prepay existing term loans on a non-pro rata basis. After giving effect to financing costs of $6.6 million, net proceeds of $543.4 million from the new term loans were substantially used to fund the full repayment of the remaining $542.5 million balance under Term Loan D. As a result of the repayment of Term Loan D, we recorded in our consolidated statements of operations a loss on early extinguishment of $0.3 million for the three and six months ended June 30, 2014, which represented the write-off of certain unamortized financing costs.

Borrowings under Term Loan I bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50%, or the Prime Rate plus a margin of 1.50%. Term Loan I matures on June 30, 2017 and, commencing on September 30, 2014, is subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $243.1 million, representing 97.25% of the original principal amount.

Borrowings under Term Loan J bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 3.00%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 2.00%, subject to a minimum Prime Rate of 1.75%. For any quarterly period ending on or after September 30, 2014 in which the operating subsidiaries’ total leverage ratio (as defined in the credit agreement) is 3.0 to 1.0 or below, the margin on LIBOR and Prime Rate borrowings will be reduced to 2.75% and 1.75%, respectively. Term Loan J matures on June 30, 2021 and, commencing on September 30, 2014, is subject to quarterly principal reductions of $0.8 million, representing 0.25% of the original principal amount, with a final payment at maturity of $279.8 million, representing 93.25% of the original principal amount.

Bank Credit Facility

As of June 30, 2014, we maintained a $1.557 credit facility, comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016;

•	$196.5 million of outstanding Term Loan G borrowings, which mature on January 20, 2020;

•	$594.0 million of outstanding Term Loan H borrowings, which mature on January 29, 2021;

•	$250.0 million of outstanding Term Loan I borrowings, which mature on June 30, 2017; and

•	$300.0 million of outstanding Term Loan J borrowings, which mature on June 30, 2021.

As of June 30, 2014, we had $198.1 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $7.5 million of outstanding loans and $10.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. For all periods through June 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2014 and 2013.

As of June 30, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of June 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.2%.

Senior Notes

As of June 30, 2014, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2014, we were in compliance with all covenants under the indentures.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $9.6 million and $8.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

Fair Value

As of June 30, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
5 1⁄2% senior notes due 2021	$203,500	$—
6 3⁄8% senior notes due 2023	318,000	308,250

Total senior notes	$521,500	$308,250

Bank credit facility	$1,345,166	$1,602,472

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2014 and 2013, and $9.0 million during each of the six months ended June 30, 2014 and 2013.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $4.1 million and $14.0 million during the six months ended June 30, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.3 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively, and $8.6 million and $8.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the FASB’s Accounting Standards Codification No. 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

We have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2013, and do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2014, we served approximately 515,000 video customers, 548,000 high-speed data (“HSD”) customers and 212,000 phone customers, aggregating 1.28 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

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

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 150Mbps gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

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

Video programming has represented our single largest expense in recent years, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We expect to experience high single- to low-double digit growth in video programming costs per video customer in 2014, similar to our experience in 2013. We also believe these expenses will continue to grow at a significant rate in the future because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Financings

On March 17, 2014, we issued $200.0 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and, on the same date, used the net proceeds to substantially repay $200.0 million of principal amount outstanding under the existing Term Loan D under our bank credit facility (the “credit facility”). On June 20, 2014, we completed $550.0 million of new term loans and, on the same date, used the net proceeds to repay the remaining $542.5 million of principal amount outstanding under Term Loan D.

See “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Note 6 in our Notes to Consolidated Financial Statements.

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

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2014 compared to Three and Six Months Ended June 30, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three and six months ended June 30, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change		2014	2013	% Change
Revenues	$236,789	$230,181	2.9%		$469,342	$455,446	3.1%
Costs and expenses:
Service costs	94,397	92,934	1.6%		188,387	185,170	1.7%
Selling, general and administrative expenses	45,421	45,684	(0.6%	)	89,523	90,482	(1.1%	)
Management fee expense	4,300	4,000	7.5%		8,600	8,000	7.5%
Depreciation and amortization	39,678	39,470	0.5%		78,691	78,158	0.7%

Operating income	52,993	48,093	10.2%		104,141	93,636	11.2%
Interest expense, net	(24,713)	(24,630)	0.3%		(47,674)	(49,536)	(3.8%	)
Gain on derivatives, net	5,546	7,735	NM		11,097	13,620	NM
Loss on early extinguishment of debt, net	(300)	(832)	NM		(300)	(832)	NM
Other expense, net	(449)	(360)	NM		(853)	(512)	NM

Net income	$33,077	$30,006	10.2%		$66,411	$56,376	17.8%

OIBDA	$92,671	$87,563	5.8%		$182,832	$171,794	6.4%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
OIBDA	$92,671	$87,563	5.8%	$182,832	$171,794	6.4%
Depreciation and amortization	(39,678)	(39,470)	0.5%	(78,691)	(78,158)	0.7%

Operating income	$52,993	$48,093	10.2%	$104,141	$93,636	11.2%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three and six months ended, June 30, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Video	$113,641	$115,295	(1.4%)	$227,126	$228,913	(0.8%)
HSD	66,302	61,837	7.2%	131,061	122,203	7.2%
Phone	16,073	16,715	(3.8%)	31,922	33,235	(4.0%)
Business services	28,369	24,295	16.8%	55,874	47,735	17.1%
Advertising	12,404	12,039	3.0%	23,359	23,360	(0.0%)

Total	$236,789	$230,181	2.9%	$469,342	$455,446	3.1%

Average total monthly revenue per PSU (1)	$61.78	$60.18	2.7%	$61.50	$60.03	2.4%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	June 30,
	2014	2013	% Change
Video customers	515,000	549,000	(6.2%)
HSD customers	548,000	525,000	4.4%
Phone customers	212,000	202,000	5.0%

Primary service units (PSUs)	1,275,000	1,276,000	(0.1%)

Revenues increased 2.9% and 3.1% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues. Average total monthly revenue per PSU increased 2.7% to $61.78 and 2.4% to $61.50 for the three and six months ended June 30, 2014, respectively.

Video revenues declined 1.4% and 0.8% for the three and six months ended June 30, 2014 and 2013, respectively, mainly a result of a lower residential video customer base, mostly offset in part by rate adjustments and more customers taking advanced video services. We lost 9,000 video customers during each of the three months ended June 30, 2014 and 2013, and lost 13,000 video customers in the six months ended June 30, 2014, compared to a decline of 9,000 in the prior year period. As of June 30, 2014, we served 515,000 video customers, or 34.4% of our estimated homes passed. As of the same date, 61.1% of our video customers were digital customers, and 45.3% of our digital customers were taking our DVR service.

HSD revenues grew 7.2% for each of the three and six months ended June 30, 2014 and 2013, principally due to higher equipment charges, customer growth and, to a much lesser extent, more customers taking our wireless home gateway service. We gained 2,000 HSD customers during the three months ended June 30, 2014, compared to an increase of 5,000 in the prior year period, and gained 14,000 HSD customers in the six months ended June 30, 2014, compared to an increase of 20,000 in the prior year period. As of June 30, 2014, we served 548,000 HSD customers, or 36.6% of our estimated homes passed, and 28.1% of our HSD customers took our wireless home gateway.

Phone revenues decreased 3.8% and 4.0% for the three and six months ended June 30, 2014 and 2013, respectively, largely a result of lower revenues per phone customer, offset in part by a larger residential phone customer base. We gained 2,000 phone customers during the three months ended June 30, 2014, compared to an increase of 6,000 in the prior year period, and gained 5,000 phone customers during the six months ended June 30, 2014, compared to an increase of 12,000 in the prior year period. As of June 30, 2014, we served 212,000 phone customers, or 14.2% of our estimated homes passed.

Business services revenues rose 16.8% and 17.1% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to growth in small-to-medium sized commercial customers and, to a lesser extent, enterprise class services, particularly for cell tower backhaul.

Advertising revenues increased 3.0% for the three months ended June 30, 2014, and were essentially unchanged for the six months ended June 30, 2014, as higher levels of political advertising were mostly offset by lower levels of automotive and other local advertising.

Costs and Expenses

Service costs increased 1.6% and 1.7% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to higher employee and HSD delivery expenses, offset in part by lower programming expenses. Employee costs were 12.3% and 10.2% higher for the three and six months ended June 30, 2014 and 2013, respectively, largely a result of higher staffing levels. HSD delivery costs rose 25.8% and 28.9% for the three and six months ended June 30, 2014 and 2013, respectively, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Programming expenses declined 1.1% and 1.2% for the three and six months ended June 30, 2014 and 2013, respectively, as a lower video customer base was mostly offset by greater retransmission consent fees charged by local broadcasters and higher contractual rates charged by our programming vendors. Service costs as a percentage of revenues were 39.9% and 40.4% for the three months ended June 30, 2014 and 2013, respectively, and 40.1% and 40.7% for the six months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expenses declined 0.6% and 1.1% for the three and six months ended June 30, 2014 and 2013, respectively, mainly due to lower employee and, to a lesser extent, office expenses, offset in part by greater bad debt and marketing expenses. Employee costs decreased 8.1% and 7.0% for the three and six months ended June 30, 2014, respectively, principally due to lower staffing levels. Office expenses fell 15.5% and 16.7% for the three and six months ended June 30, 2014, respectively, primarily due to lower rent and telecommunications costs. Bad debt expense rose 36.6% and 15.1% for the three and six months ended June 30, 2014, respectively, principally due to a greater number of written-off accounts and the aging of certain business customer accounts. Marketing costs grew 7.1% and 6.1% for the three and six months ended June 30, 2014, respectively, largely as a result of greater levels of direct mail marketing and online advertising, offset in part by a reduction in contracted directed sales marketing. Selling, general and administrative expenses as a percentage of revenues were 19.2% and 19.8% for the three months ended June 30, 2014 and 2013, respectively, and 19.1% and 19.9% for the six months ended June 30, 2014 and 2013, respectively.

Management fee expense grew 7.5% for each of the three and six months ended June 30, 2014 and 2013, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.7% for the three months ended June 30, 2014 and 2013, respectively, and 1.8% for each of the six months ended June 30, 2014 and 2013.

Depreciation and amortization was 0.5% and 0.7% higher for the three and six months ended June 30, 2014 and 2013, respectively, as the depreciation of customer premise equipment, investments in HSD bandwidth expansion and our business services offerings were substantially offset by certain assets becoming fully depreciated.

OIBDA

OIBDA grew 5.8% and 6.4% for the three and six months ended June 30, 2014 and 2013, respectively, as the increase in revenues and, to a much lesser extent, the decline in selling, general and administrative expenses, were offset in part by greater service costs.

Operating Income

Operating income rose 10.2% and 11.2% for the three and six months ended June 30, 2014 and 2013, respectively, principally due to the growth in OIBDA.

Interest Expense, Net

Interest expense, net, increased 0.3% for the three months ended June 30, 2014, as a higher average cost of debt was mostly offset by lower average outstanding indebtedness. Interest expense, net, declined 3.8% for the six months ended June 30, 2014, primarily due to lower average outstanding indebtedness.

Gain on Derivatives, Net

As of June 30, 2014, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $1.1 billion, of which $300 million were forward-starting interest rate swaps. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $5.5 million and $7.7 million for the three months ended June 30, 2014 and 2013, respectively, and a net gain on derivatives of $11.1 million and $13.6 million for the six months ended June 30, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 million for the three and six months ended June 30, 2014, and $0.8 million for the three and six months ended June 30, 2013. These amounts represented the write-off of certain unamortized financing costs as a result of the repayment of certain term loans.

Other Expense, Net

Other expense, net, was $0.4 million for the three months ended June 30, 2014, which substantially consisted of revolving credit facility commitment fees, and $0.9 million for the six months ended June 30, 2014, representing $0.7 million of commitment fees and $0.2 million of other fees.

Other expense, net, was $0.4 million for the three months ended June 30, 2013, representing $0.2 million of commitment fees and $0.2 million of other fees, and $0.5 million for the six months ended June 30, 2013, which substantially consisted of commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $33.1 million and $30.0 million for the three months ended June 30, 2014 and 2013, respectively, and $66.4 million and $56.4 million for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $6.8 million during the remainder of 2014, and $13.5 million during each of the years ending December 31, 2015 and 2016. As of the same date, our sources of liquidity included $12.5 million of cash and $198.1 million of unused and available commitments under our $216.0 million revolving credit facility, after giving effect to $7.5 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral. We believe that cash generated by, or available to, us will meet our anticipated capital and liquidity needs for the foreseeable future.

In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, including the issuance of new senior notes and term loans in 2014, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $149.9 million for the six months ended June 30, 2014, primarily due to OIBDA of $182.8 million and, to a much lesser extent, the $12.8 million net change in our operating assets and liabilities, offset in part by interest expense of $47.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable to affiliates of $8.5 million and in accounts payable, accrued expenses and other current liabilities of $6.2 million, and a decline in accounts receivable from affiliates of $4.4 million, offset in part by an increases in accounts receivable, net, of $3.6 million and in prepaid expenses and other assets of $3.1 million.

Net cash flows provided by operating activities were $119.1 million for the six months ended June 30, 2013, primarily due to OIBDA of $171.8 million, offset in part by interest expense of $49.5 million and the $5.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses and other assets of $3.8 million and in accounts receivable, net, of $2.1 million, and a decline in accounts payable to affiliates of $1.5 million, offset in part by increases in accounts payable, accrued expenses and other current liabilities of $1.1 million and an increase in deferred revenue of $0.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $64.2 million for the six months ended June 30, 2014, comprising $66.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of about $2.5 million.

Net cash flows used in investing activities were $71.4 million for the six months ended June 30, 2013, comprising $73.1 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $1.7 million.

The $6.4 million decline in capital expenditures principally reflected reduced outlays for cell tower backhaul and, to a lesser extent, customer premise equipment associated with our all-digital video platform, offset in part by spending on our next-generation set-top which we introduced in late 2013.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $84.4 million for the six months ended June 30, 2014, as $260.0 million of net repayments under the credit facility, $10.4 million of financing costs, $9.0 million of dividend payments on preferred members’ interest, $4.1 million of capital distributions to our parent, MCC, and $0.9 million of other financing activities were funded, in part, by the $200.0 million issuance of new senior notes. See “Capital Structure — 2014 Financings” below and Note 6 in our Notes to Consolidated Financial Statements for more information on such net repayments under the credit facility and issuance of new senior notes.

Net cash flows used in financing activities were $49.8 million for the six months ended June 30, 2013, comprising net repayments of $21.0 million under the credit facility, $14.0 million of capital distributions to our parent, MCC, $9.0 million of dividend payments on preferred members’ interest, $5.3 million of financing costs and $0.5 million of other financing activities.

Capital Structure

As of June 30, 2014, our total indebtedness was $1.848 billion, of which approximately 70% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2014, we paid cash interest of $42.0 million, net of capitalized interest.

2014 Financings

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. After giving effect to $3.8 million of financing costs, net proceeds of $196.2 million from the 5 1⁄2% Notes substantially funded a $200.0 million partial repayment of the existing Term Loan D under the credit facility.

On June 20, 2014, we completed new term loans in the aggregate principal amount of $550.0 million (the “new term loans”). After giving effect to $6.6 million of financing costs, net proceeds of $543.4 million from the new term loans were substantially used to fund the full repayment of the remaining $542.5 million balance under Term Loan D.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of June 30, 2014, we maintained a $1.557 billion credit facility, comprising $1.341 billion of term loans with maturities ranging from June 2017 to June 2021 and a $216.0 million revolving credit facility with a scheduled expiry of December 31, 2016.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. For all periods through June 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.5 to 1.0 and an interest coverage ratio of 3.0 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of June 30, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during the years ending December 31, 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of June 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.2%.

Senior Notes

As of June 30, 2014, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit rating is B1 by Moody’s, with a positive outlook, and BB- by Standard and Poor’s (“S&P”), with a stable outlook. Our senior unsecured rating is B3 by Moody’s, with a positive outlook, and B by S&P, with a stable outlook.

There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

Other than the items noted below, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments, on an adjusted basis, for the five years subsequent to December 31, 2013 and thereafter per the items noted in “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled Debt Maturities	Interest Expense (1)	Total
2014	$10,750	$101,253	$112,003
2015-2016	96,500	163,945	260,445
2017-2018	265,750	136,312	402,062
Thereafter	1,541,000	177,158	1,718,158

Total cash obligations	$1,914,000	$578,668	$2,492,668

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2013, and the average interest rates applicable under such debt obligations. Interest expense amounts are net of capitalized interest expense.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2014, we determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2014.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of June 30, 2014.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Third Restatement Agreement to Credit Agreement, dated as of June 20, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Third Amended and Restated Credit Agreement, dated June 20, 2014, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 8, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 8, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Third Restatement Agreement to Credit Agreement, dated as of June 20, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Third Amended and Restated Credit Agreement, dated June 20, 2014, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements