Form 10-Q
period 2014-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2014-11-07
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition for residential and business customers from other providers including, but not limited to, direct broadcast satellite operators, local telephone companies, other cable providers, wireless communications companies and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, including retransmission consent fees, or to raise video rates to offset, in whole or in part, the effects of such cost increases;

•	our ability to further expand our Business Services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully and timely adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to access the capital and credit markets on favorable terms, if at all, to refinance future debt maturities or provide future funding for potential strategic transactions;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2013 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,096	$11,237
Accounts receivable, net of allowance for doubtful accounts of $3,094 and $2,920	59,519	56,376
Accounts receivable—affiliates	3,448	4,444
Prepaid expenses and other current assets	11,508	10,818

Total current assets	85,571	82,875
Property, plant and equipment, net of accumulated depreciation of $1,466,351 and $1,368,697	782,311	791,543
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $19,019 and $21,113	32,832	26,574

Total assets	$2,273,567	$2,273,845

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$161,682	$156,607
Deferred revenue	35,812	35,599
Current portion of long-term debt	13,500	16,000

Total current liabilities	210,994	208,206
Long-term debt, less current portion	1,823,625	1,892,000
Other non-current liabilities	2,993	10,684

Total liabilities	2,037,612	2,110,890
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital contributions	47,909	57,443
Retained earnings (accumulated deficit)	38,046	(44,488)

Total member’s equity	85,955	12,955

Total liabilities, preferred members’ interest and member’s equity	$2,273,567	$2,273,845

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$237,611	$231,252	$706,953	$686,698
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	97,592	91,786	285,979	276,956
Selling, general and administrative expenses	46,652	47,762	136,175	138,244
Management fee expense	4,300	4,300	12,900	12,300
Depreciation and amortization	38,738	39,018	117,429	117,176

Operating income	50,329	48,386	154,470	142,022
Interest expense, net	(26,590)	(23,155)	(74,264)	(72,691)
Gain on derivatives, net	6,329	3,945	17,426	17,565
Loss on early extinguishment of debt	—	—	(300)	(832)
Other expense, net	(445)	(435)	(1,298)	(947)

Net income	$29,623	$28,741	$96,034	$85,117
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(13,500)	(13,500)

Net income applicable to member	$25,123	$24,241	$82,534	$71,617

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,034	$85,117
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	117,429	117,176
Gain on derivatives, net	(17,426)	(17,565)
Loss on early extinguishment of debt	300	832
Amortization of deferred financing costs	4,415	4,048
Changes in assets and liabilities:
Accounts receivable, net	(3,143)	(2,117)
Accounts receivable—affiliates	996	(1,217)
Prepaid expenses and other assets	(1,169)	(2,982)
Accounts payable, accrued expenses and other current liabilities	15,096	2,513
Deferred revenue	213	902
Other non-current liabilities	(1)	(25)

Net cash flows provided by operating activities	$212,744	$186,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(108,234)	$(116,735)
Change in accrued property, plant and equipment	342	747

Net cash flows used in investing activities	$(107,892)	$(115,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$670,500	$773,000
Repayment of bank debt	(941,375)	(808,000)
Issuance of senior notes	200,000	—
Dividend payments on preferred members’ interest (Note 7)	(13,500)	(13,500)
Capital distributions to parent (Note 8)	(9,700)	(14,040)
Financing costs	(10,457)	(5,284)
Other financing activities	(461)	(1,091)

Net cash flows used in financing activities	$(104,993)	$(68,915)

Net (decrease) increase in cash	(141)	1,779
CASH, beginning of period	11,237	11,796

CASH, end of period	$11,096	$13,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$59,384	$65,641

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $5.8 million and $6.0 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $17.4 million and $18.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-12 (“ASU 2013-12”) – Definition of a Public Business Entity. ASU 2013-12 defines a public business entity to be used in considering the scope of new financial guidance and identifies whether the guidance does or does not apply to public business entities. The Accounting Standards Codification (“ASC”) includes multiple definitions of the terms nonpublic entity and public entity. ASU 2013-12 states that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. There is no effective date for ASU 2013-12. We adopted ASU 2013-12 as of December 31, 2013. We are deemed to be a public entity according to this guidance.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2014 and December 31, 2013. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 30, 2014, our interest rate swap liabilities, net, were valued at $16.8 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$16,849	$—	$16,849

Interest rate exchange agreements—liabilities, net	$—	$16,849	$—	$16,849

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

All of our interest rate swaps were in a liability position as of each of September 30, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of September 30, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $14.7 million and a long-term liability in other non-current liabilities of $2.1 million. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $24.5 million and a long-term liability in other non-current liabilities of $9.8 million.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $6.3 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively, and a net gain on derivatives of $17.4 million and $17.6 million for the nine months ended September 30, 2014 and 2013, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Cable systems, equipment and customer devices	$2,122,480	$2,033,815
Furniture, fixtures and office equipment	43,034	44,689
Vehicles	40,689	40,085
Buildings and leasehold improvements	34,461	33,512
Land and land improvements	7,998	8,139

Property, plant and equipment, gross	$2,248,662	$2,160,240
Accumulated depreciation	(1,466,351)	(1,368,697)

Property, plant and equipment, net	$782,311	$791,543

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Accounts payable—trade	$32,640	$30,157
Accrued programming costs	25,327	25,482
Accrued taxes and fees	17,103	16,731
Accrued payroll and benefits	16,705	17,155
Accrued interest	16,364	5,902
Liabilities under interest rate exchange agreements	14,739	24,475
Advance customer payments	9,825	8,775
Accrued service costs	8,726	8,076
Accrued property, plant and equipment	4,558	4,216
Bank overdrafts (1)	4,274	4,901
Accrued telecommunications costs	1,281	1,702
Other accrued expenses	10,140	9,035

Accounts payable, accrued expenses and other current liabilities	$161,682	$156,607

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of September 30, 2014 and December 31, 2013, our debt consisted of (dollars in thousands):

	September 30,	December 31,
	2014	2013
Bank credit facility	$1,337,125	$1,608,000
5 1⁄2% senior notes due 2021	200,000	—
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,837,125	$1,908,000
Less: current portion	13,500	16,000

Total long-term debt	$1,823,625	$1,892,000

2014 Financings

On March 17, 2014, we issued 5 1⁄2% senior notes due April 2021 in the aggregate principal amount of $200.0 million (the “5 1⁄2% Notes”). The 5 1⁄2% Notes are unsecured obligations, and their indenture is substantially similar to the indenture governing our 6 3/8% senior notes due 2023 (the “6 3⁄8% Notes”). After giving effect to $3.8 million of financing costs, net proceeds from the 5 1⁄2% Notes of $196.2 million substantially funded a $200.0 million partial repayment of the existing Term Loan D under our bank credit facility (the “credit facility”). As a percentage of par value, the 5 1⁄2% Notes are redeemable at 102.750% commencing April 1, 2017, 101.375% commencing April 1, 2018 and at par value commencing April 1, 2019.

On June 20, 2014, we entered into an amended and restated credit agreement (the “credit agreement”) under the credit facility that provided for new term loans in the amount of $250.0 million (“Term Loan I”) and $300.0 million (“Term Loan J” and, together with Term Loan I, the “new term loans”), and on the same date, borrowed the full amounts under the new term loans. The credit agreement replaced the previously existing credit agreement in its entirety and amended certain terms and conditions, including the ability to amend and extend existing term loans and to prepay existing term loans on a non-pro rata basis. After giving effect to $6.6 million of financing costs, net proceeds of $543.4 million from the new term loans were substantially used to fund the full repayment of the remaining $542.5 million balance under Term Loan D. As a result of the repayment of Term Loan D, we recorded in our consolidated statements of operations a loss on early extinguishment of $0.3 million for the nine months ended September 30, 2014, which represented the write-off of certain unamortized financing costs.

Borrowings under Term Loan I bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50%, or the Prime Rate (subject to a minimum as provided in the credit agreement) plus a margin of 1.50%. Term Loan I matures on June 30, 2017 and, since September 30, 2014, has been subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $243.1 million, representing 97.25% of the original principal amount.

Borrowings under Term Loan J bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 3.00%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 2.00%, subject to a minimum Prime Rate of 1.75%. For any quarterly period ending on or after September 30, 2014 in which our operating subsidiaries’ total leverage ratio (as defined in the credit agreement) is 3.0 to 1.0 or below, the margin on LIBOR and Prime Rate borrowings will be reduced to 2.75% and 1.75%, respectively. Term Loan J matures on June 30, 2021 and, since September 30, 2014, has been subject to quarterly principal reductions of $0.8 million, representing 0.25% of the original principal amount, with a final payment at maturity of $279.8 million, representing 93.25% of the original principal amount.

Bank Credit Facility

As of September 30, 2014, we maintained a $1.553 billion credit facility, comprising:

•	$216.0 million of revolving credit commitments, which expire on December 31, 2016;

•	$196.0 million of outstanding borrowings under Term Loan G, which matures on January 20, 2020;

•	$592.5 million of outstanding borrowings under Term Loan H, which matures on January 29, 2021;

•	$249.4 million of outstanding borrowings under Term Loan I, which matures on June 30, 2017; and

•	$299.3 million of outstanding borrowings under Term Loan J, which matures on June 30, 2021.

As of September 30, 2014, we had $205.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to no outstanding loans and $10.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2014, the credit agreement required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 1.75 to 1.0. For all periods through September 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement.

On October 10, 2014, we terminated our existing revolving credit commitments and entered into an incremental facility agreement under the credit agreement, which provided for $216.0 million of new revolving credit commitments, with such commitments scheduled to expire on October 10, 2019. On the same date as the new revolver became effective, the interest coverage ratio financial covenant was amended to increase the minimum from 1.75 to 1.0 to 2.0 to 1.0. See Note 12.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2014 and 2013.

As of September 30, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during December 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of September 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.2%.

Senior Notes

As of September 30, 2014, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through September 30, 2014, we were in compliance with all covenants under the indentures.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $9.1 million and $8.2 million as of September 30, 2014 and December 31, 2013, respectively.

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

Fair Value

As of September 30, 2014 and December 31, 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
5 1⁄2% senior notes due 2021	$198,750	$—
6 3⁄8% senior notes due 2023	307,500	308,250

Total senior notes	$506,250	$308,250

Bank credit facility	$1,310,967	$1,602,472

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended September 30, 2014 and 2013, and $13.5 million during each of the nine months ended September 30, 2014 and 2013.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $9.7 million and $14.0 million during the nine months ended September 30, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.3 million for each of the three months ended September 30, 2014 and 2013, and $12.9 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

We last evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2013, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2014.

12. SUBSEQUENT EVENTS

On October 10, 2014, we terminated our existing $216.0 million of revolving credit commitments and entered into an incremental facility agreement under the credit agreement that provided for $216.0 million of new revolving credit commitments (the “new revolver”). The new revolver expires on the earliest of: (i) October 10, 2019; (ii) 91 days prior to the final maturity of any term loan under the credit facility if $200.0 million or more remains outstanding under such term loan on that date; or (iii) six months prior to the scheduled maturity date of any affiliated subordinated indebtedness that is then outstanding.

Borrowings under the new revolver bear interest at a floating rate equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75%, or the Prime Rate (subject to a minimum as provided in the credit agreement) plus a margin ranging from 1.00% to 1.75%. Commitment fees on the unused portion of the new revolver are payable at a rate of 0.375% or 0.50%. The applicable margin on outstanding borrowings under the new revolver and commitment fees charged on the unused portion of the new revolver are determined by certain financial ratios pursuant to the credit agreement.

On the same date as the new revolver became effective, the interest coverage ratio financial covenant was amended to increase the minimum from 1.75 to 1.0 to 2.0 to 1.0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of September 30, 2014, we served approximately 504,000 video customers, 554,000 high-speed data (“HSD”) customers and 213,000 phone customers, aggregating 1.27 million primary service units (“PSUs”).

We provide residential and commercial customers with a wide variety of services, including video, HSD and phone. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large-sized businesses, governments, and educational institutions, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, and greater revenue per PSU, as more HSD customers take higher speed tiers and our wireless home gateway service and more video customers take our digital video recorder (“DVR”) and other advanced video services.

Our recent performance has been affected by softer than expected economic conditions in a post-recession period and significant video competition. We believe the slow economic recovery from the recession, including the uneven gains in consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy recovers further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. Recently, the overall focus in our residential services reflects a greater emphasis on higher quality customer relationships, concentrating sales and marketing more on single family homes, which we believe are more likely to purchase multiple services and stay with us longer. We have generally reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. Our recent introduction of next generation set-tops and an interactive guide are aimed at regaining video market share. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, or local exchange carriers (“LECs”). Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 150Mbps in substantially all of our services areas gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by LECs and cellular phone services offered by national wireless providers. If we are unable to grow residential phone customers at a rate sufficient to offset unit pricing pressure caused by such competition, or at all, we may experience declines in phone revenues.

Our business services, including cell tower backhaul, largely compete with LECs. Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Advertising revenues are sensitive to the political election cycle, and we believe advertising revenues will increase for the full year 2014, as this is an election year.

Video programming has represented our single largest expense in recent years, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We expect to experience high single- to low double-digit growth in video programming costs per video customer for the full year 2014, similar to our experience in 2013. We also believe these expenses will continue to grow at a significant rate in the future because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own or negotiate for multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Financings

On March 17, 2014, we issued $200.0 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and, on the same date, used the net proceeds to substantially repay $200.0 million of principal amount outstanding under the existing Term Loan D under our bank credit facility (the “credit facility”). On June 20, 2014, we completed $550.0 million of new term loans and, on the same date, used the net proceeds to repay the remaining $542.5 million of principal amount outstanding under Term Loan D. On October 10, 2014, we terminated our existing $216.0 million of revolving credit commitments and received $216.0 million of new revolving credit commitments. See “Liquidity and Capital Resources — Capital Structure — 2014 Financings” and Notes 6 and 12 in our Notes to Consolidated Financial Statements.

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

Phone

Phone revenues principally represent monthly subscription fees charged to residential phone customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to medium- and large-sized businesses, governments and educational institutions, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs comprise video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

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

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses comprise call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$237,611	$231,252	2.7%	$706,953	$686,698	2.9%
Costs and expenses:
Service costs	97,592	91,786	6.3%	285,979	276,956	3.3%
Selling, general and administrative expenses	46,652	47,762	(2.3%)	136,175	138,244	(1.5%)
Management fee expense	4,300	4,300	0.0%	12,900	12,300	4.9%
Depreciation and amortization	38,738	39,018	(0.7%)	117,429	117,176	0.2%

Operating income	50,329	48,386	4.0%	154,470	142,022	8.8%
Interest expense, net	(26,590)	(23,155)	14.8%	(74,264)	(72,691)	2.2%
Gain on derivatives, net	6,329	3,945	NM	17,426	17,565	NM
Loss on early extinguishment of debt, net	—	—	NM	(300)	(832)	NM
Other expense, net	(445)	(435)	NM	(1,298)	(947)	NM

Net income	$29,623	$28,741	3.1%	$96,034	$85,117	12.8%

OIBDA	$89,067	$87,404	1.9%	$271,899	$259,198	4.9%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
OIBDA	$89,067	$87,404	1.9%	$271,899	$259,198	4.9%
Depreciation and amortization	(38,738)	(39,018)	(0.7%)	(117,429)	(117,176)	0.2%

Operating income	$50,329	$48,386	4.0%	$154,470	$142,022	8.8%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three and nine months ended, September 30, 2014 and 2013 (dollars in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Video	$111,245	$114,547	(2.9%)	$338,371	$343,460	(1.5%)
HSD	66,568	62,140	7.1%	197,629	184,343	7.2%
Phone	15,708	16,331	(3.8%)	47,630	49,566	(3.9%)
Business services	29,645	26,283	12.8%	85,519	74,018	15.5%
Advertising	14,445	11,951	20.9%	37,804	35,311	7.1%

Total	$237,611	$231,252	2.7%	$706,953	$686,698	2.9%

Average total monthly revenue per PSU (1)	$62.22	$60.60	2.7%	$61.85	$60.53	2.2%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	September 30,
	2014	2013	% Change
Video customers	504,000	535,000	(5.8%)
HSD customers	554,000	529,000	4.7%
Phone customers	213,000	204,000	4.4%

Primary service units (PSUs)	1,271,000	1,268,000	0.2%

Revenues increased 2.7% and 2.9% for the three and nine months ended September 30, 2014, respectively, primarily due to greater HSD, business services and advertising revenues, offset in part by declines in video and, to a lesser extent, phone revenues. Average total monthly revenue per PSU increased 2.7% to $62.22 and 2.2% to $61.85 for the three and nine months ended September 30, 2014, respectively.

Video

Video revenues decreased 2.9% and 1.5% for the three and nine months ended September 30, 2014, respectively, mainly a result of residential video customer losses, offset in part by rate adjustments and, to a much lesser extent, greater installation fee revenues. We lost 11,000 and 24,000 video customers during the three and nine months ended September 30, 2014, respectively, compared to declines of 14,000 and 23,000 in the comparable prior year periods. As of September 30, 2014, we served 504,000 video customers, or 33.6% of our estimated homes passed. As of the same date, 61.5% of our video customers were digital customers, and 47.2% of our digital customers took our DVR service.

HSD

HSD revenues grew 7.1% and 7.2% for the three and nine months ended September 30, 2014, respectively, largely due to residential HSD customer growth and, to a much lesser extent, revenues from data usage overage charges, which were implemented in late 2013, and a greater number of customers taking our wireless home gateway service. We gained 6,000 and 20,000 HSD customers during the three and nine months ended September 30, 2014, respectively, compared to increases of 4,000 and 24,000 in the comparable prior year periods. As of September 30, 2014, we served 554,000 HSD customers, or 37.0% of our estimated homes passed, and 29.7% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues decreased 3.8% and 3.9% for the three and nine months ended September 30, 2014, respectively, principally due to lower revenues per phone customer. We gained 1,000 and 6,000 phone customers during the three and nine months ended September 30, 2014, respectively, compared to increases of 2,000 and 14,000, respectively, in the comparable prior year periods. As of September 30, 2014, we served 213,000 phone customers, or 14.2% of our estimated homes passed.

Business Services

Business services revenues rose 12.8% and 15.5% for the three and nine months ended September 30, 2014, respectively, principally due to small- to medium-sized commercial customer growth and greater revenues from cell tower backhaul.

Advertising

Advertising revenues rose 20.9% and 7.1% for the three and nine months ended September 30, 2014, respectively, principally due to a higher level of political advertising.

Costs and Expenses

Service Costs

Service costs increased 6.3% for the three months ended September 30, 2014, mainly due to higher programming, employee and field operating expenses. Programming expenses rose 3.4%, primarily due to greater retransmission consent fees charged by local broadcasters and higher contractual rates charged by our programming vendors, offset in part by a lower video customer base. Employee costs were 14.8% higher, largely a result of the re-designation of certain business services employees previously included in selling, general and administrative expenses. Field operating costs grew 9.6%, principally due to a greater use of outside contractors for customer installations. Service costs as a percentage of revenues were 41.1% and 39.7% for the three months ended September 30, 2014 and 2013, respectively.

Service costs increased 3.3% for the nine months ended September 30, 2014, largely as a result of higher employee, field operating and HSD delivery expenses. Employee costs were 11.8% higher, largely a result of the re-designation of certain business services employees previously included in selling, general and administrative expenses. Field operating costs grew 5.4%, principally due to a greater use of outside contractors for customer installations, offset in part by lower costs associated with our network operating center. HSD delivery costs rose 25.9%, primarily due to a greater number of equipment maintenance contracts and higher bandwidth consumption by our HSD customers. Service costs as a percentage of revenues were 40.5% and 40.3% for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 2.3% for the three months ended September 30, 2014, primarily due to lower employee and bad debt expenses. Employee expenses decreased 3.9%, largely as a result of the re-designation of certain business services employees as service costs. Bad debt expense fell 9.0%, principally due to a lower number of written off accounts. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 20.7% for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expenses declined 1.5% for the nine months ended September 30, 2014, mainly due to lower employee and, to a lesser extent, office expenses, offset in part by higher marketing costs. Employee costs decreased 5.9%, principally due to lower staffing levels. Office expenses fell 10.5%, mainly due to lower rent and telecommunications costs. Marketing costs grew 3.0%, largely as a result of greater levels of direct mail marketing and television advertising, offset in part by a reduction in contracted direct sales marketing and telemarketing and lower costs associated with retail sales channels. Selling, general and administrative expenses as a percentage of revenues were 19.3% and 20.1% for the nine months ended September 30, 2014 and 2013, respectively.

Management Fee Expense

Management fee expense was unchanged for the three months ended September 30, 2014, and grew 4.9% for the nine months ended September 30, 2014, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.8% and 1.9% for the three months ended September 30, 2014 and 2013, respectively, and 1.8% for each of the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization was 0.7% lower for the three months ended September 30, 2014, as certain assets becoming fully depreciated were mostly offset by the depreciation of investments in customer premise equipment, HSD bandwidth expansion and our business services offerings.

Depreciation and amortization was 0.2% higher for the nine months ended September 30, 2014, as the depreciation of investments in customer premise equipment, HSD bandwidth expansion and our business services offerings were substantially offset by certain assets becoming fully depreciated.

OIBDA

OIBDA increased 1.9% and 4.9% for the three and nine months ended September 30, 2014, respectively, as the increase in revenues and, to a much lesser extent, the decline in selling, general and administrative expenses, were offset in part by greater service costs.

Operating Income

Operating income increased 4.0% and 8.8% for the three and nine months ended September 30, 2014, respectively, principally due to the growth in OIBDA.

Interest Expense, Net

Interest expense, net, increased 14.8% and 2.2% for the three and nine months ended September 30, 2014, respectively, as a higher average cost of debt was offset in part by lower average outstanding indebtedness.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate swaps, based on information provided by our counterparties, we recorded a net gain on derivatives of $6.3 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively, and $17.4 million and $17.6 million for the nine months ended September 30, 2014 and 2013, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively, which represented the write-off of certain unamortized financing costs as a result of the repayment of certain term loans.

Other Expense, Net

Other expense, net, was $0.4 million for the three months ended September 30, 2014, substantially representing revolving credit commitment fees, and $0.4 million for the three months ended September 30, 2013, representing $0.3 million of revolving credit commitment fees and $0.1 million of other fees.

Other expense, net, was $1.3 million for the nine months ended September 30, 2014, representing $1.1 million of revolving credit commitment fees and $0.2 million of other fees, and $0.9 million for the nine months ended September 30, 2013, representing $0.7 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $29.6 million and $28.7 million for the three months ended September 30, 2014 and 2013, respectively, and $96.0 million and $85.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of September 30, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $3.4 million during the remainder of 2014, and $13.5 million during each of the years ending December 31, 2015 and 2016. As of the same date, our sources of liquidity included $11.1 million of cash and $205.6 million of unused and available commitments under our $216.0 million revolving credit facility, after giving effect to no outstanding loans and $10.4 million of letters of credit issued to various parties as collateral. We believe that cash generated by, or available to, us will meet our anticipated capital and liquidity needs for the next twelve months.

In December 2014, as permitted by our debt arrangements, we may make a capital distribution to MCC in an amount up to $150 million, to fund, in part, the repayment of certain maturing term loans at Mediacom LLC, another wholly-owned subsidiary of MCC. We expect to fund such distribution, if completed, with borrowings under our revolving credit facility and, to a lesser extent, with internally generated funds.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $212.7 million for the nine months ended September 30, 2014, primarily due to OIBDA of $271.9 million and, to a much lesser extent, the $12.0 million net change in our operating assets and liabilities, offset in part by interest expense of $74.3 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other current liabilities of $15.1 million and, to a much lesser extent, a decline in accounts receivable from affiliates of $1.0 million, offset in part by increases in accounts receivable, net, of $3.1 million and in prepaid expenses and other assets of $1.2 million.

Net cash flows provided by operating activities were $186.7 million for the nine months ended September 30, 2013, primarily due to OIBDA of $259.2 million, offset in part by interest expense of $72.7 million and the $2.9 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses and other assets of $3.0 million, in accounts receivable, net, of $2.1 million and in accounts receivable from affiliates of $1.2 million, offset in part by increases in accounts payable, accrued expenses and other current liabilities of $2.5 million and in deferred revenue of $0.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $107.9 million for the nine months ended September 30, 2014, comprising $108.2 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.3 million.

Net cash flows used in investing activities were $116.0 million for the nine months ended September 30, 2013, comprising $116.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $0.7 million.

The $8.5 million decline in capital expenditures principally reflected investments in the prior year period associated with the purchase of an office building that we previously leased and reduced outlays for cell tower backhaul and the conversion to an all-digital video platform, offset in part by greater spending on our next-generation set-top and HSD bandwidth expansion.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $105.0 million for the nine months ended September 30, 2014, as $270.9 million of net repayments under the credit facility, $13.5 million of dividend payments on preferred members’ interest, $10.5 million of financing costs, $9.7 million of capital distributions to our parent, MCC, and $0.5 million of other financing activities were funded, in part, by the $200.0 million issuance of new senior notes. See “Capital Structure — 2014 Financings” below and Note 6 in our Notes to Consolidated Financial Statements for more information on such net repayments under the credit facility and issuance of new senior notes.

Net cash flows used in financing activities were $68.9 million for the nine months ended September 30, 2013, comprising net repayments of $35.0 million under the credit facility, $14.0 million of capital distributions to our parent, MCC, $13.5 million of dividend payments on preferred members’ interest, $5.3 million of financing costs and $1.1 million of other financing activities.

Capital Structure

As of September 30, 2014, our total indebtedness was $1.837 billion, of which approximately 71% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the nine months ended September 30, 2014, we paid cash interest of $59.4 million, net of capitalized interest.

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

On October 10, 2014, we terminated our existing $216.0 million of revolving credit commitments and entered into an incremental facility agreement under the credit agreement, which provided for $216.0 million of new revolving credit commitments (the “new revolver”), with such commitments scheduled to expire on October 10, 2019.

See Notes 6 and 12 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of September 30, 2014, we maintained a $1.553 billion credit facility, comprising $1.337 billion of term loans with maturities ranging from June 2017 to June 2021 and a $216.0 million revolving credit facility with a scheduled expiry of December 31, 2016. On October 10, 2014, we terminated our existing revolving credit facility and completed the new revolver, which has a scheduled expiration of October 10, 2019. See Note 12.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.6 to 1.0 and an interest coverage ratio of 2.7 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

As of September 30, 2014, we had interest rate swaps that fixed the variable rate of $800 million of borrowings at a rate of 3.3%, of which $600 million and $200 million expire during December 2014 and 2015, respectively. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate of $300 million of borrowings at a rate of 2.6% for a one year period commencing December 2014.

As of September 30, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 5.2%.

Senior Notes

As of September 30, 2014, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through September 30, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.2 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

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

Contractual Obligations and Commercial Commitments

Other than certain items which were updated in our quarterly report on Form 10-Q for the three and six months ended June 30, 2014, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), and ASU 2011-08 — Intangibles — Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit. We last evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2013, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time and, as such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2014, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2014.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of September 30, 2014.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 7, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 7, 2014	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Notes to Consolidated Financial Statements