Form 10-K
period 2014-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2015-03-09
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

MEDIACOM BROADBAND LLC

2014 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2014. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent costs;

•	significant increases in the use of bandwidth-intensive Internet services;

•	our ability to further expand our business services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2014 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”), which is also our manager. MCC is the nation’s eighth largest cable company and among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions. MCC provides video, high-speed data (“HSD”) and phone services to residential and small- to medium-sized business customers, and network and transport services to medium- and large-sized businesses.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2014, MCC’s cable systems passed an estimated 2.81 million homes and served approximately 890,000 video customers, 1,013,000 HSD customers and 400,000 phone customers, aggregating 2.30 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso, Mediacom’s founder, Chairman and Chief Executive Officer, is the sole shareholder of MCC, a C corporation.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2014, the cable systems operated by these subsidiaries passed an estimated 1.50 million homes and served approximately 500,000 video customers, 564,000 HSD customers and 218,000 phone customers, aggregating 1.28 million PSUs.

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

2014 Financing Activity

In March 2014, we issued $200.0 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and used the net proceeds of the senior notes to substantially fund a $200.0 million repayment of the previously existing Term Loan D under our bank credit facility (the “credit facility”). In June 2014, we borrowed $550.0 million of new term loans and used the net proceeds to repay the remaining $542.5 million balance of Term Loan D.

In October 2014, we terminated our existing revolving credit commitments and entered into an incremental facility agreement which provided for $216.0 million of new revolving credit commitments, and in December 2014, we completed an additional $40.0 million of revolving credit commitments.

In December 2014, we made $150.0 million in aggregate capital distributions to our parent, MCC, which in turn contributed such funds to Mediacom LLC to repay certain of its term loans that were scheduled to mature in January 2015.

See “Management’s Discussion and Analysis — Liquidity and Capital Resources — Capital Structure — 2014 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2014	2013	2012	2011	2010
Estimated homes passed(1)	1,499,000	1,495,000	1,493,000	1,524,000	1,520,000
Video
Video customers(2)	500,000	528,000	558,000	596,000	663,000
Video penetration(3)	33.4%	35.3%	37.4%	39.1%	43.6%
High Speed Data
HSD customers(4)	564,000	534,000	505,000	468,000	459,000
HSD penetration(5)	37.6%	35.7%	33.8%	30.7%	30.2%
Phone
Phone customers(6)	218,000	207,000	190,000	180,000	175,000
Phone penetration(7)	14.5%	13.8%	12.7%	11.8%	11.5%
Primary Service Units (PSUs)(8)
PSUs	1,282,000	1,269,000	1,253,000	1,244,000	1,297,000
PSU penetration(9)	85.5%	84.9%	83.9%	81.6%	85.3%

(1)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
(2)

Represents customers receiving video service. Accounts that are billed on a bulk basis are converted into full-price equivalent video customers by dividing their associated revenues by the applicable residential rate. This conversion method is generally consistent with the methodology used in determining payments made to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(3)	Represents video customers as a percentage of estimated homes passed.
(4)

Represents customers receiving HSD service. Small- to medium-sized business customers are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Medium- to large-sized business customers who take our enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(5)	Represents the number of total HSD customers as a percentage of estimated homes passed.
(6)

Represents customers receiving phone service. Small- to medium-sized business customers are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Customers who take our IP-enabled voice trunk service are not counted as phone customers. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total phone customers as a percentage of estimated homes passed.
(8)	Represents the sum of video, HSD and phone customers.
(9)	Represents primary service units as a percentage of our estimated homes passed.

Services

We offer video, HSD and phone services to residential and small- to medium-sized business customers over our hybrid fiber and coaxial cable network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms.

Subscription rates and related charges vary according to the services and associated equipment taken by customers, along with a one-time installation fee, and customers are typically billed in advance. Residential customers generally have the option of paying on a month-to-month basis, or signing a contract to obtain more favorable rates, subject to a fee upon early cancellation. Business customers may only discontinue services in accordance with the terms of their contracts, which typically have 3 to 7 year terms.

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

Residential Services

We market our services both individually and in bundled packages, with discounts generally available for the subscription to bundled packages, multiple tiers, or other combination of services. As of December 31, 2014, approximately 60% of our residential customers took two or more of our services, including about 21% that took all three.

Video

We offer a wide variety of residential video services, with access to hundreds of channels depending on the level of service taken, including various programming tiers and packages to appeal to a variety of customer preferences. In 2014, residential video revenues represented 47.3% of our total revenues.

Levels of video service typically range from a limited basic tier of up to 55 channels to a full digital service of up to 400 channels. Video services generally include, at a minimum, the programming of national broadcast networks, local broadcast stations, national and regional cable networks, and local public, government and leased access channels. We offer several video service tiers that also include additional national cable networks and regional sports networks, foreign-language and international programming, and digital music channels, depending on the tier selected.

Residential video customers may also subscribe to premium network programming from HBO, Showtime, Starz and Cinemax that provides commercial-free original programming, movies, live and taped sporting events and concerts, and other special events. Our video services generally require the use of a digital set-top box (“set-top”), which provides an interactive, on-screen program guide and access to our video on demand (“VOD”) library. Video customers who take our high-definition (“HD”) set-top can view certain content with a higher resolution picture, improved audio quality and a wide-screen format. About 87% of our service area has access to 100 or more HD channels, including most major broadcast networks, leading national cable networks, regional sports networks and premium channels, and we offer many HD titles in our VOD library. Our HD programming is generally offered at no additional charge, and we plan to continue to expand our HD lineup in 2015.

Our digital video recorder (“DVR”) service allows customers to pause and rewind live programming, and record and store content to view at their convenience, and our multi-room DVR service gives customers the ability to access the same stored content on multiple televisions in their home. We recently introduced a next-generation multi-room DVR that features the cloud-based, graphically-rich TiVo guide, with advanced search functionality, six tuner recording capability and 1 terabyte of storage. In 2015, we expect to provide the convenience of in-home video streaming to customer personal devices through the DVR. As of December 31, 2014, about 30% of our video customers took our DVR service.

Our VOD service gives video customers access to over 21,000 programming choices, including a wide selection of movies, national broadcast and cable network shows, music videos, and locally produced events. A significant portion of our VOD carries no additional charge and video customers who subscribe to a premium network can access its VOD content for no additional charge. Special event programs, including live concerts, sporting events, and first-run movies are also available on a pay-per-view basis.

We also enable video customers to watch certain programming wherever they are connected to the Internet, whether in or outside their home, using devices such as computers, tablets and smartphones. Eligible video customers have online access to content for over 80 channels, and we plan to continue to expand our “TV Everywhere” lineup in 2015.

HSD

We offer several tiers of high-speed Internet access with a variety of speeds and data allowances to fit our customers’ needs, with maximum downstream and upstream speeds of up to 150 megabits per second (“Mbps”) and up to 20 Mbps, respectively, available in substantially all of our service area, and in limited markets, we have also introduced maximum downstream speeds of up to 305 Mbps. In 2014, we increased the maximum downstream and upstream speeds of our flagship HSD service to up to 50 Mbps and up to 5 Mbps, respectively, with no corresponding price increase. In 2014, residential HSD revenues represented 28.0% of our total revenues.

Residential HSD customers are generally charged a monthly fee that varies depending on the tier taken, with additional charges if their monthly data allowance is exceeded. Our HSD service requires a modem to connect to the Internet, which we generally rent to our customers for a monthly fee, and we also offer wireless home networking that allows our customers to connect multiple devices in their home. As of December 31, 2014, about 31% of our HSD customers took wireless home networking.

We will continue to make substantial investments in our network to meet increasing customer bandwidth demands associated with Internet-delivered video and the usage of multiple devices. We anticipate the deployment of next-generation technology in the next several years that will give us the capability to provide downstream speeds of up to 1 gigabit per second (“Gbps”), to residential and small- to medium-sized business customers.

Phone

Our residential phone service provides unlimited local, regional and long-distance calling throughout the United States, Canada, Puerto Rico, the U.S. Virgin Islands and Guam, generally for a fixed monthly service and equipment fee. Residential phone customers receive a wide variety of popular calling features free of charge, including Caller ID, call waiting, call forwarding, three-way calling, anonymous call blocking and other features. We also provide Caller ID on the customer’s television for residential phone customers who also take our video service. Voicemail services, directory assistance and other features are available for an additional fee, along with international calling plans at competitive rates. In 2014, residential phone revenues represented 6.7% of our total revenues.

Home Controller

In late 2013, we introduced Mediacom Home Controller, a next-generation home automation and monitoring service, and we plan to expand availability to substantially all of our service area in 2015. Home Controller provides traditional security and smoke monitoring and gives customers the capability to remotely manage and monitor their home. Home Controller has cellular back-up in the event of an outage that connects the customer’s home management system to an emergency response center.

Business Services

We offer a variety of services that can be tailored to any size business, from video, HSD and phone that are similar to our residential products for small- and medium-sized businesses, to high performance, customized solutions for medium- and large-sized businesses and institutions with high-capacity transmission and voice requirements. In 2014, business services revenues represented 12.2% of our total revenues.

We provide small- and medium-sized businesses HSD service with speeds of up to 105 Mbps downstream and 10 Mbps upstream, an IP-enabled multi-line phone service, and video programming packages and music services.

We furnish custom fiber solutions for medium- and large-sized businesses and institutions that require multiple sites including an IP-enabled trunk-based voice services, and point-to-point, multi-point wide area, and local area network solutions, with transmission speeds of up to 10 Gbps. We provide these services to education, government, healthcare, financial and hospitality institutions.

We supply high-capacity fiber transport and dedicated Internet access to national and regional wireless and wireline phone and Internet service providers to support cell tower backhaul, Ethernet and regional transport.

Advertising

We generate revenues from selling television advertising time and digital media placement to local, regional and national advertisers. As part of the programming agreements with content providers, we typically receive an allocation of scheduled advertising time, generally two minutes per hour, and use this allotted time to insert commercials. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In certain markets, we have entered into agreements, commonly referred to as interconnects, with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising in multiple markets and expanding their geographic reach. We also sell digital media as an extension of our advertising business to help local and national businesses market their products. This single-provider integration of linear and non-linear advertising represents a unique market position for us in the communities we serve. In 2014, advertising revenues represented 5.8% of our total revenues.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, and door-to-door field technician sales. We also utilize Internet advertising, using search engines and other websites to expand our sales opportunities. Customers are directed to our inbound call centers or website through direct mail, broadcast television, radio, newspaper, outdoor and Internet advertising and television advertising on our own cable systems. We also have a dedicated sales force and outbound telemarketing for Business Services, as well as relationships with third-party agents who sell our services.

Customer Care

We continue to invest in our customer care infrastructure to improve our quality of service and installation experience. Our customer care group has multiple contact centers, staffed with dedicated customer service, sales, and technical support representatives available 24 hours a day, seven days a week. We utilize a virtual contact center platform that functions as a single, unified call center and allows us to manage resources effectively and reduce customer hold times through efficient call-routing. We have deployed the latest call center technology, providing our customers a voice-driven self-service system and a call back feature for busy periods, giving them the option to be called back when an agent becomes available.

Our web-based service platform allows customers to review their account balance, make payments, receive general and technical support, and utilize self-help tools to troubleshoot technical difficulties. The customer care group also is available online to chat with customers and respond to customer e-mail and comments on social networking websites, including Twitter and Facebook. Our mobile application allows customers to manage their billing account, troubleshoot service issues, manage appointments, and easily contact an agent.

Our field operations team focuses on providing a quality experience during installation and service calls, with the goal of resolving any customer service issues on their first attempt. For the convenience of our customers, we offer 30 minute arrival windows and evening and weekend scheduling for installation and service calls. Field activity is scheduled and routed seamlessly, including through automated appointment confirmations and remote technician dispatching, and we utilize a workflow management and GPS system that facilitates on-time arrival for customer appointments. Our field technicians are equipped with hand-held diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time, allowing us to efficiently resolve any issues.

Network Technology

Our services are delivered through a fiber-rich, technologically-advanced, route-diverse network that consists of a: national backbone; large-scale, centralized platforms; regional headends; neighborhood nodes; and the last-mile connectivity to customer homes or businesses. We utilize an Internet Protocol (“IP”) ring architecture that minimizes service outages through its redundant design. Our facilities are supported and monitored 24 hours a day, seven days a week by our network operations center.

Our national backbone is connected to leading carriers and has a presence in several major carrier hotels. It connects our centralized platforms that control video content delivery, HSD and phone services, provisioning, customer care and email, and provides access to several aggregation and exchange points to ensure network redundancy and enhanced quality of service. Because we manage the delivery of our services through our national backbone and centralized platforms, we can introduce new services across a larger customer base and realize greater economic efficiency and scale.

The last-mile component utilizes hybrid fiber-optic coaxial architecture. Video, HSD and phone traffic is delivered via laser-fed fiber-optic cable between regional headends and neighborhood nodes, and by coaxial cable from these nodes to the homes and businesses we serve. For service reliability, we have installed back-up power supplies in the local network across most of service territory. To serve the high-capacity requirements of our large business customers, our fiber-optic cable is extended from the node site directly to the business customer’s premise.

We expect consumer demands for faster HSD speeds and greater bandwidth consumption, largely driven by streaming and downloading of video over the Internet, will require additional network capacity. As of December 31, 2014, we have converted systems representing about 96% of our service area to an “all-digital” delivery platform, allowing us to dedicate spectrum previously used to deliver analog video signals to faster HSD speeds and other advanced services, and expect to substantially complete this “all-digital” transition in 2015.

We believe our current network infrastructure and our plan for its further development provides, and will continue to provide, numerous competitive advantages, notably significantly more bandwidth capacity, greater reliability and higher quality of service.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe that our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We provide free video service to almost 1,690 schools and free HSD service to over 220 schools. We also provide free video service to over 1,680 government buildings, libraries and not-for-profit hospitals, about 175 of which also receive free HSD service.

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

Franchises

Cable systems are generally operated under non-exclusive franchises granted by local or state governmental authorities. Historically, these franchises have imposed numerous conditions, such as time limitations on commencement and completion of construction; conditions of service, including population density specifications for service; the bandwidth capacity of the system; the broad categories of programming required; the provision of free service to schools and other public institutions and the provision and funding of public, educational and governmental access channels (“PEG access channels”); a provision for franchise fees; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”).

Many of the states in which we operate have enacted comprehensive state-issued franchising statutes that cede control over franchises away from local communities and towards state agencies. As of December 31, 2014, about 88% of our video customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2014, we served 493 communities under franchises. The vast majority of these franchises provide for the payment of fees to the local municipality covered by the franchise. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services, and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

Sources of Supply

Programming

The programming content carried by our cable systems is generally obtained pursuant to fixed-term contracts with suppliers whose compensation is typically based on a fixed monthly fee per video customer, subject to contractual escalations. Most of our contracts are entered into directly with the programmers, but we also secure content through a programming cooperative in certain cases where we receive more favorable pricing or terms than are available to us independently. In general, we attempt to secure longer-term programming contracts, ranging from three to eight years.

We also have various retransmission consent agreements that permit our cable systems to retransmit the signals of local broadcast television stations. Under the FCC rules, local broadcast stations must elect, on a three-year cycle, either “must-carry” rights or “retransmission consent.” If a local broadcast station opts for “retransmission consent,” we are not allowed to carry the station’s signals without its permission, which generally is conditioned upon our payment of cash fees and/or our carriage of one or more of their affiliated stations or programming networks.

Programming expenses have historically been our largest single expense item and, in recent years, these costs have increased substantially more than the inflation rate on a per-unit basis, particularly for sports programming and retransmission consent by local broadcast stations. Many of the most popular cable networks are owned by large media conglomerates, and many local broadcast stations are owned by large independent television broadcast groups that own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market.

Moreover, many of those powerful owners of programming require us to purchase their networks and broadcast stations in bundles and dictate how we offer them to our customers. Consequently, we have little or no ability to individually or selectively negotiate for networks or broadcast stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. All of these practices increase our programming expense, and while such growth in programming expenses can be offset, in whole or in part, by rate increases to our video customers, our video gross margins will continue to decline if they cannot be fully offset.

HSD Service

We deliver HSD service through route-diverse fiber networks that are owned by us or leased from third parties and through backbone networks that are operated by third parties. We pay fees for leased circuits based on the amount of capacity and for Internet connectivity based on the amount of HSD traffic over the provider’s network.

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

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops, including DVRs, from a limited number of suppliers, principally Arris Group Inc. and Pace plc, and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides from Rovi Corporation and TiVo Inc. We mainly purchase cable modems from Cisco Systems Inc., Hitron Technologies and Technicolor SA, and routers, switches and other network equipment from Cisco Systems, Casa Technology Systems and Huawei Technologies Co. Ltd.

Competition

We face intense competition for our residential and business services from a variety of competitors that offer a wide range of communication, entertainment and information services similar to ours. Technological advances and changes in consumer behavior and demands have also led to an increasing number of companies that offer new products and services that compete with ours, including “over-the-top” (“OTT”) video services and wireless Internet and phone services. Many of our competitors and potential future competitors have strong brand name recognition and significant financial resources, which may allow them to react to technological developments or changes in consumer behavior quicker than us.

In May 2014, AT&T agreed to acquire DirecTV, the nation’s largest DBS provider. If this transaction is completed, AT&T may utilize DirecTV’s video distribution platform, opening up capacity on its own fixed wireline network to offer higher Internet speeds. AT&T may also be able to more effectively bundle a video product in their non-upgraded systems, and have a greater ability to bundle their wireless services. We are unable to predict the effects of such increased competition if this transaction is completed.

Direct Broadcast Satellite Providers

Our video service faces its most significant competition from DBS providers, principally DirecTV, Inc. and DISH Network Corporation. These DBS providers offer satellite-delivered video packages that are comparable to ours, including an interactive programming guide and DVR service. DBS providers historically have offered, and continue to offer, aggressive promotional pricing for new customers, which we believe has contributed to our video customer losses. DBS providers also offer certain features we may not provide, including ad-skipping features, the ability to view live video outside the home, a greater number of HD channels and exclusive content such as DirecTV’s agreement with the National Football League.

DBS providers have certain advantages over us, including a national brand and marketing platform, and greater operational efficiencies resulting from their ability to avoid certain expenses which we incur, principally franchise fees and property taxes. DBS providers also offer satellite-delivered Internet, but these services generally provide lower speeds at a higher price than our HSD service. However, in certain instances DBS providers have entered into marketing agreements to offer synthetic bundles of DBS video service and Internet and/or phone services provided by local phone companies.

Phone Companies

Our residential and commercial HSD, phone and, to a much lesser extent, video services face their most significant competition from local phone companies, including CenturyLink, Inc., AT&T, Inc., and Windstream Holdings, Inc. Our HSD service generally competes with digital subscriber line (“DSL”) service, which is limited by technical constraints to maximum speeds considerably slower than our own. These phone companies have typically marketed their DSL service at a lower price than our flagship HSD service, but have generally marketed higher-speed DSL tiers, where available, at similar or higher prices than ours. Our phone service generally competes with a service substantially similar to ours.

Some phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) or fiber-to-the-home (“FTTH”) system, which allows them to offer video service and provide faster Internet speeds than their DSL service. While FTTN systems generally cannot offer Internet speeds that match our highest speeds, they are generally comparable marketed as being comparable to our flagship offering. FTTH systems are capable of providing Internet speeds as fast, or faster, than our fastest available speeds. In approximately 7% and 5% of our homes passed, we believe AT&T and CenturyLink, respectively, have upgraded their networks to FTTN delivery systems, and we do not compete with FTTH services in any of our markets. In such FTTN markets, these phone companies are actively marketing bundles of video, HSD and phone, which directly compete with our bundled services. These bundles generally contain similar video programming as us, and comparable downstream speeds to our flagship HSD service for rates similar, or in certain cases lower, than ours.

AT&T and CenturyLink have announced general plans to extend their FTTN networks, although they have not specifically identified any new markets in our service area, and we believe there has been limited recent upgrade activity in our markets. We generally believe our markets have been a lower priority for these telephone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, if they were to upgrade additional markets to a FTTN or FTTH delivery system, we would face greater levels of competition.

Our residential and commercial phone and, to a lesser extent, HSD services also face competition from wireless providers, including AT&T, Verizon Wireless, T-Mobile and Sprint Corporation. Households continue to utilize cell phones as their only phone service, which has led to declines in the number of customers taking a wireline phone service. We believe this trend will continue, and has pressured, and will continue to pressure, residential phone customer growth. Consumers are increasingly using mobile devices to access the Internet through service offered by these wireless providers, but given the substantially higher cost to consumers for data usage, slower speeds and lower reliability, we do not currently believe that wireless Internet service offers a full replacement to our HSD service. We may face greater competition for HSD customers if these wireless providers offer a competitively priced, comparable offering to our HSD service.

Our business services also compete with these phone companies, many of which are in a better position to offer business services, as they may have greater financial resources, longer-term relationships with their existing customers, and their networks tend to be more robust in commercially developed areas. Our cell tower backhaul and enterprise-level services also face competition from these local telephone companies as well as other carriers, including metro and regional fiber-based carriers.

Overbuilders

We compete with other operators known as “overbuilders” that operate under non-exclusive franchises granted by local authorities in approximately 21% (excluding the FTTN competition noted above) of our homes passed. The level of competition provided by these overbuilders varies, depending on the quality of their network and services offered, but they generally market bundled packages similar to ours. Some of these competitors, including municipally-owned entities, may be granted franchises on more favorable terms than ours, or enjoy other advantages, such as exemptions from taxes or regulatory requirements, to which we are subject. We believe there has been no significant expansion of such entities in our markets in the past several years.

While most of these overbuilders were operating prior to our ownership of the affected cable systems, certain municipalities have recently built, or announced plans to build, fiber networks to offer FTTH services to residential customers. In a limited number of markets outside our service area, Google has launched FTTH service, and has recently announced plans to expand to additional markets. If any of these existing or new overbuilders were to meaningfully expand their FTTH network into our service area, we would face additional competitive pressures.

OTT Video

Our video services face increasing competition from OTT video providers that offer streaming and downloading of video content over the Internet, often available for a nominal fee or free of charge. Certain of our existing content providers, including HBO and CBS, have also announced OTT video services which may offer similar, or the same, content as what we offer from such providers. Recently, DISH introduced Sling TV, an OTT video service that will include ESPN among other networks, but excludes certain content, particularly local broadcast stations. Sony has also announced an OTT video service that will include up to 75 channels of popular content.

The quality and amount of content offered by these OTT providers continues to improve and popular OTT video services, including Netflix, Hulu, and YouTube, have become increasingly accessible as consumers are able to watch content on a variety of platforms and devices. Netflix itself has grown to almost 40 million customers and comprises a significant share of internet traffic.

While we do not believe there has been a meaningful amount of wireless substitution of video service, some customers have replaced their traditional video service with one or many OTT services and such wireless substitution may increase if certain newly formed households were to choose an OTT service as their only video provider. Given the bandwidth-intensive nature of OTT video services, we expect to retain a significant portion of such customers as a result of the competitive position of our HSD service. However, we may face lower demand for our VOD and, to a lesser extent, video service in general, as OTT video usage proliferates.

Advertising

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers.

Other Competition

We also face competition for:

•

Our video service from over-the-air broadcast television, of which the extent of such competition for our video service is dependent on the quality and quantity of broadcast signals available through an “off-air” antenna;

•	Our HSD service from certain commercial areas and local governments that offer wireless Internet access;

•	Our phone service from other forms of communication such as text and video messaging, and providers of IP-based phone services, such as Vonage, Skype and magicJack;

•	Our Home Controller service from competitors such as ADT Corporation; and

•

All of our residential services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home video services, console games, print media and the Internet.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

Employees

As of December 31, 2014, we had 2,415 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable systems and, to varying degrees, the services we offer. Significant legal requirements imposed on us because of our status as a cable operator, or by virtue of the services we offer, are described below.

Recent Significant FCC Activity

HSD Regulatory Reclassification and Network Neutrality

Many of our operations are regulated to a varying degree under different provisions of federal law, principally Title I (information services), Title II (telecommunications services) and Title VI (cable services) of the Communications Act of 1934, as amended (“Communications Act”).

On February 26, 2015, the FCC adopted but did not release the full text of its Open Internet Order changing the historical classification of HSD Services, commonly referred to as broadband services, from lightly regulated Title I information services to telecommunications services subject to regulation under Title II of the Communications Act. Although the FCC acted to forebear enforcement of many of Title II’s provisions, the FCC may rescind any or all such forbearance at will. The FCC established three “bright line rules” that restrict blocking of content, throttling of speed and paid prioritization of traffic (giving certain traffic priority in return for consideration). The FCC will also resolve consumer and certain Internet content provider, or “edge provider,” complaints on a case-by-case basis to ensure that ISPs do not unreasonably interfere with or unreasonably disadvantage: (i) consumers’ ability to select, access or use lawful content, applications, services or devices; or (ii) edge providers’ ability to make lawful content, applications, services or devices available to consumers. Until complaints are filed and resolved, the scope of permitted conduct is not known and this creates regulatory uncertainty.

The Open Internet Order also will:

•

Mandate new consumer disclosures regarding promotional rates, fees, surcharges and data caps, and packet loss measures. Network management practices must continue to be disclosed and the Open Internet Order also attempts to distinguish so-called “legitimate network management” practices from those established for business purposes. New network management disclosures of data services other than access to the public Internet, such as our phone service, were added in an effort to avoid circumvention of the new open Internet rules.

•

Subject our interconnections with other networks in order to exchange broadband traffic pursuant to FCC regulation. These arrangements will be regulated on a case-by-case basis if and as complaints are filed. Until complaints against ISPs begin to be filed and resolved, it is difficult to determine the standards that distinguish permitted from proscribed conduct and, therefore, the potential impact upon our existing interconnection arrangements or future needs

•

Subject our HSD service to different restrictions regarding the use of customer information by applying telecommunications privacy requirements, commonly referred to as the customer proprietary network information (“CPNI”) rules.

In addition to the foregoing, the Open Internet Order will increase universal fund support for broadband service in the future, but the extent, timing and distribution of such funding cannot be currently determined. Any increase in such funding for broadband services may result in the availability of new or increased subsidies for existing competitors or new market entrants.

Various entities adversely affected by the Open Internet Order have stated publicly that they will commence judicial challenges to the lawfulness of the rules imposed by the Open Internet Order. Any litigation could delay implementation of some or all of the new rules under the Open Internet Order. Additionally, majority leaders in Congress have expressed a desire to adopt legislation to roll-back the FCC’s reclassification of broadband services as telecommunications services under Title II. We cannot predict if challenges will be brought, what actions courts might take or whether legislation will be enacted.

Absent the full-text of the Open Internet Order, which has not yet been released, as well as the development over time of the standards that may be established by the FCC as it makes case-by-case determinations in response to complaints or other filings, we cannot determine the impact that these FCC actions will have on our business, financial condition or results of our operations, or whether that impact will be materially adverse to us.

Preemption of State Restriction of Municipal-Based Broadband Systems

In a limited number of our markets, we face competition in all three of our principal business segments from municipally owned electric utilities that have constructed telecommunications systems. Certain of the states in which we operate have adopted laws that impose conditions upon the conduct of a telecommunications business by local municipalities. For example, some states may require voter approval and prohibit cross-subsidization of the telecommunications business by electric, gas and water utility customers.

On February 26, 2015, the FCC adopted a Memorandum Opinion and Order preempting certain state laws imposing restrictions or conditions upon the ability of municipal utilities in North Carolina and Tennessee to offer or expand broadband service. This action may result in the filing of additional petitions by municipal-based broadband providers to establish and/or expand systems that provide cable, broadband and telephone services, including filings by utilities in states in which we offer broadband service.

Competing legislation has been introduced in Congress to on the one hand preempt all state statutes restricting municipal-based broadband systems and on the other hand to strip the FCC of any authority to preempt such state statutory restrictions. We cannot predict whether more petitions will be filed or whether Congress will intervene through passing legislation and whether or not President Obama would sign such legislation into law. Expansion of municipal-based broadband systems into our service area, especially if directly or indirectly subsidized by taxpayers or municipal utility ratepayers, could be adverse to our business, financial condition and results of operations.

Federal Telecommunications Act Rewrite

Members of Congress have discussed undertaking a rewrite of the telecommunications laws that is necessary to develop laws that can be applied on a technology- and platform-neutral basis. Currently, each technology, regardless of whether it offers a similar service, e.g., multichannel video programming, broadband access or phone service, is regulated in a silo subject to a different regulatory regime. Such treatment often disadvantages one technology compared to others. To remedy this, certain members of Congress have initiated a Telecommunications Act rewrite and some have called for network neutrality legislation to establish a statutory framework to replace the Open Internet Order. With the new Congress, it remains possible such efforts could gain further momentum. Any changes in regulation that would result from a rewrite could affect all of our business segments, the outcome of which, if any, cannot be predicted.

Privacy and Data Security

How we collect, use, disclose and retain personally identifiable information and other sensitive information about our customers and what we do in the event of a data security breach is governed federal and state laws. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers when certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law.

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

As more fully discussed in the Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality section above, our HSD Service may become subject to a different regulatory framework regarding the collection, use and disclosure of certain customer and network information.

In addition to any privacy laws that may apply to our provision of VoIP services, we must comply with additional privacy provisions contained in the FCC’s CPNI regulations related to certain telephone customer records. In addition to employee training programs and other operating and disciplinary procedures, the CPNI rules require establishment of customer authentication and password protections, limit the means that we may use for such authentication, and provide customer approval prior to certain types of uses or disclosures of CPNI.

Pole Attachment Regulation

The Cable Act requires certain public utilities, including all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduits and rights-of-way at just and reasonable rates. This right of access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC established a rate formula which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

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

Pursuant to the FCC’s 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. It remains unclear whether the reclassification of broadband service as a telecommunications service pursuant to the Open Internet Order discussed more fully in Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality above, will impact our ability to continue to seek attachment rates computed as a cable operator as opposed to as a telecommunications provider. Either an increase in our pole attachment costs or a decrease in those of our competitors may adversely impact us.

Universal Service Fund

In 2011, the FCC adopted a series of reforms to the Universal Service Fund (“USF”) support mechanism. Included in these reforms was the establishment of the Connect America Fund that will eventually replace certain subsidies previously included in the USF, and will help to make broadband available to areas that do not have or would not have broadband service. Moreover, the FCC will require all entities designated as an “eligible telecommunications carrier” to offer broadband services in addition to voice services. The FCC also announced that it will eventually abandon the calling-party-network-pays model for intercarrier compensation, transitioning to a bill-and-keep model that will eliminate competitive distortions between wireline and wireless services and promote the overall goal of modernizing the rules to aid the transition to all Internet protocol traffic. We cannot predict how these various changes either may add costs or burdens to our existing VoIP and broadband services or how they may potentially benefit those who provide competing services.

In 2012, the FCC issued a Further Notice of Proposed Rulemaking which proposed, among other things, imposing USF fees on broadband Internet access, imposing USF contribution requirements on revenues from enterprise communications services and the total amount of bundled service offerings which, if adopted, could impose fees on currently non-assessable services. In August 2014, the FCC issued an order asking the Federal-State Joint Board on Universal Service to make recommendations on the USF contribution methodology; the Board’s recommendations are due to the FCC in April 2015.

We cannot predict whether the FCC will impose USF contribution obligations on any of our HSD services either directly or indirectly through a bundled-offering assessment. Any such increased costs, however, would increase our cost of service to consumers and that could adversely affect our business. As more fully discussed in Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality above, the Open Internet Order will increase Universal Service Fund support for broadband service in the future; however we cannot currently determine the extent, timing and distribution of such funding. Any increase in such funding for broadband services may subsidize our competitors.

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

Cable System Operations and Cable Services

Federal Regulation

Title VI of the Communications Act, referred to as the Cable Act, establishes the principal federal regulatory framework for our operation of cable systems and for the provision of our video services. The Cable Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 1, 2015. Through January 1, 2020, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

The Satellite Television Extension and Localism Act (“STELA”) grants satellite providers a compulsory license to retransmit signals of television broadcast stations. In late 2014, Congress passed the STELA Reauthorization Act of 2014 (“STELAR”), which reauthorized the satellite compulsory license for satellite providers through 2019. STELAR also made changes to retransmission consent — prohibiting unaffiliated owned stations from engaging in joint negotiations with multichannel video programming distributors (“MVPDs”) and restricting broadcasters from generally limiting carriage of stations that are significantly viewed or otherwise entitled to carriage, and eliminating the restriction on removing or repositioning stations during certain periods of time when network ratings are assessed, known as “sweeps.” In addition, STELAR directed the FCC to conduct several rulemaking proceedings - to make changes to market modification considerations, as well as submit a report to Congress regarding DMAs, more specifically, the availability of distant programming, the impact of DMAs on local programming in rural areas and how to foster localism in counties served by out-of-state DMAs.

In December 2014, the FCC issued a Notice of Proposed Rulemaking revisiting the definition of an MVPD, whether it should be technology-neutral to allow inclusion of certain Internet-delivered video services, the impact of such change on various industry players and consumers, and how to ensure any change promotes competition and broadband adoption. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules or legislation may have on our business. Any new rules or legislation that would strengthen the relative negotiating position of broadcasters or the competitive position of Internet-delivered video service providers could have an adverse effect on our business.

In 2014, the FCC and Congress each took steps to restrict unaffiliated broadcast stations in the same market from continuing to avoid federal broadcast ownership limitations and from jointly negotiating retransmission agreements pursuant to joint sales agreements between the stations. While the FCC’s order on March 31, 2014 placed limits on only certain broadcast stations, Congress, with the passage of STELAR, expanded the scope of the ban to include all unaffiliated broadcast stations and required the FCC to initiate a rulemaking to review the totality of circumstances test for good faith negotiations. We cannot predict the outcome of this proceeding, or the impact that these changes may have on our business.

We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing approximately 40% of our video customers receiving local broadcast stations will expire and require renegotiation prior to December 31, 2015.

Syndicated Exclusivity/Network Non-duplication/Sports Blackout

Pursuant to FCC regulations, under certain circumstances, broadcasters can bar us from carrying certain network and syndicated programming. In March 2014, the FCC issued a Further Notice of Proposed Rulemaking to expand the record on whether it should eliminate the ability of broadcasters to impose such restrictions on us. In addition, FCC regulations long prohibited cable and satellite operators from transmitting any sports event that had been blacked out by a local broadcaster. In September 2014, the FCC removed this prohibition.

Other Content Regulations

In February 2014, the FCC issued an order regarding closed captioning quality, initially placing the ultimate burden on video programming distributors (“VPDs”) but seeking comment on whether it should extend some of the compliance rules and quality requirements to entities involved with the production and delivery of video programming, not simply VPDs. The FCC sought comment on the handling of complaints regarding closed captioning quality. We cannot predict the outcome of this proceeding or the effect any such new requirements may have on our business.

In 2013, the FCC adopted rules to implement certain sections of the Twenty-First Century Communications and Video Accessibility Act of 2010 that impose certain accessibility requirements on navigation devices and digital apparatus that utilize encryption or other forms of conditional access to display video programming. Such devices must make on-screen text menus and guides for the display or selection of MVPD programming audibly accessible and make video programming accessible to individuals who are blind or visually impaired. We cannot predict the impact that these rules may have on our business.

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

In 2014, an amendment to STELAR was introduced but subsequently pulled that would reshape how customers obtain broadcast programming from MVPDs. This proposal, referred to as Local Choice, would allow customers to select which broadcast stations they wanted to receive, with MVPDs acting as the middleman, and collecting retransmission consent fees on behalf of these broadcast stations. While this initiative failed to gain enough support, certain members of Congress have suggested that they will attempt to resurrect Local Choice, or a similar type of regime in the near term. Any changes in the way that consumers obtain broadcast programming from MVPDs can impact our business. We cannot predict at this time, what impact, any such changes would have.

Use of Our Cable Systems by the Government and Unrelated Third Parties

The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use through channels set aside for PEG programming and requires most cable operators to designate a significant portion of its activated channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

In 2008, the FCC promulgated new regulations which could allow these leased access users lower cost access to channel capacity on cable systems. The United States Office of Management and Budget denied approval of the new rules and a federal court of appeals stayed implementation of the new rules. In 2008, the federal appeals court agreed at the request of the FCC to hold the case in abeyance until the FCC resolved its issues with the Office of Management and Budget. In the interim, the pre-2008 FCC regulations continue to govern this use. We cannot predict if or how the FCC may attempt to revive these new regulations or the impact that it might have on our business.

Access to Certain Programming

In 2011, as part of its order approving Comcast Corporation’s acquisition of a controlling interest in NBC Universal (“Comcast Order”), the FCC specified certain terms and conditions by which Comcast and NBC Universal are required to provide programming to both traditional MVPDs, and OTT video providers, as well as provided for the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. In February 2014, Comcast announced that it would acquire the stock of Time Warner Cable. This acquisition is subject to regulatory approval which, if granted, may impose further conditions that might impact program access. We cannot predict the effect of the current or any future conditions on our business.

The FCC had previously preliminarily determined that the definition of an MVPD was limited to facilities-based providers, thus excluding “over-the-top” video distributors. In December 2014, the FCC initiated an NPRM regarding the potential expansion of the definition of a MVPD to include certain Internet-delivered and/or non-facilities-based providers. While we cannot predict whether the FCC will take any action, any such expansion of definition may increase the availability of some popular video programming to non-facilities-based providers, thus potentially strengthening their ability to compete with us and adversely affecting our business.

Cable Equipment

The Cable Act and FCC regulations gave consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. The rules also banned the integration of security and non-security function in set-tops, and required MVPDs to allow third-party vendors to provide set-tops with basic converter functions. With STELAR, Congress repealed the integration ban, effective later in 2015, and mandated that the FCC establish a working group to a successor technology- and platform-neutral security solution. In addition, Congress extended still-in-effect waivers of the integration ban through the end of 2015. We cannot predict what effect, if any, the removal of the rules establishing standardization of and limits on content protection standards, as well as the elimination of the integration ban and any successor measure, may have on our business, although if content providers seek more stringent standards in the future, it may increase our costs and impair our ability to deliver programming to our customers.

Multiple Dwelling Unit Building Wiring

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC has issued rules voiding existing, and prohibiting future, exclusive service contracts for services to multiple dwelling unit or other residential developments, however, the FCC has affirmed the permissibility of bulk rate agreements and exclusive marketing agreements. Our inability to secure such express rights in the future may adversely affect our business to customers residing in multiple dwelling unit buildings and certain other residential developments.

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

DBS providers, to become more competitive with cable operators, operate under a similar statutory compulsory license that unlike that of cable operators, has a fixed term. In 2014, Congress extended the satellite compulsory license through 2019. As part of that legislation, Congress required the United States Government Accountability Office (“GAO”) to conduct another study regarding carriage and copyright issues relating to broadcast programming and the impact of the current regulatory regime on consumers. Pursuant to an earlier mandate, in 2011, GAO issued a report to Congress that found that the impact of a phase-out of the compulsory copyright licenses would have an uncertain impact on the market and regulatory environment. In part, the scheme (i.e., direct licensing, collective licensing or sublicensing) that would replace the compulsory licenses would impact the outcome. Additionally, in 2008 and 2011 the Copyright Office issued reports to Congress recommending phasing out the distant signal compulsory license. We cannot predict whether Congress will eliminate the cable compulsory license, or what scheme would replace it, if any; however, any loss of the current compulsory license could increase our costs.

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

HSD Service

Federal Regulation and Network Neutrality

For a complete discussion of the federal regulatory status and network neutrality requirements, please see Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality.

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

State and Local Regulation and Competition

Our HSD services provided over our cable systems have not generally subject to regulation by state or local jurisdictions. We cannot predict whether or not our HSD services will become subject to increased state regulation as a result of the Open Internet Order as more fully discussed in the Recent Significant FCC Activity - HSD Regulatory Reclassification and Network Neutrality section, above, or if they are, the impact that such regulation would have on our business.

Voice-over-Internet Protocol Phone Service

Federal Law

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Most major cable operators now offer voice-over-Internet protocol (“VoIP”) phone service as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, considered or attempted differing regulatory treatment, ranging from minimal or no regulation to heavily-regulated common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP phone service, the FCC decided that alternative voice technologies, like certain types of VoIP phone service, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP phone service as a business operation.

Federal Regulatory Obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In addition to certain USF obligations as discussed in Recent Significant FCC Activity -HSD Regulatory Reclassification and Network Neutrality section, above, the FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, CPNI, local number portability, disability access, Form 477 (subscriber information) reporting obligations, international service revenue reporting and outage reporting. In 2010, the FCC issued a NOI and a NPRM that would transition high-cost program funds from analog phone service to the provision of broadband services.

State and Local Regulation

Although our entities that provide VoIP phone service services are certificated as competitive local exchange carriers in most of the states in which they operate, they generally provide few if any services in that capacity. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. The FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations.

ITEM 1A.	RISK FACTORS

Risks Related to our Operations

We face intense competition that could adversely affect our business, financial condition and results of operations.

We face significant competition for each of our products and services from a variety of competitors that offer a wide range of communication, entertainment and information services. In many instances, we face competitors that, compared to us, have greater financial resources, more favorable brand recognition, fewer regulatory burdens and long-standing relationships with regulatory authorities and customers. Technological advances and changes in consumer behavior and demands have also led to an increasing number of companies that offer new products and services that compete with ours, including “over-the-top” (“OTT”) video, HSD and phone services.

Some of our significant competitors include:

•	DBS providers, principally DirecTV and DISH, that compete for video customers with satellite-delivered video packages, including an interactive programming guide and DVR service;

•	Phone companies, including CenturyLink, AT&T and Windstream, that compete for HSD and phone customers, and for video customers in certain upgraded markets representing 12% of our homes passed;

•	Wireless providers, including AT&T, Verizon Wireless, T-Mobile and Sprint, that compete for phone and, to a lesser extent, HSD customers;

•

Overbuilders, which offer varying levels of competition, and generally compete for video, HSD and phone customers in markets representing about 21% of our homes passed (excluding the phone companies noted above);

•	OTT video providers, including Netflix, Hulu and YouTube, which have rapidly increased in popularity and usage and now comprise a substantial portion of Internet traffic; and

•	Other sources of entertainment and information, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet.

For additional information regarding our competitors, see “Business Description – Competition.”

In order to attract new customers and maintain our existing customer base, we generally make promotional offers that include short-term discounted service or equipment rates, which may result in lower revenues and greater marketing expenses and capital expenditures. Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period, which could adversely affect our business, financial condition and results of operations.

The continuing increases in programming costs may drive the pricing of our video services to levels that are deemed unaffordable by our customers, which could have an adverse effect on our business, financial condition and results of operations.

Video programming expenses have historically been, and we expect will continue to be, our largest single expense item and, in recent years, have reflected substantial per-unit percentage increases. The rate of increase in such expenses has been well in excess of the inflation rate, primarily caused by higher per unit rates for national and regional sports networks and rapidly rising retransmission consent fees imposed by local broadcast stations.

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

Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and dictate how we offer them to our video customers, and impose economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or local broadcast stations, to forego purchasing networks or local broadcast stations that generate low subscriber interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. These practices, along with costs associated with offering the same programming on additional outlets including online and VOD platforms, increase our programming expense.

If we are unable to successfully negotiate new agreements with these programmers when our current agreements expire, the programmers could require us to cease carrying their signals, possibly for an indefinite period, which may result in a loss of video customers and advertising revenue. Because of the leverage these large programming companies have over us, we also may be obligated to carry additional programming that we would otherwise not offer, which may increase our programming expenses and lower our capacity to introduce other new products or services. We may also selectively choose not to renew our agreements with certain content providers if we believe it is uneconomical to do so, which could result in a loss of video customers and advertising revenues. In addition, if our HSD customers are unable to access desirable content online because content providers block or limit access by our customers if we do not carry their video programming, we may have difficulty retaining certain HSD customers.

While we attempt to offset such growth in programming expenses, in whole or in part, by customer rate increases, our video gross margins will likely continue to decline given the outsized increases to our programming costs we expect in the future. If increases in our programming costs were to drive the pricing of our video services to levels that are deemed unaffordable, our customers may no longer purchase our video services and instead rely on over-the-air viewing or use an OTT video service, which could have an adverse effect on our business, financial condition and results of operations.

Weak economic conditions may adversely impact our business, financial condition and results of operations.

Most of our revenues are sourced from consumers whose spending behavior is impacted by prevailing economic conditions. Weak economic conditions may hinder job creation, business creation, occupied housing levels, personal income growth and hurt consumer confidence, which taken together may impact demand for our services. Declines in the housing market, including foreclosures, together with significant unemployment, may cause increased cancellations by our customers or lead to unfavorable changes in the mix of products taken. This risk may be increased by the expanded availability of free or lower cost competitive services, such as OTT video and wireless Internet available in certain commercial or public locations. Weak economic conditions also may have a negative impact on our advertising revenue.

Because our video service is an established and highly penetrated business, our ability to gain new video customers depends, in part, on growth in occupied housing in our service areas, which is influenced by both local and national economic conditions. If the number of occupied homes in our service areas were to decline or not grow at all, our ability to attract and retain new video customers may be negatively impacted, and could adversely impact our business, financial condition and results of operations.

Significant increases in the use of bandwidth-intensive Internet-based services could increase our costs.

If growth of bandwidth-intensive services, particularly OTT video, exceeds at the already accelerated rates we are now experiencing, we will need to make greater capital investments than current levels to expand the bandwidth capacity of our systems and possibly incur greater connectivity charges to ensure the quality of service provided to our HSD customers. To continue to provide quality service at attractive prices, we need flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to do these things could be restricted by regulatory and legislative efforts to impose so-called “net neutrality” requirements on cable operators like us that provide HSD service. See “Business – Legislation and Regulation – General – Recent Significant FCC Activity.”

Business services are making increasing contributions to our results of operations and we face risks as we attempt to further expand these services.

Business Services are making increasing contributions to our results of operations, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. To accommodate this expansion, we expect to continue to commit greater expenditures on technology, equipment and personnel focused on our business services. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of commercial and enterprise customers, or we fail to properly scale and support these activities, we can no longer expect business services to continue to make increasing contributions and our results of operations may be adversely affected.

If we are unable to keep pace with rapid technological developments and respond effectively to changes in consumer behavior and demand, our business, financial condition and results of operation may be adversely affected.

We operate in a rapidly changing environment and our success is dependent, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to distinguish our services. Newer technologies and services, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely drive expansion of the products and services offered by our existing competitors, and increase the number of competitors that we face. If our competitors were to acquire or develop and introduce new products and services that we do not currently offer, we may be required to deploy greater levels of capital investment to maintain our competitive position. We may also recognize lower revenues if such new products and services require us to offer certain of our existing services at a lower or no cost to our customers. Such changes could cause our business, financial condition and results of operation may be adversely affected.

To keep pace with future developments, we must choose third-party suppliers whose technologies or equipment are more effective, cost-efficient and attractive to customers than those offered by our competitors. To maintain parity with our competitors, we rely on third-party providers to make available to us new, cost-effective set-tops and programming guides that allow us to offer our video customers an enhanced user experience. If our vendors were unable to provide the next generation of set-tops and programming guides that our customers prefer in a timely manner, compared to those offered by our competitors, we may experience greater video customer losses, and our business, financial condition and results of operation may be adversely affected.

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such networks, systems or technologies resulting from “cyber-attacks,” natural disasters or other material events outside our control have a material adverse effect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, disruptions or failures caused by “cyber-attacks” such as computer hacking, computer viruses, denial of service attacks, worms or other disruptive software could have a devastating impact on our business. Both unsuccessful and successful “cyber-attacks” on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Such “cyber-attacks” may result in misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology system and networks, including customer, personnel and vendor data. We could also be subject to employee error or malfeasance, or other disruptions.

As a result of the increasing awareness concerning the importance of safeguarding personal information and the potential misuse of such information, businesses such as ours that handle a large amount of personal customer data may be subject to legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information and information-related risks. We may also provide certain customer and employee information to third parties in connection with our business. While we obtain assurance such data will be protected by these third-parties, they are potentially vulnerable to the same threats noted above. If such risks were to materialize, we may be subject to significant costs and expenses, or damage to our reputation and credibility, which could adversely affect our business, financial condition, and results of operations.

Our network and information systems are also vulnerable to damage resulting from power outages, natural disasters, terrorist attacks and other material events that are outside our control. Any such event may cause degradation or disruption of service, excessive volume to call centers, and damage to our plant, equipment, data and reputation. While we generally implement redundant systems to allow our network to continue to function in an outage, these measures may be ineffective in certain events. We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have a material adverse effect on our business, financial condition, and results of operations.

We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to secure necessary hardware, software, telecommunications components and their operational support, and the related product development, which may impair our ability to provision and service our customers and to compete effectively.

Third-party firms supply most of the components used in delivering our products and services, including set-tops, DVRs and VOD equipment; interactive programming set-top guides; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber-optic cable and construction services for expansion and upgrades of our network; and our customer billing platform. Some of these companies may have negotiating leverage over us, considering that they are the sole supplier of certain products and services, or there may be a long lead time and/or significant expense required to transition to another provider. We also rely on these third-party firms to develop next-generation technology so that we may stay competitive with the latest products and services, and such reliance may result in less product innovation or higher costs than we would experience with multiple suppliers. In many cases, these hardware, software and operational support vendors and service providers have, either through contract or as a result of intellectual property rights, a position of some exclusivity, and our operations depend on a successful relationship with these companies.

Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events affecting these suppliers could negatively affect our ability to effectively provision and service our customers. We may face significant lapses in service and costs to upgrade our networks to allow them to operate with alternate equipment if such events were to occur, which would negatively affect our business, financial condition and results of operations.

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

As of December 31, 2014, our total debt was $1.957 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a large portion of our cash flows from operations to pay interest and principal payments on such debt, reducing our ability to finance our operations, capital expenditures and other activities.

Our significant amount of debt, and associated debt service requirements, could have adverse consequences, such as:

•	limiting our ability to obtain additional financing in the future on terms acceptable to us, if at all, to refinance our existing indebtedness;

•

exposing us to greater interest expense as a result of incurring additional debt, refinancing existing debt on less favorable terms than we currently experience, or due to higher market interest rates on variable rate debt;

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

If we are unable to obtain financing on acceptable terms, or at all, to refinance our debt as it comes due, we would need to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash. Such potential asset sales or third party investments could adversely affect our results of operations, liquidity and financial condition, and any significant reduction in capital expenditures could affect our ability to compete effectively. If such measures were to become necessary, there can be no assurance that we would be able to sell assets or raise strategic investment capital sufficient enough to meet our scheduled debt maturities as they come due.

The financial markets are subject to volatility and disruptions, which may adversely affect our access to, or the cost of, new capital or our ability to refinance our scheduled debt maturities and other obligations as they come due.

Volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Our access to funds under our revolving credit commitments is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our revolving credit commitments are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations and from borrowing under the credit facility. The ability of our operating subsidiaries to make funds available to us, in the form of payments of principal or interest due under intercompany notes due to us, dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing the credit facility (the “credit agreement”). If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raising additional capital through debt or equity issuance, or both. If we were not able to successfully accomplish those tasks, then we may have to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash.

There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition and results of operations.

A default under our credit agreement or indenture could result in an acceleration of our indebtedness and other material adverse effects.

As of December 31, 2014, the principal financial covenants of the credit agreement required compliance with a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 at any time and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0 at the end of a quarterly period. The credit agreement also contains various other covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements.

As of December 31, 2014, the principal financial covenant of the indenture governing our senior notes (the “indenture”) was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. The indenture also contains various other covenants, though they are generally less restrictive than those found in our credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit ratings are Ba3 by Moody’s, and BB- by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B by S&P, both with stable outlooks. There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2014, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 61% of our total assets.

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

Our annual impairment analysis was performed as of October 1, 2014, and resulted in no impairment. We may be required to conduct an impairment analysis prior to our anniversary date to the extent certain economic or business factors are present.

Risks Related to Legislative and Regulatory Matters

Changes in government regulation could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Many aspects of such regulation are currently the subject of judicial and administrative proceedings, legislative and administrative proposals, and lobbying efforts by us and our competitors. Legislation under consideration could entirely rewrite our principal regulatory statute, and the FCC and/or Congress may attempt to change the classification of or change the way that our video and/or HSD services are regulated and/or change the framework under which broadcast signals are carried, remove the copyright compulsory license and changing rights and obligations of our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

Recent FCC action and possible court proceedings and legislation could adversely affect our HSD service.

The recent reclassification of the regulatory status of HSD service to a telecommunications service under Title II of the Communications Act may significantly impact how we provide and charge for our HSD service and operate our network by imposing significant regulations on us and introducing regulatory uncertainty due to lack of clarity of new regulations. The FCC could choose to impose this regulation in a way that adversely affects our business by imposing new regulatory burdens and limiting our business and customer relationships. The regulatory scheme introduced in the FCC’s Open Internet Order relies heavily on forbearance of many types of Title II regulations, however, the FCC could at any time in the future choose to forgo forbearance and impose significant new regulations of our HSD service. As only one example, the FCC has decided to forebear from applying its extensive authority to regulate prices under Title II, and if it decided to end that forbearance, our results of operations could suffer. Even if the FCC continues to forebear from applying certain provisions of Title II, our business, financial condition and results of operations could be adversely impacted by the provisions that it does intend to apply. In addition, the uncertainty created by the fact that the impact of the new rules cannot yet be determined and the fact that the FCC could end forbearance in the future may impede our ability to obtain financing for our business or increase the cost of that financing. See “Business - Legislation and Regulation – General — Recent Significant FCC Activity - HSD Regulatory Reclassification and Network Neutrality, “Business — Legislation and Regulation —General — Privacy and Data Security,” “Business — Legislation and Regulation — General — Pole Attachment Regulation,” “Business — Legislation and Regulation — General — Universal Service Fund” and “Business — Legislation and Regulation — HSD Service — State and Local Regulation and Competition.”

Federal preemption of state laws restricting municipal-based broadband systems may adversely impact our business.

If the FCC continues to preempt specific state laws that restrict the ability of municipal-based broadband systems to build, expand and operate broadband systems that may offer video, HSD and/or phone services, that may result in the entry or expansion of more municipal-based systems that often have the benefit of taxpayer and/or municipal utility ratepayer subsidies, making competition on a level playing field impossible. Increased incidents of municipal-based broadband systems in our service areas may cause a loss of customers and adversely affect our business, our finances and the results of operations. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity — Preemption of State Restrictions of Municipal-Based Broadband Systems.”

Government financing of broadband providers in our service areas could adversely impact our business.

Legislation introduced in January 2015 would set aside $5 billion for broadband stimulus funding as well as other changes to how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC chooses to impose USF fees on broadband services, bundled services or VoIP services that could increase the cost of our services and harm our ability to compete. See “Business — Legislation and Regulation — General — Universal Service Fund” and “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Regulatory Obligations.”

Conditions imposed by government regulators on industry mergers may help our competitors more than us.

As part of any approval of Comcast’s acquisition of Time Warner Cable, of secondary transactions swapping cable systems with Charter Communications, or AT&T’s acquisition of DirecTV, the FCC or the Department of Justice may impose conditions restricting the actions of any of the involved parties, or could require measures that would make available or lower the cost of various inputs, such as equipment and programming, to our competitors. Additionally such conditions could favor the development of OTT video providers that provide video programming and other services over the Internet without owning last-mile distribution facilities. For example, such conditions could vastly expand the quantity of mainstream programming available to OTT video providers, which have greater appeal to our current or prospective video customers. We cannot predict whether such conditions will be imposed or any impact such provisions may have on our business, but the lowering of costs to our competitors and the increased availability of online delivery of content could adversely affect our business. See “Business — Legislation and Regulation — Content Regulations — Access to Certain Programming.”

Restrictions on how we tier or package video programming selections could adversely impact our business.

Congress may consider legislation regarding programming packaging, bundling, or providing consumers the ability to choose their programming with a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time. See “Business — Legislation and Regulation — Content Regulations — Program Tiering.”

Changes in the definition of an MVPD may make programming available to Internet providers of video services.

If the FCC changes the definition of an MVPD to include those distributors of multiple channels of video programming over the Internet that do not own physical distribution facilities, competitors and potential competitors may have access to certain traditional cable programming under the FCC’s program access rules. If Internet-based providers have greater access to programming of value to our customers and can offer service at a lower price because they are not facilities-based, that could hurt our business, financial condition and results of operations. See “Business – Legislation and Regulation – Cable System Operations and Cable Services – Access to Certain Programming.”

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

Our cable systems are operated under non-exclusive franchises. We believe that, as of December 31, 2014, various entities are currently offering video service, through wireline distribution networks, to about 32% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Cable Services — State and Local Regulation — Franchise Matters.”

Our phone service may become subject to additional regulation.

The regulatory treatment of phone services that we and other providers offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as either a telecommunications service or an information service. Any changes to existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, lower revenues or an impeded ability to effectively compete or otherwise adversely affect our ability to successfully conduct our phone business. See “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Law.”

Changes in pole attachment regulations or actions by pole owners could significantly increase our pole attachment costs.

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Although changes in 2011 to the FCC’s long-standing pole attachment rate formulas and attachment requirements may be beneficial to us, the effective and significant lowering of the rate attachment costs to our competitors coupled with increasing their ease of attachment may significantly benefit those that provide services that compete with ours. The FCC’s decision in February 2015 to regulate or HSD service as a telecommunications service could also change our ability to access pole attachments at lower rates thus increasing our costs. Our business, financial condition and results of operations could suffer a material adverse impact from changes that make it both easier and less costly for those who compete with us to attach to poles. See “Business — Legislation and Regulation — General – Pole Attachment Regulation.”

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

An entity wholly-owned by Rocco B. Commisso, MCC’s founder, Chairman and Chief Executive Officer, is the sole shareholder of MCC. Our debt arrangements provide that a default may result upon certain change of control events, including if Mr. Commisso were to sell a significant stake in us or MCC to a third party. Our debt agreements provide, however, that a change of control will not be deemed to have occurred so long as MCC continues to be our manager and Mr. Commisso continues to be MCC’s Chairman or Chief Executive Officer.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2010 through 2014 and balance sheet data and operating data as of December 31, 2010 through 2014, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010

Statements of Operations Data:
Revenues	$948,447	$918,614	$897,420	$874,760	$847,661
Costs and expenses:
Service costs	381,014	365,436	356,915	351,922	354,011
Selling, general and administrative expenses	180,084	185,188	180,736	173,855	168,938
Management fee expense	17,650	16,600	14,335	15,452	15,775
Depreciation and amortization	153,478	156,397	151,240	143,999	131,733

Operating income	216,221	194,993	194,194	189,532	177,204
Interest expense, net	(100,436)	(96,203)	(112,561)	(111,509)	(112,106)
Gain (loss) on derivatives, net	23,226	22,782	6,217	(17,911)	(14,703)
Loss on early extinguishment of debt	(300)	(832)	(11,114)	—	—
Other expense, net	(1,262)	(1,793)	(1,483)	(2,136)	(2,230)

Net income	$137,449	$118,947	$75,253	$57,976	$48,165

Balance Sheets Data (end of period):
Total assets	$2,259,413	$2,273,845	$2,284,584	$2,287,345	$2,311,054
Total debt	$1,957,000	$1,908,000	$1,959,000	$1,997,000	$1,865,000
Total member’s (deficit) equity	$(30,683)	$12,955	$(59,323)	$(108,344)	$101,411

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$280,292	$248,092	$231,038	$277,559	$256,031
Investing activities	$(137,571)	$(146,018)	$(155,784)	$(160,380)	$(147,500)
Financing activities	$(144,506)	$(102,633)	$(75,188)	$(138,572)	$(87,084)

Other Data:
OIBDA(1)	$369,699	$351,390	$345,434	$333,531	$308,937
OIBDA margin(2)	39.0%	38.3%	38.5%	38.1%	36.4%
Ratio of earnings to fixed charges and preferred dividends(3)	1.93	1.82	1.41	1.28	1.21

Operating Data (end of period):
Estimated homes passed(3)	1,499,000	1,495,000	1,493,000	1,524,000	1,520,000
Video customers(4)	500,000	528,000	558,000	596,000	663,000
HSD customers(5)	564,000	534,000	505,000	468,000	459,000
Phone customers(6)	218,000	207,000	190,000	180,000	175,000
Primary service units(7)	1,282,000	1,269,000	1,253,000	1,244,000	1,297,000

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

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
OIBDA	$369,699	$351,390	$345,434	$333,531	$308,937
Depreciation and amortization	(153,478)	(156,397)	(151,240)	(143,999)	(131,733)

Operating income	$216,221	$194,993	$194,194	$189,532	$177,204

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.
(3)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
(4)

Represents customers receiving video service. Accounts that are billed on a bulk basis are converted into full-price equivalent video customers by dividing their associated revenues by the applicable residential rate. This conversion method is generally consistent with the methodology used in determining payments to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(5)

Represents customers receiving HSD service. Small to medium-sized business customers are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Medium- to large-sized business customers who take our enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(6)

Represents customers receiving phone service. Small to medium-sized business customers are converted to equivalent residential phone customers by dividing their associated revenues by the applicable residential rate. Customers who take our IP-enabled voice trunk service are not counted as phone customers. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents the sum of video, HSD and phone customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2014, 2013 and 2012.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of December 31, 2014, we served approximately 500,000 video customers, 564,000 high-speed data (“HSD”) customers and 218,000 phone customers, aggregating 1.28 million primary service units (“PSUs”).

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

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, with gains in revenue per PSU, as more customers take higher HSD tiers and advanced video services.

Our recent performance has been affected by tepid economic growth in the post-recession period and significant video competition. We believe the historically slower economic recovery from the recession, including the uneven gains in employment, consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement as the economy strengthens, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We also have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. In late 2013, we introduced a next generation set-top, with the TiVo guide, which we believe may enable us to reduce video customer losses and regain market share of new connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Due to the strong contributions of political advertising during a national election year, we expect to experience a decline in advertising revenues in 2015.

Historically, video programming has been our single largest expense, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

2014 Financing Activity

In March 2014, we issued $200.0 million of 5 1⁄2% senior notes due 2021 (the “5 1⁄2% Notes”) and used the net proceeds of the senior notes to substantially fund a $200.0 million repayment of the previously existing Term Loan D under our bank credit facility (the “credit facility”). In June 2014, we borrowed $550.0 million of new term loans, and used the net proceeds to repay the remaining $542.5 million balance of Term Loan D.

In October 2014, we terminated our existing revolving credit commitments and entered into an incremental facility agreement which provided for $216.0 million of new revolving credit commitments and in December 2014, we completed an additional $40.0 million of revolving credit commitments.

In December 2014, we made $150.0 million in aggregate capital distributions to our parent, MCC, which in turn contributed such funds to Mediacom LLC to repay certain of its term loans that were scheduled to mature in January 2015.

See “Liquidity and Capital Resources — Capital Structure — 2014 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service and equipment taken, and revenue from the sale of VOD content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

HSD

HSD revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service and equipment taken.

Phone

Phone revenues primarily represent monthly subscription fees and equipment charged to residential customers for our phone service.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2014 and 2013 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues	$948,447	$918,614	$29,833	3.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	381,014	365,436	15,578	4.3%
Selling, general and administrative expenses	180,084	185,188	(5,104)	(2.8%)
Management fee expense	17,650	16,600	1,050	6.3%
Depreciation and amortization	153,478	156,397	(2,919)	(1.9%)

Operating income	216,221	194,993	21,228	10.9%
Interest expense, net	(100,436)	(96,203)	(4,233)	4.4%
Gain on derivatives, net	23,226	22,782	444	NM
Loss on early extinguishment of debt	(300)	(832)	532	NM
Other expense, net	(1,262)	(1,793)	531	(29.6%)

Net income	$137,449	$118,947	$18,502	15.6%

OIBDA	$369,699	$351,390	$18,309	5.2%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
OIBDA	$369,699	$351,390	$18,309	5.2%
Depreciation and amortization	(153,478)	(156,397)	2,919	(1.9%)

Operating income	$216,221	$194,993	$21,228	10.9%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2014 and 2013 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Video	$449,038	$456,324	$(7,286)	(1.6%)
HSD	265,685	247,463	18,222	7.4%
Phone	63,111	65,581	(2,470)	(3.8%)
Business services	115,348	101,120	14,228	14.1%
Advertising	55,265	48,126	7,139	14.8%

Total	$948,447	$918,614	$29,833	3.2%

	Year Ended December 31,		Increase/
	2014	2013	(Decrease)	% Change
Video customers	500,000	528,000	(28,000)	(5.3%)
HSD customers	564,000	534,000	30,000	5.6%
Phone customers	218,000	207,000	11,000	5.3%

Primary service units (PSUs)	1,282,000	1,269,000	13,000	1.0%

Average total monthly revenue per PSU(1)	$61.97	$60.71	$1.26	2.1%

(1)	Represents average total monthly revenues for the year divided by average PSUs for the year.

Revenues grew 3.2%, primarily due to greater HSD, business services and, to a lesser extent, advertising revenues, offset in part by lower video and, to a lesser extent, phone revenues compared to the prior year. Average total monthly revenue per PSU increased 2.1% to $61.97.

Video

Video revenues declined 1.6%, mainly due to residential customer losses, largely offset by rate adjustments and, to a lesser extent, greater installation fee revenues. During the year ended December 31, 2014, we lost 28,000 video customers, compared to a loss of 30,000 video customers in the prior year. As of December 31, 2014, we served 500,000 video customers, or 33.4% of our estimated homes passed.

HSD

HSD revenues grew 7.4%, predominantly due to residential customer growth and more customers taking higher-speed tiers. During the year ended December 31, 2014, we gained 30,000 HSD customers, compared to an increase of 29,000 HSD customers in the prior year. As of December 31, 2014, we served 564,000 HSD customers, or 37.6% of our estimated homes passed.

Phone

Phone revenues decreased 3.8%, principally due to lower revenues per residential customer. During the year ended December 31, 2014, we gained 11,000 phone customers, compared to an increase of 17,000 phone customers in the prior year. As of December 31, 2014, we served 218,000 phone customers, or 14.5% of our estimated homes passed.

Business Services

Business services revenues grew 14.1%, mainly as a result of growth in small- and medium-sized business customers and, to a much lesser extent, greater cell tower backhaul revenues.

Advertising

Advertising revenues rose 14.8%, primarily due to greater levels of political advertising compared to the prior year.

Costs and Expenses

Service Costs

Service costs increased 4.3%, largely a result of greater programming, employee and field operating costs. Programming expenses grew 2.0%, primarily due to greater retransmission consent fees charged by local broadcasters for their local broadcast stations and, to a lesser extent, higher contractual rates charged by our programming vendors for their cable networks, offset in part by a lower video customer base. Employee costs were 8.3% higher, largely a result of the re-designation of certain business services employees previously included in selling, general, and administrative expenses. Field operating costs rose 8.3%, principally due to a greater use of outside contractors for customer installations. HSD expenses rose 23.1%, mainly due to a greater number of equipment maintenance contracts, higher bandwidth consumption by our HSD customers, and greater costs associated with our enterprise networks business. Service costs as a percentage of revenues were 40.2% and 39.8% for the years ended December 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2.8%, largely as a result of lower employee costs, taxes and fees, and office expenses. Employee expenses were 6.7% lower, mainly as a result of the re-designation of certain business services employees previously included in selling, general, and administrative costs. Taxes and fees declined 9.0%, chiefly due to lower franchise fees and, to a lesser extent, property taxes. Office expenses fell 13.8% primarily due to lower rent and telecommunications costs. Selling, general and administrative expenses as a percentage of revenues were 19.0% and 20.2% for the years ended December 31, 2014 and 2013, respectively.

Management Fee Expense

Management fee expense grew 6.3%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues were 1.9% and 1.8% for the years ended December 31, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization was 1.9% lower, as certain assets becoming fully depreciated was mostly offset by the depreciation of investments in customer premise equipment and our business services offerings.

OIBDA

OIBDA grew 5.2%, as the increase in revenues and, to a much lesser extent, the decline in selling, general, and administrative expenses, were offset in part by greater service costs and, to a much lesser extent, management fee expense.

Operating Income

Operating income rose 10.9%, predominantly due to the growth in OIBDA and, to a much lesser extent, lower depreciation and amortization.

Interest Expense, Net

Interest expense, net, increased 4.4%, principally due to a higher average cost of debt, offset in part by lower average outstanding indebtedness.

Gain on Derivatives, Net

As of December 31, 2014, we had interest rate exchange agreements (which we refer to as “interest rate swaps”) with an aggregate notional amount of $500 million. These interest rate swaps have not been designated as hedges for accounting purposes, and the changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of changes to the mark-to-market valuation of these interest rate swaps, based on information provided by our counterparties, we recorded net gains on derivatives of $23.2 million and $22.8 million for the years ended December 31, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively, which represented the write-off of certain unamortized deferred financing costs as a result of the repayment of certain term loans under our bank credit facility.

Other Expense, Net

Other expense, net, was $1.3 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, other expense, net, comprised $1.4 million of revolving credit commitment fees and $0.3 million of other fees, offset in part by $0.4 million of rental income. During the year ended December 31, 2013, other expense, net, consisted of $1.0 million of revolving credit commitment fees and $0.8 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $137.4 million and $118.9 million for the years ended December 31, 2014 and 2013, respectively.

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

The following represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
OIBDA	351,390	345,434	5,956	1.7%
Depreciation and amortization	(156,397)	(151,240)	(5,157)	3.4%

Operating Income	$194,993	$194,194	$799	0.4%

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

Revenues increased 2.4%, primarily due to HSD and business services revenues, offset in part by video, advertising, and phone revenues compared to the prior year. Average total monthly revenue per PSU rose 1.3% to $60.71.

Video

Video revenues declined 1.8%, primarily due to residential customer losses, offset in part by rate adjustments and more customers taking our DVR service. During the year ended December 31, 2013, we lost 30,000 video customers, compared to a loss of 38,000 video customers in the prior year. As of December 31, 2013, we served 528,000 video customers, or 35.3% of our estimated homes passed.

HSD

HSD revenues grew 9.2%, principally due to residential customer growth, higher equipment charges and more customers taking our wireless gateway service. During the year ended December 31, 2013, we gained 29,000 HSD customers, compared to an increase of 37,000 HSD customers in the prior year. As of December 31, 2013, we served 534,000 HSD customers, or 35.7% of our estimated homes passed.

Phone

Phone revenues decreased 1.5%, mainly due to lower revenues per residential customer, offset in part by residential customer growth. During the year ended December 31, 2013, we gained 17,000 phone customers, compared to an increase of 10,000 phone customers in the prior year. As of December 31, 2013, we served 207,000 phone customers, or 13.8% of our estimated homes passed.

Business Services

Business services revenues rose 20.7%, largely a result of growth in small- and medium-sized business customers and greater revenues from cell tower backhaul revenues.

Advertising

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

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2014, our near-term liquidity requirements included scheduled term loan principal repayments of $13.5 million in each of the years ending December 31, 2015 and 2016. As of the same date, our sources of liquidity included $9.5 million of cash and $122.3 million of unused and available commitments under our $256.0 million revolving credit facility, after giving effect to $123.3 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral.

We believe that cash generated by, or available to, us will be sufficient to meet our other anticipated capital and liquidity needs for the next twelve months. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $280.3 million for the year ended December 31, 2014, primarily due to OIBDA of $369.7 million and the $6.2 million net change in our operating assets and liabilities, offset in part by interest expense of $100.4 million. The net change in our operating assets and liabilities was primarily due to a decline in accounts receivable from affiliates of $4.4 million and increases in accounts payable, accrued expenses and other current liabilities of $1.6 million and in accounts payable to affiliates of $1.5 million, offset in part by increases in accounts receivable, net, of $2.8 million.

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

Net cash flows used in investing activities were $137.6 million for the year ended December 31, 2014, comprising $137.3 million of capital expenditures and a net change in accrued property, plant and equipment of $0.3 million, offset in part by less than $0.1 million of other investing activities.

Net cash flows used in investing activities were $146.0 million for the year ended December 31, 2013, comprising $143.4 million of capital expenditures and a net change in accrued property, plant and equipment of $2.6 million.

The $6.1 million decrease in capital expenditures largely reflected investments in the prior year associated with reduced outlays for cell tower backhaul, the purchase of an office building that we previously leased and the conversion to an all-digital platform, offset in part by greater spending on HSD bandwidth expansion and our next-generation set-top.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $144.5 million for the year ended December 31, 2014, primarily due to $163.3 million of capital distributions to our parent, MCC, net repayments of $151.0 million under the credit facility, $18.0 million of dividend payments on preferred members’ interest and $12.5 million of financing costs, offset in part by the $200.0 million issuance of the 5 1⁄2% Notes.

Net cash flows used in financing activities were $102.6 million for the year ended December 31, 2013, primarily due to net repayments of $51.0 million under the credit facility, $29.0 million of capital distributions to our parent, MCC, $18.0 million of dividend payments on preferred members’ interest and $5.3 million of financing costs.

Capital Structure

As of December 31, 2014, our total indebtedness was $1.957 billion, of which approximately 51% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2014, we paid cash interest of $92.7 million, net of capitalized interest.

2014 Financing Activity

On March 17, 2014, we issued 5 1⁄2% senior notes due April 2021 Notes (the “5 1⁄2% Notes”), in the aggregate principal amount of $200.0 million. After giving effect to $3.8 million of financing costs, net proceeds of $196.2 million from the 5 1⁄2% Notes substantially funded a $200.0 million partial repayment of principal outstanding under certain previously existing term loans.

On June 20, 2014, we borrowed new term loans in the amount of $250.0 million (“Term Loan I”) and $300.0 million (“Term Loan J” and, together with Term Loan I, the “new term loans”) and, on the same date, borrowed the full amounts under the new term loans. After giving effect to $6.6 million of financing costs, net proceeds of $543.4 million from the new term loans were substantially used to fund the full repayment of principal outstanding under certain previously existing term loans.

On October 10, 2014, we terminated our existing $216.0 million of revolving credit commitments and entered into an incremental facility agreement, which provided for $216.0 million of new revolving credit commitments (the “new revolver”), with such commitments scheduled to expire on October 10, 2019. On December 9, 2014, we entered into an incremental facility agreement that provided for an additional $40.0 million of commitments under the new revolver.

In December 2014, we made $150.0 million in aggregate capital distributions to our parent, MCC, with such funds ultimately contributed to Mediacom LLC by MCC to repay certain of its term loans that were scheduled to mature in January 2015.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of December 31, 2014, we maintained a $1.590 billion credit facility, comprising $1.334 billion of term loans with maturities ranging from June 2017 to June 2021 and $256.0 million of revolving credit commitments, which are scheduled to expire on October 10, 2019. As of the same date, we had $122.3 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $123.3 million of outstanding loans and $10.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.6 to 1.0 and an interest coverage ratio of 3.0 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Exchange Agreements

We have entered into several interest rate exchange agreements with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As December 31, 2014, we had interest rate swaps that fix the variable rate of $500 million of borrowings at a rate of 2.6%, all of which are scheduled to expire during the year ending December 31, 2015. We also have forward starting interest rate swaps that will fix the variable rate of $200 million of borrowings for a three-year period commencing December 2015 at a rate of 1.5%.

As of December 31, 2014, the weighted average rate on outstanding borrowings under the credit facility, including the effects of these interest rate swaps, was 4.1%.

Senior Notes

As of December 31, 2014, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5 1⁄2% senior notes due April 2021 and $300.0 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2014, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s, and BB- by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B by S&P, both with stable outlooks.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2014 and thereafter (dollars in thousands)*:

	Scheduled Debt Maturities	Operating Leases	Interest Expense(1)	Purchase Obligations(2)	Total

January 1, 2015 to December 31, 2015	$13,500	$1,822	$89,779	$20,210	$125,311
January 1, 2016 to December 31, 2017	268,250	3,030	151,532	5,838	428,650
January 1, 2018 to December 31, 2019	145,250	1,481	139,166	—	285,897
Thereafter	1,530,000	863	112,226	—	1,643,089

Total cash obligations	$1,957,000	$7,196	$492,703	$26,048	$2,482,947

*	Refer to Note 6 and Note 12 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and of our operating leases and other commitments and contingencies, respectively.
(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2014 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)

We have contracts with programmers who provide video programming services to our customers. Our contracts typically provide that we have an obligation to purchase video programming for our customers as long as we deliver cable services to such customers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. There are no programming service amounts included in our Purchase Obligations.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2014, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 61% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2014, we held 493 franchises in areas located throughout the United

States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights is Mediacom Broadband. Comprising cable system clusters across several states, Mediacom Broadband is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2014, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 15% in the fair values determined for cable franchise rights at our reporting unit, an impairment loss of $28.6 million would result as of our impairment testing date of October 1, 2014. In addition, a hypothetical decline of up to 15% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2014.

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

In accordance with Accounting Standards Update No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2014, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit (which has a negative carrying value) indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2014, we had current interest rate swaps with various banks pursuant to which the interest rate on $500 million of variable rate debt was fixed at a rate of 2.6%, all of which were scheduled to expire during the year ending December 31, 2015. The fixed rates of our interest rate swaps are offset against the applicable variable rate to determine the related interest expense.

Under the terms of our interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2014, based on their mark-to-market valuation, we would have paid approximately $11.0 million, including accrued interest, if we terminated these interest rate swaps. Our interest rate swaps and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the scheduled maturity and estimated fair value of our debt as of December 31, 2014 (dollars in thousands):

	Senior Notes	Bank Credit Facility	Total
Expected Maturity:
January 1, 2015 to December 31, 2015	—	13,500	13,500
January 1, 2016 to December 31, 2016	—	13,500	13,500
January 1, 2017 to December 31, 2017	—	254,750	254,750
January 1, 2018 to December 31, 2018	—	11,000	11,000
January 1, 2019 to December 31, 2019	—	134,250	134,250
Thereafter	500,000	1,030,000	1,530,000

Total	$500,000	$1,457,000	$1,957,000

Fair Value	$511,000	$1,426,126	$1,937,126

Weighted Average Interest Rate	6.0%	4.1%	4.6%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 6, 2015

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$9,452	$11,237
Accounts receivable, net of allowance for doubtful accounts of $3,057 and $2,920	59,164	56,376
Accounts receivable—affiliates	—	4,444
Prepaid expenses and other current assets	9,664	10,818

Total current assets	78,280	82,875
Property, plant and equipment, net of accumulated depreciation of $1,493,705 and $1,368,697	775,321	791,543
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $20,737 and $21,113	32,959	26,574

Total assets	$2,259,413	$2,273,845

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$144,595	$156,607
Accounts payable—affiliates	1,513	—
Deferred revenue	36,245	35,599
Current portion of long-term debt	13,500	16,000

Total current liabilities	195,853	208,206
Long-term debt, less current portion	1,943,500	1,892,000
Other non-current liabilities	743	10,684

Total liabilities	2,140,096	2,110,890

Commitments and contingencies (Note 12)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S (DEFICIT) EQUITY
Capital (distributions) contributions	(105,644)	57,443
Retained earnings (accumulated deficit)	74,961	(44,488)

Total member’s (deficit) equity	(30,683)	12,955

Total liabilities, preferred members’ interest and member’s (deficit) equity	$2,259,413	$2,273,845

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues	$948,447	$918,614	$897,420
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	381,014	365,436	356,915
Selling, general and administrative expenses	180,084	185,188	180,736
Management fee expense	17,650	16,600	14,335
Depreciation and amortization	153,478	156,397	151,240

Operating income	216,221	194,993	194,194
Interest expense, net	(100,436)	(96,203)	(112,561)
Gain on derivatives, net	23,226	22,782	6,217
Loss on early extinguishment of debt	(300)	(832)	(11,114)
Other expense, net	(1,262)	(1,793)	(1,483)

Net income	$137,449	$118,947	$75,253
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$119,449	$100,947	$57,253

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY

(Dollars in thousands)

	Capital Contributions (Distributions)	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2011	$94,344	$(202,688)	$(108,344)
Net income	—	75,253	75,253
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(121,825)	—	(121,825)
Capital contributions from parent	114,500	—	114,500
Other	(907)	—	(907)

Balance, December 31, 2012	$86,112	$(145,435)	$(59,323)

Net income	—	118,947	118,947
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(29,000)	—	(29,000)
Other	331	—	331

Balance, December 31, 2013	$57,443	$(44,488)	$12,955

Net income	—	137,449	137,449
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(163,300)	—	(163,300)
Other	213	—	213

Balance, December 31, 2014	$(105,644)	$74,961	$(30,683)

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,449	$118,947	$75,253
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	153,478	156,397	151,240
Gain on derivatives, net	(23,226)	(22,782)	(6,217)
Loss on early extinguishment of debt	300	832	3,338
Amortization of deferred financing costs	6,132	5,332	5,109
Changes in assets and liabilities:
Accounts receivable, net	(2,788)	2,168	5,527
Accounts receivable—affiliates	4,444	(4,444)	—
Prepaid expenses and other assets	880	(1,377)	(3,658)
Accounts payable, accrued expenses and other current liabilities	1,605	(7,838)	(261)
Accounts payable—affiliates	1,513	—	—
Deferred revenue	646	1,040	1,034
Other non-current liabilities	(141)	(183)	(327)

Net cash flows provided by operating activities	$280,292	$248,092	$231,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(137,275)	$(143,444)	$(146,988)
Change in accrued property, plant and equipment	(315)	(2,574)	(8,796)
Other, net	19	—	—

Net cash flows used in investing activities	$(137,571)	$(146,018)	$(155,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$853,750	$835,000	$572,500
Repayment of bank debt	(1,004,750)	(886,000)	(410,500)
Issuance of senior notes	200,000	—	300,000
Redemption of senior notes	—	—	(500,000)
Dividend payments on preferred members’ interest	(18,000)	(18,000)	(18,000)
Capital distributions to parent (Note 8)	(163,300)	(29,000)	(121,825)
Capital contributions from parent (Note 8)	—	—	114,500
Financing costs	(12,480)	(5,284)	(13,316)
Other financing activities	274	651	1,453

Net cash flows used in financing activities	$(144,506)	$(102,633)	$(75,188)

Net (decrease) increase in cash	(1,785)	(559)	66
CASH, beginning of year	11,237	11,796	11,730

CASH, end of year	$9,452	$11,237	$11,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$92,739	$92,565	$109,611

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of us and our subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment and capitalized labor. Actual results could differ from those and other estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition

Video, HSD, phone and business services revenues are recognized when the services are provided to our customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing video service. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense. Franchise fees reported on a gross basis amounted to approximately $21.7 million, $23.9 million and $24.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Franchise fees are reported in video revenue and included in selling, general and administrative expenses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and customer devices	5 to 20 years
Vehicles	4-5 years
Furniture, fixtures, and office equipment	5 years

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

We capitalize the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our phone service. Costs include direct labor and material, as well as certain indirect costs including capitalized interest. We perform periodic evaluations of the estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. See Note 3.

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2014 and 2013, we capitalized approximately $0.1 million and $0.2 million, respectively, of software development costs. Capitalized software had a net book value of $1.5 million and $2.4 million as of December 31, 2014 and 2013, respectively.

In connection with our detailed analysis of capitalized software costs in 2014, we identified an amount that required adjustment to our 2013 financial statement disclosures to properly reflect net book value of our capitalized software costs as of December 31, 2013. Accordingly, the 2013 disclosure has been revised to reflect the appropriate amount, which management believes is immaterial to prior periods, and to conform to the current year presentation. The revision decreased the net book value disclosed at December 31, 2013 by approximately $13.9 million. The revision had no impact on our previously reported net capitalized software which is reported as a component of property, plant and equipment, in our financial statements. This revision also had no impact on accumulated depreciation, results of operations or cash flows.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $24.3 million, $22.6 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2014, we held 493 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market our products and services, including video, HSD and phone, in a specific market territory.

We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Based on the guidance outlined in ASC 350, we have determined that the unit of accounting or reporting unit, for testing goodwill and franchise rights is Mediacom Broadband. Comprising cable system clusters across several states, Mediacom Broadband is at the financial reporting level that is managed and reviewed by the corporate office (i.e., chief operating decision maker) including our determination as to how we allocate capital resources and utilize the assets. The reporting unit level also reflects the level at which the purchase method of accounting for our acquisitions was originally recorded.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2014, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2014, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of December 31, 2014, the Mediacom Broadband reporting unit had a negative carrying amount, and as of December 31, 2013, the Mediacom Broadband reporting unit had a positive carrying amount.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2014 and 2013, respectively, (dollars in thousands):

Balance—December 31, 2012	$195,945
Acquisitions	—
Dispositions	—

Balance—December 31, 2013	$195,945

Acquisitions	—
Dispositions	—

Balance—December 31, 2014	$195,945

Segment Reporting

ASC 280 — Segment Reporting (“ASC 280”) requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters within our service area. Each cable system cluster derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system cluster deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. Management evaluated the criteria for aggregation under ASC 280 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

Accounting for Derivative Instruments

We account for derivative instruments in accordance with ASC 815 — Derivatives and Hedging. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate exchange agreements to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of both December 31, 2014 and 2013, the corresponding asset, net of accumulated amortization, was $0.

Accounting for Long-Lived Assets

In accordance with ASC 360 — Property, Plant and Equipment, we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

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

3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2014 and 2013, property, plant and equipment consisted of (dollars in thousands):

	December 31, 2014	December 31, 2013
Cable systems, equipment and customer devices	$2,143,668	$2,033,815
Furniture, fixtures and office equipment	42,278	44,689
Vehicles	40,362	40,085
Buildings and leasehold improvements	34,720	33,512
Land and land improvements	7,998	8,139

Property, plant and equipment, gross	$2,269,026	$2,160,240
Accumulated depreciation	(1,493,705)	(1,368,697)

Property, plant and equipment, net	$775,321	$791,543

Depreciation expense related to fixed assets for the years ended December 31, 2014, 2013 and 2012 was $153.5 million, $156.4 million and $150.7 million, respectively. As of each of December 31, 2014, 2013 and 2012, we had no property under capitalized leases. We incurred gross interest costs of $101.7 million, $97.3 million and $114.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $1.3 million, $1.1 million and $1.6 million were capitalized during the years ended December 31, 2014, 2013 and 2012, respectively. See Note 2.

4. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at December 31, 2014 and December 31, 2013. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2014, our interest rate swap liabilities, net, were valued at $11.0 million using Level 2 inputs, as follows (dollars in thousands):

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$11,049	$—	$11,049

Interest rate exchange agreements—liabilities, net	$—	$11,049	$—	$11,049

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

All of our interest rate swaps were in a liability position as of each of December 31, 2014 and December 31, 2013, based upon their mark-to-market valuation, and therefore no assets were recorded on our consolidated balance sheets. As of December 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $11.0 million. As of the same date, there was no long-term liability. As of December 31, 2013, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $24.5 million and an accumulated long-term liability in other non-current liabilities of $9.8 million.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded net gains on derivatives of $23.2 million, $22.8 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Accounts payable - trade	$33,474	$30,157
Accrued programming costs	25,680	25,482
Accrued taxes and fees	15,072	16,731
Accrued payroll and benefits	14,514	17,155
Liabilities under interest rate exchange agreements	11,049	24,475
Advance customer payments	9,387	8,775
Accrued service costs	7,922	8,076
Accrued interest	7,451	5,902
Bank overdrafts (1)	5,025	4,901
Accrued property, plant and equipment	3,901	4,216
Accrued telecommunications costs	754	1,702
Other accrued expenses	10,366	9,035

Accounts payable, accrued expenses and other current liabilities	$144,595	$156,607

(1)

Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6. DEBT

As of December 31, 2014 and 2013, our outstanding debt consisted of (dollars in thousands):

	December 31, 2014	December 31, 2013
Bank credit facility	$1,457,000	$1,608,000
5 1⁄2% senior notes due 2021	200,000	—
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,957,000	$1,908,000
Less: current portion	13,500	16,000

Total long-term debt	$1,943,500	$1,892,000

Bank Credit Facility

As of December 31, 2014, we maintained a $1.590 billion bank credit facility (the “credit facility”), comprising:

•	$256.0 million of revolving credit commitments, which expire on October 10, 2019;

•	$195.5 million of outstanding borrowings under Term Loan G, which mature on January 20, 2020;

•	$591.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;

•	$248.8 million of outstanding borrowings under Term Loan I, which mature on June 30, 2017; and

•	$298.5 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2014, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2014, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Revolving Credit Commitments

On October 10, 2014, we terminated our existing revolving credit commitments and, on the same date, entered into an incremental facility agreement that provided for $216.0 million of new revolving credit commitments, which are scheduled to expire on October 10, 2019. On December 9, 2014, we entered into an incremental facility agreement that provided for an additional $40.0 million of revolving credit commitments.

Borrowings under our revolving credit commitments bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75%, or the Prime Rate plus a margin ranging from 1.00% to 1.75%. Commitment fees on the unused portion of our revolving credit commitments are payable at a rate of 0.38% or 0.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement.

As of December 31, 2014, we had $122.3 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $123.3 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral.

Term Loan G

On August 28, 2012, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the original principal amount of $200.0 million (“Term Loan G”). Term Loan G matures on January 20, 2020 and, since December 31, 2012, has been subject to quarterly reductions of $0.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $185.5 million, representing 92.75% of the original principal amount. As of December 31, 2014, the outstanding balance under Term Loan G was $195.5 million.

Borrowings under Term Loan G bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 3.00% (subject to a minimum LIBOR of 1.00%), or the Prime Rate plus a margin of 2.00% (subject to a minimum Prime Rate of 2.00%).

Term Loan H

On May 29, 2013, we entered into an incremental facility agreement that provided for a new term loan in the original principal amount of $600.0 million (“Term Loan H”). Term Loan H matures on January 29, 2021 and, since September 30, 2013, has been subject to quarterly reductions of $1.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $555.0 million, representing 92.5% of the original principal amount. As of December 31, 2014, the outstanding balance under Term Loan H was $591.0 million.

Borrowings under Term Loan H bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% (subject to a minimum LIBOR of 0.75%), or the Prime Rate plus a margin of 1.50% (subject to a minimum Prime Rate of 1.75%).

Term Loan I

On June 20, 2014, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the original principal amount of $250.0 million (“Term Loan I”). After giving effect to $3.2 million of financing costs, net proceeds of $246.8 million from Term Loan I were used, together with Term Loan J, to fund the repayment of the remaining $542.5 million under the previously existing Term Loan D. Term Loan I matures on June 30, 2017 and, since September 30, 2014, has been subject to quarterly principal reductions of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $243.1 million, representing 97.25% of the original principal amount. As of December 31, 2014, the outstanding balance under Term Loan I was $248.8 million.

Borrowings under Term Loan I bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50%, or the Prime Rate plus a margin of 1.50%.

Term Loan J

On June 20, 2014, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the original principal amount $300.0 million (“Term Loan J”). After giving effect to $3.4 million of financing costs, net proceeds of $296.6 million from Term Loan J were used, together with Term Loan I, to fund the repayment of the remaining $542.5 million under the previously existing Term Loan D. Term Loan J matures on June 30, 2021 and, since September 30, 2014, has been subject to quarterly principal reductions of $0.8 million, representing 0.25% of the original principal amount, with a final payment at maturity of $279.8 million, representing 93.25% of the original principal amount. As of December 31, 2014, the outstanding balance under Term Loan J was $298.5 million.

Borrowings under Term Loan J bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.75% or 3.00% (subject to a minimum LIBOR of 0.75%), or the Prime Rate plus a margin of 1.75% or 2.00% (subject to a minimum Prime Rate of 1.75%). The applicable margin charged is determined by certain financial ratios pursuant to the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2014, 2013 and 2012. As of December 31, 2014, we had current interest rate swaps which fixed the variable portion of $500 million of borrowings at a rate of 2.6%, all of which are scheduled to expire during the year ending December 31, 2015.

As of December 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.1%.

Senior Notes

As of December 31, 2014, we had $500 million of outstanding senior notes, comprised of $200 million of 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”), and $300 million of 6 3⁄8% senior notes due April 2023 (the “6 3⁄8% Notes”).

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through December 31, 2014, we were in compliance with all of the covenants under the indentures.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. Net proceeds from the 5 1⁄2% Notes of $196.2 million funded a partial repayment of certain previously existing term loans.

6 3⁄8% Notes

On August 28, 2012, we issued the 6  3⁄8% Notes in the aggregate principal amount of $300.0 million. Net proceeds from the 6  3⁄8% Notes of $294.5 million were used to fund, in part, the redemption of certain previously existing senior notes.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $8.7 million and $8.2 million as of December 31, 2014 and 2013, respectively.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s, and BB- by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B by S&P, both with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

As of December 31, 2014 and 2013, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	December 31,
	2014	2013
5 1⁄2% senior notes due 2021	$202,000	$—
6 3⁄8% senior notes due 2023	309,000	308,250

Total senior notes	$511,000	$308,250

Bank credit facility	$1,426,126	$1,602,472

The scheduled maturities of all debt outstanding as of December 31, 2014 are as follows (dollars in thousands):

	Bank Credit Facility		Senior
	Revolving Credit	Term Loans	Notes	Total
January 1, 2015 to December 31, 2015	$—	$13,500	$—	$13,500
January 1, 2016 to December 31, 2016	—	13,500	—	13,500
January 1, 2017 to December 31, 2017	—	254,750	—	254,750
January 1, 2018 to December 31, 2018	—	11,000	—	11,000
January 1, 2019 to December 31, 2019	123,250	11,000	—	134,250
Thereafter	—	1,030,000	500,000	1,530,000

Total	$123,250	$1,333,750	$500,000	$1,957,000

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred equity investment from Mediacom LLC, another wholly-owned subsidiary of MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. We paid $18.0 million in cash dividends on the preferred membership interest during each of the years ended December 31, 2014, 2013 and 2012.

8. MEMBER’S (DEFICIT) EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s (Deficit) Equity and the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $163.3 million, $29.0 million and $121.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, and received capital contributions from parent in cash of $114.5 million during the year ended December 31, 2012.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $17.7 million, $16.6 million and $14.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (“MCC’s Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

11. DEFERRED COMPENSATION

For the years ended December 31, 2014, 2013 and 2012, we recorded $0.8 million, $1.0 million and $1.2 million, respectively, of deferred compensation expense (formerly share-based compensation expense). These expenses represented the unvested stock options and restricted stock units under the former share-based compensation plans at their original grant-date fair value, modified for the right to receive $8.75 in cash. This amount also included the recognition of cash-based deferred compensation awarded in the years ended December 2014, 2013 and 2012 which has vesting attributes similar to the former share-based awards.

12. COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $5.0 million, $4.8 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum annual rental payments as of December 31, 2014 are as follows (dollars in thousands):

January 1, 2015 to December 31, 2015	$1,822
January 1, 2016 to December 31, 2016	1,696
January 1, 2017 to December 31, 2017	1,334
January 1, 2018 to December 31, 2018	918
January 1, 2019 to December 31, 2019	563
Thereafter	863

Total	$7,196

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was $4.2 million, $4.4 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Letters of Credit

As of December 31, 2014, $10.4 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2014.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management determined that, as of December 31, 2014, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2014.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management determined that, as of December 31, 2014, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	65	Chairman, Chief Executive Officer and Director of MCC and MBC;
		Chief Executive Officer of MBLLC
Mark E. Stephan	58	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	53	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	61	Executive Vice President, Programming and Human Resources and Director of MCC;
		Senior Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	66	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	49	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	41	Senior Vice President, Customer Service and Financial Operations of MCC
David McNaughton	53	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	57	Senior Vice President, Field Operations of MCC
Dan Templin	51	Senior Vice President, Mediacom Business of MCC
JR Walden	43	Senior Vice President, Technology of MCC

Rocco B. Commisso has 36 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of the National Cable & Telecommunications Association, C-SPAN and Cable Television Laboratories, Inc. He is also a member of the Cable TV Pioneers. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 28 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011 and was previously a director of MCC from March 2000 to March 2011.

John G. Pascarelli has 33 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli became a Cable TV Pioneer inductee in 2008.

Italia Commisso Weinand has 38 years of experience in the cable industry, and has served as MCC’s, and our Executive Vice President of Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President of Programming and Human Resources since February 1998 and MCC’s Vice President of Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. For the past five years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center and the Emma Bowen Foundation and most recently, Ms. Weinand was inducted into the 2014 Broadcasting & Cable Hall of Fame. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 30 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1996 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 27 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 14 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. In 2013, he also assumed responsibilities for our centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. In 2012, Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership. He also serves as a prominent member of The Cable Center Customer Care Committee.

David McNaughton has 27 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Consumer Services since May 2011. Before joining MCC, he was Senior Vice President and Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he held senior management marketing positions at DirecTV, Nextel Communications, and AirTouch Cellular.

Ed Pardini has 32 years of experience in the cable industry, and has served as MCC’s Senior Vice President of the Field Operations Group since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 23 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Mediacom Business and President of MCC’s CLEC entities since April 2011. His responsiblities for Mediacom Business include SMB and Enterprise network services and also the OnMedia advertising sales unit. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, Mr. Templin served in a number of senior operations, product and marketing roles with Susquehanna Communications, Comcast and Jones Intercable.

JR Walden has 19 years of experience in the cable industry, and 23 years of experience in the Internet and telecommunications industries. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2014, MCC charged us $17.7 million of such management fees, approximately 1.9% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred equity investment from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2014, we paid an aggregate of $18 million in cash dividends on the preferred equity.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Audit fees	$490	$572
Audit-related fees	10	22
Tax fees	—	—
All other fees	1	1

Total	$501	$595

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Mediacom Broadband LLC(1)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(1)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation(1)

3.4	By-Laws of Mediacom Broadband Corporation(1)

4.1	Indenture relating to 6 3⁄8% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)

4.2	Indenture relating to 5 1⁄2% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)

10.1	Incremental Facility Agreement, dated as of December 9, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2	Incremental Facility Agreement, dated as of October 10, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.3	Third Restatement Agreement to Credit Agreement, dated as of June 20, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(4)

10.4	Third Amended and Restated Credit Agreement, dated as of June 20, 2014, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(5)

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics(6)

21.1	Subsidiaries of Mediacom Broadband LLC

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 of Mediacom Broadband LLC and incorporated herein by reference.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(5)	Filed as Exhibit A to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c)	Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Charged to costs and expenses	Charged to other accounts	Balance at end of period
December 31, 2012
Allowance for doubtful accounts:
Current receivables	$1,149	$5,748	$—	$4,014	$—	$2,883

December 31, 2013
Allowance for doubtful accounts:
Current receivables	$2,883	$4,582	$—	$4,545	$—	$2,920

December 31, 2014
Allowance for doubtful accounts:
Current receivables	$2,920	$3,269	$—	$3,132	$—	$3,057

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 6, 2015
	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 6, 2015
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 6, 2015
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 6, 2015
	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 6, 2015
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 6, 2015
Mark E. Stephan	(principal financial officer and principal accounting officer)

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