Form 10-Q
period 2015-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2015-05-13
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent costs;

•	significant unanticipated increases in the use of bandwidth-intensive Internet services;

•	our ability to further expand our business services, which has continued to make increasing contributions to our results of operations;

•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other material events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to refinance our debt prior to maturity or obtain future funding for general corporate purposes or potential strategic transactions, on favorable terms, if at all;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2014 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,802	$9,452
Accounts receivable, net of allowance for doubtful accounts of $2,997 and $3,057	64,305	59,164
Prepaid expenses and other current assets	14,077	9,664

Total current assets	89,184	78,280
Property, plant and equipment, net of accumulated depreciation of $1,521,969 and $1,493,705	774,210	775,321
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $23,140 and $20,737	34,418	32,959

Total assets	$2,270,665	$2,259,413

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$155,853	$144,595
Accounts payable - affiliates	6,568	1,513
Deferred revenue	37,091	36,245
Current portion of long-term debt	13,500	13,500

Total current liabilities	213,012	195,853
Long-term debt, less current portion	1,908,500	1,943,500
Other non-current liabilities	745	743

Total liabilities	2,122,257	2,140,096

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S DEFICIT
Capital distributions	(105,603)	(105,644)
Retained earnings	104,011	74,961

Total member’s deficit	(1,592)	(30,683)

Total liabilities, preferred members’ interest and member’s deficit	$2,270,665	$2,259,413

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$239,953	$232,553
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	100,225	93,990
Selling, general and administrative expenses	43,775	44,102
Management fee expense	4,750	4,300
Depreciation and amortization	36,193	39,013

Operating income	55,010	51,148
Interest expense, net	(23,902)	(22,961)
Gain on derivatives, net	2,660	5,551
Other expense, net	(218)	(404)

Net income	$33,550	$33,334
Dividend to preferred members (Note 7)	(4,500)	(4,500)

Net income applicable to member	$29,050	$28,834

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,550	$33,334
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,193	39,013
Gain on derivatives, net	(2,660)	(5,551)
Amortization of deferred financing costs	1,738	1,319
Changes in assets and liabilities:
Accounts receivable, net	(5,141)	1,864
Accounts receivable - affiliates	—	4,444
Prepaid expenses and other assets	(6,182)	(848)
Accounts payable, accrued expenses and other current liabilities	14,313	2,822
Accounts payable - affiliates	5,055	5,765
Deferred revenue	846	371
Other non-current liabilities	2	(2)

Net cash flows provided by operating activities	$77,714	$82,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(34,410)	$(32,742)
Change in accrued property, plant and equipment	(82)	4,280
Proceeds from sale of assets	34	—
Acquisition of other intangible assets	(1,559)	—

Net cash flows used in investing activities	$(36,017)	$(28,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$54,375	$39,000
Repayment of bank debt	(89,375)	(284,000)
Issuance of senior notes	—	200,000
Dividend payments on preferred members’ interest (Note 7)	(4,500)	(4,500)
Financing costs	—	(3,812)
Other financing activities	(847)	(900)

Net cash flows used in financing activities	$(40,347)	$(54,212)

Net increase (decrease) in cash	1,350	(143)
CASH, beginning of period	9,452	11,237

CASH, end of period	$10,802	$11,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$14,664	$16,516

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $5.9 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a deferral of the effective date by one year (effective for annual reporting periods beginning after December 15, 2017). The FASB also proposed permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2015 and December 31, 2014. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$549	$—	$549

Liabilities
Interest rate exchange agreements	$—	$8,939	$—	$8,939

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$11,049	$—	$11,049

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

As of March 31, 2015, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $8.9 million and a long-term asset in other assets, net, of $0.5 million. As of December 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $11.0 million. As of March 31, 2015 and December 31, 2014, there was no long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $2.7 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014
Cable systems, equipment and customer devices	$2,171,125	$2,143,668
Furniture, fixtures and office equipment	42,298	42,278
Vehicles	39,841	40,362
Buildings and leasehold improvements	34,917	34,720
Land and land improvements	7,998	7,998

Property, plant and equipment, gross	$2,296,179	$2,269,026
Accumulated depreciation	(1,521,969)	(1,493,705)

Property, plant and equipment, net	$774,210	$775,321

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014
Accounts payable - trade	$32,870	$33,474
Accrued programming costs	27,364	25,680
Accrued taxes and fees	18,277	15,072
Accrued payroll and benefits	15,252	14,514
Accrued interest	14,950	7,451
Advance customer payments	13,048	9,387
Liabilities under interest rate exchange agreements	8,939	11,049
Accrued service costs	7,098	7,922
Bank overdrafts (1)	4,163	5,025
Accrued property, plant and equipment	3,819	3,901
Accrued telecommunications costs	1,032	754
Other accrued expenses	9,041	10,366

Accounts payable, accrued expenses and other current liabilities	$155,853	$144,595

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

As of March 31, 2015 and December 31, 2014, our debt consisted of (dollars in thousands):

	March 31,	December 31,
	2015	2014
Bank credit facility	$1,422,000	$1,457,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,922,000	$1,957,000
Less: current portion	13,500	13,500

Total long-term debt	$1,908,500	$1,943,500

Bank Credit Facility

As of March 31, 2015, we maintained a $1.586 billion bank credit facility (the “credit facility”), comprising:

•	$256.0 million of revolving credit commitments, which expire on October 10, 2019;

•	$195.0 million of outstanding borrowings under Term Loan G, which matures on January 20, 2020;

•	$589.5 million of outstanding borrowings under Term Loan H, which matures on January 29, 2021;

•	$248.1 million of outstanding borrowings under Term Loan I, which matures on June 30, 2017; and

•	$297.8 million of outstanding borrowings under Term Loan J, which matures on June 30, 2021.

As of March 31, 2015, we had $153.9 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $91.6 million of outstanding loans and $10.5 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2015, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2015 and 2014.

As of March 31, 2015, we had interest rate swaps which fixed the variable rate portion of $500 million of borrowings at 2.6%, all of which are scheduled to expire during December 2015. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate portion of $200 million of borrowings at 1.5% for a three year period commencing December 2015.

As of March 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.1%.

Senior Notes

As of March 31, 2015, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2015, we were in compliance with all covenants under the indentures.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt, which are deferred and amortized as interest expense over the expected term of such financings. Original issue discount, as recorded in other assets, net, was $8.3 million and $8.7 million as of March 31, 2015 and December 31, 2014, respectively.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s and B by S&P, both with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

As of March 31, 2015 and December 31, 2014, the fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances) were as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
5 1⁄2% senior notes due 2021	$203,000	$202,000
6 3⁄8% senior notes due 2023	316,500	309,000

Total senior notes	$519,500	$511,000

Bank credit facility	$1,420,095	$1,426,126

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150 million preferred membership investment from Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended March 31, 2015 and 2014.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.8 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the FASB’s ASC No. 350 — Intangibles — Goodwill and Other, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

We last evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2014 which, as of March 31, 2015, had negative equity carrying value, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2015.

During the three months ended March 31, 2015, we acquired various intellectual property rights for approximately $1.6 million, which are recorded in other assets, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2015 and 2014, and with our annual report on Form 10-K for the year ended December 31, 2014.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of March 31, 2015, we served approximately 502,000 video customers, 581,000 high-speed data (“HSD”) customers and 225,000 phone customers, aggregating 1.31 million primary service units (“PSUs”).

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

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to continue to grow through HSD and phone sales to small- and medium-sized businesses and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow through HSD and phone customer growth, and gains in revenue per PSU resulting from video rate increases, and as more residential customers continue to take higher HSD tiers and advanced video services.

Our recent performance has been affected by tepid economic growth in the post-recession period and significant video competition. We believe the historically slower economic recovery from the recession, including the uneven gains in employment, consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales activity for all of our residential services, which has negatively impacted our residential customer and revenue growth. While we expect improvement as the economy strengthens, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming, which we believe has contributed to residential video customer losses. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. In late 2013, we introduced a next generation set-top, with the TiVo guide, which we believe may enable us to reduce video customer losses and regain market share of new connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. In approximately 12% of our homes passed, these phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) delivery system, allowing them to offer bundles of video, HSD and phone similar to ours. Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to offer a HSD service today with downstream speeds of up to 150 megabits per second gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher HSD speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will grow phone revenues through residential phone customer growth, which may be mostly offset by unit pricing pressure.

Our business services largely compete with local phone companies, or local exchange carriers (“LECs”). Developments and advancements in products and services by new, emerging companies may intensify competition. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue through small-to medium-sized commercial HSD and phone customer growth. Our cell tower backhaul business, which has contributed to meaningful business services revenue growth in prior years, will likely experience relatively flat revenues in 2015, as certain carriers have delayed some of their network upgrades.

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Due to the strong contributions of political advertising during a national election year in 2014, we expect to experience a decline in advertising revenues in 2015.

Video programming is, and historically has been, our single largest expense, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate due to higher rates and retransmission consent fees demanded by large media conglomerates or other owners of popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks. As carriage of such networks is generally negotiated within their total suite of networks, this has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending on Internet advertising. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

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

HSD

HSD revenues primarily represent monthly subscription and equipment fees charged to residential customers, which vary according to the level of HSD service taken.

Phone

Phone revenues primarily represent monthly subscription fees and equipment charged to residential customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to commercial video, HSD and phone customers, which vary according to the level of service taken, and fees charged to medium- to large-sized businesses, governments and educational institutions, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. In addition to video programming, significant service costs include: HSD service, including bandwidth and connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

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

Capital Expenditures

Capital expenditures are categorized in accordance with the National Cable and Telecommunications Association (“NCTA”) disclosure guidelines, which are intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. Our capital expenditures comprise:

•	Customer premise equipment, which include equipment and labor costs incurred in the purchase and installation of equipment that resides at a residential or commercial customer’s premise;

•	Enterprise networks, which include costs associated with furnishing custom fiber solutions for medium- to large-sized business customers, including for cell tower backhaul;

•	Scalable infrastructure, which include costs incurred in the purchase and installation of equipment at our facilities associated with network-wide distribution of services;

•	Line extensions, which include costs associated with the extension of our network into new service areas;

•	Upgrade/rebuild, which include costs to modify or replace existing components of our network; and

•	Support capital, which include vehicles and all other capital purchases required to support our customers and general business operations.

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

Actual Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

The table below sets forth our consolidated statements of operations and OIBDA for the three months ended March 31, 2015 and 2014 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$239,953	$232,553	3.2%
Costs and expenses:
Service costs	100,225	93,990	6.6%
Selling, general and administrative expenses	43,775	44,102	(0.7%)
Management fee expense	4,750	4,300	10.5%
Depreciation and amortization	36,193	39,013	(7.2%)

Operating income	55,010	51,148	7.6%
Interest expense, net	(23,902)	(22,961)	4.1%
Gain on derivatives, net	2,660	5,551	NM
Other expense, net	(218)	(404)	NM

Net income	$33,550	$33,334	0.6%

OIBDA	$91,203	$90,161	1.2%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	March 31,
	2015	2014	% Change
OIBDA	$91,203	$90,161	1.2%
Depreciation and amortization	(36,193)	(39,013)	(7.2%)

Operating income	$55,010	$51,148	7.6%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics as of, and for the three months ended, March 31, 2015 and 2014 (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2015	2014	% Change
Video	$113,370	$113,485	(0.1%)
HSD	70,601	64,759	9.0%
Phone	15,232	15,849	(3.9%)
Business services	30,598	27,505	11.2%
Advertising	10,152	10,955	(7.3%)

Total	$239,953	$232,553	3.2%

Average total monthly revenue per PSU (1)	$61.76	$60.82	1.5%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	March 31,
	2015	2014	% Change
Video customers	502,000	524,000	(4.2%)
HSD customers	581,000	546,000	6.4%
Phone customers	225,000	210,000	7.1%

Primary service units (PSUs)	1,308,000	1,280,000	2.2%

Revenues increased 3.2% for the three months ended March 31, 2015, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by declines in advertising and phone revenues. Average total monthly revenue per PSU increased 1.5% to $61.76 for the three months ended March 31, 2015.

Video

Video revenues decreased 0.1% for the three months ended March 31, 2015, largely a result of residential customer losses since the prior year period, mostly offset by rate adjustments and, to a much lesser extent, greater installation fee revenues. During the three months ended March 31, 2015, we gained 2,000 video customers, compared to a decline of 4,000 during the prior year period. As of March 31, 2015, we served 502,000 video customers, or 33.4% of our estimated homes passed, and 31.6% of our video customers took our DVR service.

HSD

HSD revenues grew 9.0% for the three ended March 31, 2015, primarily due to residential customer growth since the prior year period, and more customers taking higher-speed tiers. During the three months ended March 31, 2015, we gained 17,000 HSD customers, compared to an increase of 12,000 during the prior year period. As of March 31, 2015, we served 581,000 HSD customers, or 38.7% of our estimated homes passed, and 33.0% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 3.9% for the three months ended March 31, 2015, principally due to lower revenues per residential customer. During the three months ended March 31, 2015, we gained 7,000 phone customers, compared to an increase of 3,000 during the prior year period. As of March 31, 2015, we served 225,000 phone customers, or 15.0% of our estimated homes passed.

Business Services

Business services revenues rose 11.2% for the three months ended March 31, 2015, primarily due to growth in small- to medium-sized commercial HSD and phone customers since the prior year period.

Advertising

Advertising revenues fell 7.3% for the three months ended March 31, 2015, mainly due to lower levels of political advertising and automotive advertising, partially offset by greater digital advertising revenues.

Costs and Expenses

Service Costs

Service costs increased 6.6% for the three months ended March 31, 2015, principally due to higher video programming expenses. Programming expenses rose 10.5%, primarily due to higher fees associated with the renewal of programming contracts for certain sports and other popular cable networks and for local broadcast stations, and contractual increases under existing carriage agreements, offset in part by a lower video customer base. Service costs as a percentage of revenues were 41.8% and 40.4% for the three months ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 0.7% for the three months ended March 31, 2015, largely as a result of lower bad debt, taxes and fees, billing and advertising expenses, mostly offset by greater marketing costs. Bad debt expenses fell 7.3%, largely due to a lower number of written off accounts. Taxes and fees decreased 2.3%, primarily due to lower property taxes, offset in part by an increase in franchise fees. Billing expenses were 4.3% lower, mainly due to a decrease in processing fees, offset in part by higher bank fees. Advertising expenses declined 6.6%, largely a result of lower costs associated with local advertising production. Marketing costs rose 6.7%, primarily due to greater use of direct mail marketing. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 19.0% for the three months ended March 31, 2015 and 2014, respectively.

Management Fee Expense

Management fee expense was 10.5% higher for the three months ended March 31, 2015, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.0% and 1.8% for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization was 7.2% lower for the three months ended March 31, 2015, mainly due to certain older plant and customer premise equipment becoming fully depreciated, offset in part by greater depreciation of customer premise equipment and investments in HSD bandwidth expansion and business support.

OIBDA

OIBDA grew 1.2% for the three months ended March 31, 2015, as the increase in revenues was largely offset by higher programming costs.

Operating Income

Operating income rose 7.6% for the three months ended March 31, 2015, principally due to lower depreciation and amortization and, to a lesser extent, growth in OIBDA.

Interest Expense, Net

Interest expense, net, increased 4.1% for the three months ended March 31, 2015, mainly due to greater average outstanding indebtedness, and, to a lesser extent, a higher average cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $2.7 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.2 million for the three months ended March 31, 2015, substantially representing revolving credit commitment fees, and $0.4 million for the three months ended March 31, 2014, representing $0.3 million of revolving credit commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $33.6 million and $33.3 million for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2015, our near-term liquidity requirements included scheduled term loan principal repayments of $10.1 million during the remainder of 2015 and $13.5 million during 2016. As of the same date, our sources of liquidity included $10.8 million of cash and $153.9 million of unused and available commitments under our $256.0 million revolving credit facility, after giving effect to $91.6 million of outstanding loans and $10.5 million of letters of credit issued to various parties as collateral.

We believe that cash generated by, or available to, us will be sufficient to meet our other anticipated capital and liquidity needs for the next twelve months. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $77.7 million for the three months ended March 31, 2015, primarily due to OIBDA of $91.2 million and, to a much lesser extent, the $8.9 million net change in our operating assets and liabilities, offset in part by interest expense of $23.9 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other current liabilities of $14.3 million and in accounts payable to affiliates of $5.1 million, offset in part by increases in prepaid expenses and other assets of $6.2 million and in accounts receivable, net, of $5.1 million.

Net cash flows provided by operating activities were $82.5 million for the three months ended March 31, 2014, primarily due to OIBDA of $90.2 million and, to a much lesser extent, the $14.4 million net change in operating assets and liabilities, offset in part by interest expense of $23.0 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable to affiliates of $5.8 million, a decrease in accounts receivable from affiliates of $4.4 million, an increase in accounts payable, accrued expenses, and other current liabilities of $2.8 million and a decrease in accounts receivable, net, of $1.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $36.0 million for the three months ended March 31, 2015, primarily comprising $34.4 million of capital expenditures and $1.6 million of acquisitions of intangible assets.

Net cash flows used in investing activities were $28.5 million for the three months ended March 31, 2014, comprising $32.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $4.2 million.

Capital Expenditures

The table below sets forth our capital expenditures for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Customer premise equipment	$21,197	$16,846	$4,351
Enterprise networks	2,419	2,851	(432)
Scalable infrastructure	3,715	6,889	(3,174)
Line extensions	1,303	1,578	(275)
Upgrade / rebuild	3,224	3,079	145
Support capital	2,552	1,499	1,053

Total capital expenditures	$34,410	$32,742	$1,668

The increase in capital expenditures primarily reflected greater spending on customer premise equipment, principally for our next-generation set-top, offset in part by reduced outlays for scalable infrastructure, largely for HSD bandwidth expansion.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $40.3 million for the three months ended March 31, 2015, comprising $35.0 million of net repayments under the credit facility, $4.5 million of dividend payments on preferred members’ interest and $0.8 million of other financing activities.

Net cash flows used in financing activities were $54.2 million for the three months ended March 31, 2014, as the net repayments of $245.0 million under the credit facility, $4.5 million of dividend payments on preferred members’ interest, $3.8 million of financing costs and $0.9 million of other financing activities were largely funded by the $200.0 million issuance of new senior notes.

Capital Structure

As of March 31, 2015, our total indebtedness was $1.922 billion, of which approximately 52% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2015, we paid cash interest of $14.7 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2015, we maintained a $1.586 billion credit facility, comprising $1.330 billion of term loans with maturities ranging from June 2017 to June 2021 and a $256.0 million revolving credit facility which is scheduled to expire in October 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.7 to 1.0 and an interest coverage ratio of 3.1 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate on certain of our borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

We have current interest rate swaps that fix the variable portion of $500 million of borrowings at a rate of 2.6%, all of which are scheduled to expire during December 2015. We also have forward starting interest rate swaps that will fix the variable portion of $500 million of borrowings at a rate of 1.5% for a three year period commencing in December 2015.

As of March 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.1%.

Senior Notes

As of March 31, 2015, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2015, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.3 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings currently are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings currently are B2 by Moody’s and B by S&P, both with stable outlooks.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets

In accordance with the Financial Accounting Standards Board’s 350 Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

In accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), and ASU 2011-08 — Intangibles — Goodwill and Other (Topic 350), we have evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit which, as of March 31, 2015, had negative equity carrying value. We last evaluated the qualitative factors surrounding our Mediacom Broadband reporting unit as of October 1, 2014, and did not believe that it was “more likely than not” that a goodwill impairment existed at that time and, as such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2015.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 13, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 13, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Notes to Consolidated Financial Statements