Form 10-K
period 2015-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2016-03-09
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the Registrants are not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒   No  ☐

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note:  As voluntary filers, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

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

MEDIACOM BROADBAND LLC

2015 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;
•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;
•	significant increases in the use of bandwidth-intensive Internet services;
•	our ability to further expand our business services, which has continued to make increasing contributions to our results of operations;
•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;
•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;
•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other material events outside our control;
•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;
•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;
•	changes in assumptions underlying our critical accounting policies;
•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and
•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2015 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”). MCC is the eighth largest cable operator in the U.S., serving about 1.3 million residential and business customer relationships in smaller markets primarily in the Midwest and Southeast. MCC offers a wide array of information, communications and entertainment services to households and businesses, including video, high-speed data (“HSD”), phone, and home security and automation. Through Mediacom Business, MCC provides scalable broadband communications solutions to commercial and public sector customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2015, MCC’s cable systems passed an estimated 2.82 million homes and served approximately 855,000 video customers, 1,085,000 HSD customers and 433,000 phone customers, aggregating 2.37 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso and related parties is the sole shareholder of MCC, a C corporation.  Mr. Commisso is MCC’s founder, Chairman and Chief Executive Officer. MCC manages us pursuant to management agreements with our operating subsidiaries. See Note 9 in our Notes to Consolidated Financial Statements.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2015, the cable systems operated by these subsidiaries passed an estimated 1.50 million homes and served approximately 480,000 video customers, 605,000 HSD customers and 239,000 phone customers, aggregating 1.32 million PSUs.  As of the same date, these cable systems served 732,000 residential and business customer relationships.

Our phone number is (845) 443-2600 and our principal executive offices are located at 1 Mediacom Way, Mediacom Park, New York, 10918. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on MCC’s website (www.mediacomcc.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information posted on MCC’s website is not incorporated into our SEC filings.

2015 Financing Activity

On August 12, 2015 and November 23, 2015, we entered into incremental facility agreements that provided for $25.0 million and $87.5 million of additional revolving credit commitments, respectively.

On December 17, 2015, we completed a new term loan (“Term Loan A”) in the aggregate principal amount of $151.5 million. Net proceeds from Term Loan A, together with borrowings under our revolving credit commitments, were used to repay the entire $194.0 million balance of the Term Loan G under our bank credit facility.

See “Management’s Discussion and Analysis — Liquidity and Capital Resources — Capital Structure — 2015 Financing Activity”” and Note 6 in our Notes to Consolidated Financial Statements.

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2015	2014	2013	2012	2011
Estimated homes passed (1)	1,496,000	1,499,000	1,495,000	1,493,000	1,524,000
Video
Video customers (2)	480,000	500,000	528,000	558,000	596,000
Video penetration (3)	32.1%	33.4%	35.3%	37.4%	39.1%
High Speed Data
HSD customers (4)	605,000	564,000	534,000	505,000	468,000
HSD penetration (5)	40.4%	37.6%	35.7%	33.8%	30.7%
Phone
Phone customers (6)	239,000	218,000	207,000	190,000	180,000
Phone penetration (7)	16.0%	14.5%	13.8%	12.7%	11.8%
Primary Service Units (PSUs)
PSUs (8)	1,324,000	1,282,000	1,269,000	1,253,000	1,244,000
PSU penetration (9)	88.5%	85.5%	84.9%	83.9%	81.6%
Customer Relationships
Customer relationships (10)	732,000	710,000	710,000	708,000	701,000

(1)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
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

(7)	Represents the number of total phone customers as a percentage of estimated homes passed.
(8)	Represents the sum of video, HSD and phone customers.
(9)	Represents primary service units as a percentage of our estimated homes passed.
(10)	Represents the total number of residential and business customers that receive at least one service, without regard to which service(s) customers purchase.

Services

We offer video, HSD and phone services to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms.

Our services are typically offered on a subscription basis to residential and SMB customers, billed in advance, with a one-time installation fee and monthly rates and related charges that vary according to the level of service taken, whether the services are sold as a “bundle” or on an individual basis, and charges associated with equipment taken by customers.  Residential customers generally have the option of paying on a month-to-month basis, or signing a contract to obtain more favorable rates, subject to a fee upon early cancellation. Business customers may only discontinue services in accordance with the terms of their contracts, which typically have 3 to 7 year terms.

Our Service Areas

Approximately 73% of our homes passed are in the top 110 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), substantially all of which are in DMAs that rank between the 70th and 110th largest.

Our largest markets are:

•	Des Moines and Cedar Rapids, Iowa;
•	The Quad Cities area in Illinois and Iowa, comprising Bettendorf, Davenport, East Moline, Moline and Rock Island;
•	Springfield, Jefferson City and Columbia, Missouri; and
•	Columbus, Albany and Valdosta, Georgia.

Residential Services

We market our services to residential customers both individually and in bundled packages, with discounts generally available for the subscription to bundled packages, multiple tiers, or other combinations of services.  As of December 31, 2015, approximately 58% of our residential customers took two or more of our services, including about 22% that took all three.

Video

We offer residential customers a wide variety of video services, with access to hundreds of channels depending on the level of service taken, including various programming tiers and packages to appeal to a variety of customer preferences. Residential video customers are charged a monthly fee that varies depending on the video package and equipment taken, with additional revenues generated from one-time fees associated with video-on-demand (“VOD”) and other ancillary purchases.  In 2015, residential video revenues represented 46.0% of our total revenues.

All of our residential video customers receive, at a minimum, a limited basic tier of over 50 channels including local broadcast stations and local public, government and leased access channels, with additional digital programming tiers offering over 400 channels. We offer several tiers of digital video service that include national cable networks and regional sports networks, foreign-language and international programming, and digital music channels, depending on the tier selected.  Residential video customers may also subscribe to premium network programming from HBO, Showtime, Starz and Cinemax that provides commercial-free original programming, movies, live and taped sporting events and concerts, and other special events.

Our video services generally require the use of a digital set-top box (“set-top”), which provides an interactive, on-screen program guide and access to our VOD library, or a lower-cost digital transport adapter.  Video customers who take our high-definition (“HD”) set-top can view certain content with a higher resolution picture, improved audio quality and a wide-screen format, including most major broadcast networks, leading national cable networks, regional sports networks and premium channels, and we offer many HD titles in our VOD library.

Our VOD service gives video customers access to over 23,000 programming choices, including a wide selection of movies, national broadcast and cable network shows, music videos, and locally produced events. A significant portion of our VOD carries no additional charge and video customers who subscribe to a premium network can access its VOD content for no additional charge. Special event programs, including live concerts, sporting events, and first-run movies are also available on a pay-per-view basis.

Our digital video recorder (“DVR”) service allows customers to digitally record programming to view at their convenience, and pause and rewind live programming. Our most advanced DVR, the multi-room set-top, gives customers the same stored content on multiple televisions in their home and a cloud-based, graphically-rich TiVo guide, with Netflix, YouTube, Pandora and other popular apps, advanced search functionality, in-home video streaming to personal customer devices and the ability to download certain content to their mobile devices for viewing outside of their home. As of December 31, 2015, 34.4% of our video customers took our DVR service.

We also enable video customers to watch certain programming wherever they are connected to the Internet, whether in or outside their home, using devices such as computers, tablets and smartphones. Eligible video customers have online access to content for about 70 channels, and we plan to further expand our “TV Everywhere” line-up in 2016.

HSD

We offer several tiers of high-speed Internet access with a variety of speeds and data allowances to fit our customers’ needs, with  maximum downstream and upstream speeds of up to 150 megabits per second (“Mbps”) and up to 20 Mbps, respectively, available in substantially all of our service area. In limited markets, we have also introduced maximum downstream speeds of up to 1 gigabit per second (“Gbps”).  In 2015, residential HSD revenues represented 30.0% of our total revenues.

Residential HSD customers are charged a monthly fee that varies depending on the speed tier taken, with additional charges if their monthly data allowance is exceeded. Our HSD service requires a modem to connect to the Internet, which most of our customers lease from us for a monthly fee, and may also include robust wireless home networking gear that allows our customers to connect multiple devices in their home at the highest speeds possible. As of December 31, 2015, 34.2% of our HSD customers took wireless home networking.

As Internet-delivered video and the usage of multiple devices have proliferated, customer bandwidth requirements have grown at a rapid pace, increasing demand for our higher-speed HSD tiers. We continue to make substantial investments in our network to meet higher customer bandwidth demands, including plans to begin the deployment of  next-generation technology in 2016 that will allow us to introduce downstream speeds of up to 1 Gbps throughout our residential footprint over the next few years.

Phone

Our residential phone offers unlimited nationwide calling and a wide variety of popular calling features, including Caller ID, call waiting, call forwarding, three-way calling, anonymous call blocking and other features, generally for a fixed monthly service and equipment fee. Residential phone customers who also take our video service have the ability to receive Caller ID on the customer’s television. Voicemail services, directory assistance and other features are available for an additional monthly fee, and international calling plans are made available at competitive rates. In 2015, residential phone revenues represented 6.1% of our total revenues.

Business Services

Through Mediacom Business, we offer a variety of services that can be tailored to any size business, from video, HSD and phone that are similar to our residential products for small- and medium-sized businesses, to high performance, customized solutions for medium- and large-sized businesses and institutions with high-capacity transmission and multi-user voice requirements, including fiber connectivity to cellular towers. In 2015, business services revenues represented 13.1% of our total revenues.

We provide small- and medium-sized businesses HSD service with speeds of up to 105 Mbps downstream and 10 Mbps upstream, an IP-enabled multi-line phone service, and video programming packages and music services.

We furnish custom fiber solutions for medium- and large-sized businesses and institutions that require multiple sites including IP-enabled trunk-based voice services, and point-to-point, multi-point wide area, and local area network solutions, with transmission speeds of up to 10 Gbps. We provide these services to education, government, healthcare, financial and hospitality institutions.

We supply high-capacity fiber transport and dedicated Internet access to national and regional wireless and wireline phone and Internet service providers to support cell tower backhaul, Ethernet and regional transport.

Advertising

Through our OnMedia brand, we sell advertising and production services to local, regional and national customers. As part of the programming agreements with certain national cable networks, we receive an allocation of scheduled advertising time, generally two minutes per hour, and use this allotted time to insert commercials.  Our advertising sales infrastructure includes in-house production facilities and staffing, and a locally-based sales workforce. In certain markets, we have entered into agreements, or “interconnects,” with other cable operators in the same DMA under which we sell advertising on behalf of these other operators, or vice versa, simplifying our clients’ purchase of local advertising in multiple markets and expanding their geographic reach. We also sell digital ad placement and other media services as an extension of our advertising business to help local and national businesses market their products. This single-provider integration of television and digital advertising represents a unique market position for us in the communities we serve. In 2015, advertising revenues represented 4.8% of our total revenues.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, door-to-door field technician sales, and our recently launched e-commerce site. Customers are directed to our inbound call centers or website through direct mail, broadcast television, radio, newspaper, outdoor and Internet advertising and television advertising on our own cable systems. We also have a dedicated sales force and outbound telemarketing for Business Services, and relationships with third-party agents who sell our services.

In 2015, we rolled out Xtream, a repackaging of our flagship triple play bundle with a simplified pricing structure. The base Xtream package offering includes our TiVo-enabled DVR, HSD service with 50 Mbps downstream speeds and our phone service with unlimited nationwide calling. We believe this rebranding will positively influence the market’s perception of our products and services, and drive greater sales activity. In 2015, we also launched an e-commerce platform, which allows customers to add services and schedule installations through our website, adding additional flexibility for potential customers.

Customer Care

We continue to invest in our customers’ experience by improving the reliability and quality of service and installation experience. Our customer care group has multiple contact centers, staffed with dedicated customer service, sales, and technical support representatives available at all times. Our virtual contact center platform functions as a single, unified call center and allows us to manage resources effectively and reduce customer hold times through efficient call-routing. Our Internet portal and mobile applications allow customers to manage their billing account, utilize self-help tools to troubleshoot service issues, schedule appointments, and easily contact an agent. Our strong presence on many social networking websites, including Twitter and Facebook, allows us to be more proactive in customer service.

Our field operations team focuses on providing a quality experience during installation and service calls, with the goal of resolving any technical issues on the first attempt. For the convenience of our customers, we offer 30 minute arrival windows and evening and weekend scheduling for installation and service calls. Field activity is scheduled and routed seamlessly with remote dispatching and workflow management and GPS systems that facilitate on-time arrival for customer appointments.  Our field technicians are equipped with diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time.

Network Technology

Our services are delivered through a fiber-rich, technologically-advanced, route-diverse network that consists of a: national backbone; large-scale, centralized platforms; regional networks and headends; neighborhood nodes; and the last-mile connectivity to customer homes or businesses. We utilize an Internet Protocol (“IP”) ring architecture that minimizes service outages through its redundant design. Our facilities are supported and monitored 24 hours a day, seven days a week by our network operations center.

Our national backbone is connected to leading carriers, with a presence in several major carrier hotels. It connects our centralized platforms that control video content delivery, HSD and phone services, provisioning, customer care and email, and provides access to several aggregation and exchange points in our regional networks to ensure network redundancy and enhanced quality of service. Because we manage the delivery of our services through our national backbone and centralized platforms, we can introduce new services across a larger customer base and realize greater economic efficiency and scale.

The last-mile component utilizes a hybrid fiber-optic coaxial architecture, transporting the delivery of our services via laser-fed fiber-optic cable by regional networks and headends to neighborhood nodes, and by coaxial cable from these nodes to the homes and businesses we serve. For service reliability, we have installed back-up power supplies in the local network across most of service territory. To serve the high-capacity requirements of our large business customers, our fiber-optic cable is extended from the node site directly to the business customer’s premise.

We expect consumer demands for faster HSD speeds and greater bandwidth consumption, largely driven by increased usage of video delivered over the Internet, will require additional network capacity. As of December 31, 2015, we have converted substantially all of our service area to an “all-digital” delivery platform, allowing us to dedicate spectrum previously used to deliver analog video signals to faster HSD speeds and other advanced services.  In 2016, we will begin the deployment of Data Over Cable Service Interface Specification (“DOCSIS”) 3.1 technology, which will allow us to use our existing network capacity in a more efficient manner and introduce downstream speeds of up to 1 Gbps throughout our footprint over the next few years.

We believe our current network infrastructure and our plan for its further development provides, and will continue to provide, numerous competitive advantages, notably significantly more bandwidth capacity, greater reliability and higher quality of service.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe that our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes with scholarships, events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. As of December 31, 2015, we provided free video service to over 1,700 schools and free HSD service to over 200 schools, and also provided provide free video service to over 1,700 government buildings, libraries and not-for-profit hospitals, nearly 200 of which also receive free HSD service.

Franchises

As of December 31, 2015, we served 728 communities under non-exclusive franchises granted to us by local or state governmental authorities.  Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”).  Our franchises typically impose numerous conditions, including requirements around construction of the cable network in certain of the franchise areas; customer service requirements; the broad categories of programming required; the provision of free service to schools and other public institutions; and the provision and funding of public access channels.   Many of the provisions of local franchises are subject to a fee based on gross revenues of specified cable services that we typically pass through directly to the customer.  The Cable Act prohibits such franchise fees from exceeding 5%.

We have never had a franchise revoked. Furthermore, no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities. For more information around our franchises, see “Legislation and Regulation – State and Local Regulation – Franchise Matters.”

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

Programming expenses have historically been our largest single expense item, and these costs have historically increased substantially more than the inflation rate on a per-unit basis, particularly for sports programming and retransmission consent. Many of the most popular cable networks are owned by large media conglomerates, and many local broadcast stations are owned by large independent television broadcast groups that own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Consolidation among these independent broadcast station groups has been significant over the past several years, and given recent proposed and completed transactions in the broadcast marketplace, the pace of consolidation has accelerated. As a result, the independent broadcast groups have become much larger based on the number of stations that they own in our markets. This will strengthen their position by allowing them to negotiate on behalf of a larger amount of local stations at one time.

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

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops, including DVRs, from a limited number of suppliers, principally Arris Group Inc., and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides from Rovi Corporation and TiVo Inc. We mainly purchase cable modems from Hitron Technologies and Technicolor SA, and routers, switches and other network equipment from Cisco Systems, Casa Technology Systems and Huawei Technologies Co. Ltd.

Competition

We face competition for our residential and business services from a wide range of communication, entertainment and information services similar to ours.  Our residential video, HSD and phone services have historically faced, and continue to face, intense competition from existing providers in the areas of price, product offerings and service reliability.  Rapid technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with these services, including “over-the-top” (“OTT”) video services and wireless Internet and phone services. Our business services generally compete with existing providers who may have a stronger foothold and customer penetration in our markets, and we continue to face a number of challengers for advertising sales.  Many of our current and potential future competitors have strong brand name recognition and significant financial resources, which may allow them to react to technological developments or changes in consumer behavior quicker than us.

Video

Direct Broadcast Satellite (“DBS”) Providers

Our video service faces its most significant competition from DBS providers, principally DirecTV, which was acquired by AT&T in 2015, and DISH Network, which offer satellite-delivered video packages across the entire U.S. and collectively have over 33 million video customers, based on publicly filed information.  We believe aggressive promotional pricing and, until recently, more advanced customer equipment, by these DBS providers have contributed to our historical video customer losses.

These DBS providers offer similar video packages to ours, including certain features we may not provide including ad-skipping functionality and exclusive content such as DirecTV’s agreement with the National Football League. DBS providers also have certain other advantages over us, including a national brand and marketing platform, and greater operational efficiencies resulting from their ability to avoid certain expenses which we incur, principally franchise fees and property taxes.

Phone Companies

Certain phone companies have built, and continue to build, fiber-based networks that allow them to offer video service, which is then bundled with Internet, phone and, in some cases, wireless, services. As of December 31, 2015, approximately 7% and 5% of our homes passed faced wireline video competition from AT&T and CenturyLink, respectively, based on internal estimates.  The video services offered by these phone companies are substantially similar to ours.

In markets where phone companies do not offer wireline video service, they have typically bundled their Internet and/or phone services with a DBS video service.  AT&T’s acquisition of DirecTV in 2015 created a larger combined competitor to our video service, with the ability to bundle its video offering with its wireless service.

Other Overbuilders

We compete with other operators known as “overbuilders” that operate under non-exclusive franchises granted by local authorities and offer video service to markets representing approximately 21% (excluding the phone companies noted above) of our homes passed. The level of competition provided by these overbuilders varies, depending on the quality of their network and services offered, but they generally market bundled packages similar to ours. Some of these competitors, including municipally-owned entities, may be granted franchises on more favorable terms than ours, or enjoy other advantages, such as exemptions from property taxes or regulatory requirements, and pole rental charges, to which we are subject. We believe there has been limited expansion of such entities in our markets in the past several years.

OTT Video

Our video services face increasing competition from Netflix, Hulu, Amazon Prime Video, Apple, DISH’s SlingTV, YouTube and other OTT video providers that offer streaming and downloading of video content over the Internet, often available for a monthly subscription priced meaningfully lower than our video service, or free of charge. In 2015, HBO, Showtime and CBS began selling their programming direct to consumers over the Internet. These services have become increasingly accessible as technological advances have facilitated the ability of consumers to watch OTT video on their television and a variety of platforms and devices. The quality and amount of content offered by these providers continues to improve, with Netflix in particular adding a significant amount of exclusive original content, and other providers such as SlingTV offering linear video including several popular cable networks, including ESPN.

While we do not believe there has been a meaningful amount of customers replacing traditional video with OTT video, if OTT video services continue to add popular content and grow their customer base, such substitution may accelerate.  Additionally, because OTT video is very popular with younger demographics, there may be an increasing substitution of traditional video if newly formed households were more likely to choose one or several OTT video services as their only video provider.  While increasing use of OTT video services may lead to lower demand for our VOD and, to a lesser extent, video service in general, we expect the associated bandwidth requirements will result in greater HSD customer growth and retention given our competition position.

Other

We also face competition for our video service from over-the-air broadcast television, of which the extent of such competition for our video service is dependent on the quality and quantity of broadcast signals available through an “off-air” antenna;

HSD

Phone Companies

Our HSD service faces its most significant competition from local phone companies, including CenturyLink, AT&T and Windstream, which generally offers digital subscriber line (“DSL”) Internet service, which is limited by technical constraints to maximum speeds considerably slower than ours. These phone companies generally market their DSL service at a lower price than our HSD service, but in certain markets where they have upgraded portions of their network to allow for faster speeds, their higher-speed DSL tiers were typically available at similar or higher prices than ours.

Some phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) system that allows for Internet speeds comparable to our 50 Mbps service or fiber-to-the-home (“FTTH”) systems, which are capable of providing Internet speeds as fast, or faster, than our current speeds. AT&T and CenturyLink have upgraded their networks to FTTN delivery systems in several of our markets, and have announced general plans to continue the expansion of fiber in their network.  We do not compete with FTTH services in a meaningful number of our markets. We generally believe our markets have been a lower priority for these phone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, we may face greater competition for HSD customers if these companies were to continue, or accelerate, the deployment of fiber in markets which we compete.

Wireless Providers

We also face competition from wireless providers such as AT&T, Verizon Wireless, T-Mobile and Sprint that offer wireless Internet service. While consumers are increasingly using mobile devices to access the Internet through service offered by these wireless providers, given the substantially higher cost to consumers for data usage and, to a lesser extent, slower speeds and lower reliability, we do not believe that wireless Internet service offers a full replacement to our HSD service.  However, certain households or individuals with minimal bandwidth requirements may fully substitute their wireline Internet service for a wireless one.

Other

Our HSD service also faces limited competition from other providers, including many of the overbuilders noted above, and certain municipalities and commercial entities that have built fiber networks and offer Internet service that competes with ours.  In a limited number of markets outside our service area, Google has launched a FTTH service, and has recently announced plans to expand to additional markets. Some local governments in our footprint are considering or actively pursuing the subsidized build out of additional fiber and/or Wi-Fi networks. Our HSD service also faces competition from certain commercial venues, such as retail shopping areas, restaurants and airports that offer Wi-Fi Internet service, sometimes free of charge. If any of these providers were to significantly expand services in our markets, we would face additional competitive pressures.

Phone

Our phone service faces its most significant competition from the phone companies noted above that offer wireline phone service that is substantially similar to ours and, increasingly, from the wireless providers noted above. As households continue to utilize cell phones as their only phone service, the number of customers taking a wireline phone service has meaningfully declined, a trend we believe will continue.

Our phone service also competes with providers of IP-based phone services such as Vonage, Skype and magicJack, and from other forms of communication such as text and video messaging.

Business Services

Our business services primarily compete with the phone companies noted above, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and networks built in certain commercially developed areas that we do not serve.  However, in recent years, we have aggressively marketed our business services and expanded our network into commercial areas, which have led to significant customer and revenue increases associated with business services, which we expect to continue.

Our cell tower backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers.

Advertising

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites. Competition has increased and will likely continue to increase as digital and other new formats for advertising seek to attract the same advertisers.

Other Competition

We also face competition for all of our services with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home video services, console games, print media and the Internet.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

Employees

As of December 31, 2015, we had 2,436 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Recent Significant FCC Activity

HSD Regulatory Reclassification and Network Neutrality

In 2015, the FCC adopted its Open Internet Order changing the historical classification of HSD Services, commonly referred to as broadband Internet access services (“BIAS”), from lightly regulated Title I information services to telecommunications services subject to regulation under Title II of the Communications Act. Although the FCC acted to forebear enforcement of many of Title II’s provisions, the FCC may rescind any or all such forbearance at will. Many of these new requirements took effect on June 12, 2015.

The Open Internet Order established three “bright line rules” that restrict blocking of content, throttling of speed and paid prioritization of traffic (giving certain traffic priority in return for consideration). More generally, a provider of BIAS also cannot unreasonably interfere with or unreasonably disadvantage: (i) consumers’ ability to select, access or use lawful content, applications, services or devices; or (ii) edge providers’ ability to make lawful content, applications, services or devices available to consumers. To determine what conduct is “reasonable” or “unreasonable,” the FCC will resolve complaints on a case-by-case basis. Until complaints are filed and resolved, the scope of permitted conduct is not known and this creates regulatory uncertainty.

The Open Internet Order mandates additional consumer disclosures regarding promotional rates, fees, surcharges and data caps or allowances, and packet loss measures. Network management practices must continue to be disclosed with the added requirement of disclosure if a network practice is likely to significantly affect an end user’s use of the service. The Open Internet Order distinguishes so-called “legitimate network management” practices from other business practices.  The unpredictability of FCC enforcement actions was highlighted in June 2015 when the FCC issued a Notice of Apparent Liability proposing a forfeiture fine of $100 million against AT&T for allegedly misleading customers by failing to disclose to customers who purchased so-called “unlimited” data plans that it would throttle back the speed of data customers after a certain amount of data each month.

Our interconnections with other networks in order to exchange broadband traffic are now subject to FCC regulation. These arrangements will be regulated on a case-by-case basis if and as complaints are filed. Until complaints against ISPs are filed and resolved, it is difficult to determine the standards that distinguish permitted from proscribed conduct and, therefore, the potential impact upon our existing interconnection arrangements or future needs.

Our HSD service is now subject to the privacy requirements of Section 222 of the Communications Act traditionally applied to the provision of telephone service. Although the FCC has exercised forbearance from applying its customer proprietary network information (“CPNI”) rules to BIAS, the expected rules may cover a broad swath of data, including clickstream data. Although the FCC has only published a very general pronouncement about the scope of these privacy requirements, press reports state that the FCC may adopt a Notice of Proposed Rulemaking (“NPRM”) at its meeting on March 31, 2016 that would provide insight into the possible scope and application of the new rules.

In addition to the foregoing, the Open Internet Order will increase universal fund support for broadband service in the future, but the extent, timing and distribution of such funding cannot be currently determined. Any increase in such funding for broadband services may result in the availability of new or increased subsidies for existing competitors or new market entrants.

Following issuance of the Open Internet Order, various entities adversely affected by the Open Internet Order including trade associations representing BIAS providers, as well as certain BIAS providers, commenced judicial challenges to the lawfulness of the rules imposed by the Open Internet Order. Any litigation could delay implementation of some or all of the new rules under the Open Internet Order. Additionally, some members of Congress have attempted, unsuccessfully so far, to enact legislation to reverse the findings or implementation of the Open Internet Order with respect to the FCC’s reclassification of broadband services as telecommunications services under Title II. We cannot predict if challenges will be brought, what actions courts might take or whether legislation will be enacted.

Until the development over time of the standards that may be established by the FCC as it makes case-by-case determinations in response to complaints or other filings and adoption of the new privacy rules, we cannot determine the impact that these FCC actions will have on our business, financial condition or results of our operations, or whether that impact will be materially adverse to us.

Preemption of State Restriction of Municipal-Based Broadband Systems

In a limited number of our markets, our products and services face competition from municipally owned electric utilities that have constructed telecommunications systems. Certain of the states in which we operate have adopted laws that impose conditions upon the conduct of a telecommunications business by local municipalities. For example, some states may require voter approval and prohibit cross-subsidization of the telecommunications business by electric, gas and water utility customers.

In February 2015, the FCC adopted a Memorandum Opinion and Order preempting certain state laws imposing restrictions or conditions upon the ability of municipal utilities in North Carolina and Tennessee to offer or expand broadband service. Both states have sought judicial review claiming that the FCC lacked authority to preempt the laws of each state. The FCC’s action may result in the filing of additional petitions by municipal-based broadband providers to establish and/or expand systems that provide cable, Internet and phone services, including filings by utilities in states in which we offer broadband service.

Members of Congress have to date unsuccessfully attempted to enact legislation that would strip the FCC of any authority to preempt such state statutory restrictions. We cannot predict whether Congress will intervene through passing legislation and whether or not President Obama would sign such legislation into law. Expansion of municipal-based broadband systems into our service area, especially if directly or indirectly subsidized by taxpayers or municipal utility ratepayers, could be adverse to our business, financial condition and results of operations.

Federal Telecommunications Act Rewrite

Members of Congress have discussed undertaking a rewrite of the telecommunications laws that is necessary to develop laws that can be applied on a technology- and platform-neutral basis. Currently, each technology, regardless of whether it offers a similar service, e.g., multichannel video programming, broadband access or phone service, is regulated in a silo subject to a different regulatory regime. Such treatment often disadvantages one technology compared to others. We cannot predict whether such a rewrite and/or network neutrality legislation to establish a statutory framework to replace the Open Internet Order will occur. Any changes in regulation that would result from a rewrite could affect all of our products and services, the outcome of which, if any, cannot be predicted.

Privacy and Data Security

How we collect, use, disclose and retain personally identifiable information and other sensitive information about our customers and what we do in the event of a data security breach is governed by federal and state laws. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers when certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law.

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

Pursuant to the FCC’s 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. On November 17, 2015, the FCC adopted an Order on Reconsideration that revised the FCC’s pole attachment rate formula to lessen the disparity between the cable and telecommunications rates that arose under certain factual scenarios. As a result, in almost all circumstances the cable and telecommunications rates now approximate each other. Thus, even though it remains unclear whether the reclassification of broadband service as a telecommunications service pursuant to the Open Internet Order discussed more fully in Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality above, will impact our ability to continue to seek attachment rates computed as a cable operator as opposed to as a telecommunications provider, the practical effect of that distinction has been virtually eliminated. However, to the extent the FCC’s action lowers the pole attachment costs of our competitors, that could adversely impact us.

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

In 2012, the FCC issued a Further NPRM which proposed, among other things, imposing USF fees on broadband Internet access, imposing USF contribution requirements on revenues from enterprise communications services and the total amount of bundled service offerings which, if adopted, could impose fees on currently non-assessable services. In August 2014, the FCC issued an order asking the Federal-State Joint Board on Universal Service to make recommendations on the USF contribution methodology; the Board’s recommendations are due to the FCC in April 2015.

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

Cable System Operations and Video Services

Federal Regulation

Title VI of the Communications Act, referred to as the Cable Act, establishes the principal federal regulatory framework for our operation of cable systems and for the provision of our video services. The Cable Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 2016. Through January 1, 2020, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

The Satellite Television Extension and Localism Act (“STELA”) grants satellite providers a compulsory license to retransmit signals of television broadcast stations. In 2014, Congress passed the STELA Reauthorization Act of 2014 (“STELAR”), which reauthorized the satellite compulsory license for satellite providers through 2019. STELAR also made changes to retransmission consent — prohibiting unaffiliated owned stations from engaging in joint negotiations with multichannel video programming distributors (“MVPDs”) and restricting broadcasters from generally limiting carriage of stations that are significantly viewed or otherwise entitled to carriage, and eliminating the restriction on removing or repositioning stations during certain periods of time when network ratings are assessed, known as “sweeps.” In addition, STELAR directed the FCC to conduct several rulemaking proceedings — to make changes to market modification considerations, as well as submit a report to Congress regarding DMAs, more specifically, the availability of distant programming, the impact of DMAs on local programming in rural areas and how to foster localism in counties served by out-of-state DMAs.

On September 2, 2015, the FCC issued an NPRM as required by Section 103(c) of STELAR to review the “totality of the circumstances” test applied, in part, to determine whether parties have attempted to negotiate retransmission consent in good faith. The FCC also inquires as to whether certain actions should evidence bad faith, including, for example, broadcaster blocking of online access to its programming, relinquishing the right to negotiate retransmission consent to a third party, insistence on bundling broadcast signals with other broadcast stations or cable networks, threats to blackout a signal just before marquis entertainment or sports events and demands for fees for non-cable customers. We cannot predict whether the FCC will modify its rules or the impact of any such modifications. If the FCC fails to modify its rules, such action could be seen as an endorsement of current broadcaster negotiating tactics that often introduce challenges to the negotiation of retransmission consent agreements.

In 2014, the FCC issued an NPRM revisiting the definition of an MVPD, whether it should be technology-neutral to allow inclusion of certain Internet-delivered video services, the impact of such change on various industry players and consumers, and how to ensure any change promotes competition and broadband adoption. We cannot predict when, or if, the FCC will implement any new rules or change existing rules or the impact that any new rules or legislation may have on our business. Any new rules or legislation that would strengthen the relative negotiating position of broadcasters or the competitive position of Internet-delivered video service providers could have an adverse effect on our business.

In 2014, the FCC and Congress each took steps to restrict unaffiliated broadcast stations in the same market from continuing to avoid federal broadcast ownership limitations and from jointly negotiating retransmission agreements pursuant to joint sales agreements between the stations. While the FCC’s 2014 order placed limits on only certain broadcast stations, Congress, with the passage of STELAR, expanded the scope of the ban to include all unaffiliated broadcast stations and required the FCC to initiate a rulemaking to review the totality of circumstances test for good faith negotiations. We cannot predict the outcome of this proceeding, or the impact that these changes may have on our business.

We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing approximately 30% of our video customers receiving local broadcast stations will expire and require renegotiation prior to December 31, 2016.

Syndicated Exclusivity/Network Non-duplication/Sports Blackout

Pursuant to FCC regulations, under certain circumstances, broadcasters can bar us from carrying certain network and syndicated programming. In March 2014, the FCC issued a Further NPRM to expand the record on whether it should eliminate the ability of broadcasters to impose such restrictions on us. In addition, FCC regulations long prohibited cable and satellite operators from transmitting any sports event that had been blacked out by a local broadcaster. In September 2014, the FCC removed this prohibition.

Other Content Regulations

On February 18, 2016, the FCC issued an order reapportioning the responsibilities regarding closed captioning quality, between video programming distributors (“VPDs”) and video programming owners and producers. Initially, the burden had ultimately been borne by VPDs. Moreover, the FCC also adopted a burden-shifting model for investigation of complaints that can, in certain instances, shift the investigatory obligations to the owners or producers.

In 2013, the FCC adopted rules to implement certain sections of the Twenty-First Century Communications and Video Accessibility Act of 2010 that impose certain accessibility requirements on navigation devices and digital apparatus that utilize encryption or other forms of conditional access to display video programming. Such devices must make on-screen text menus and guides for the display or selection of MVPD programming audibly accessible and make video programming accessible to individuals who are blind or visually impaired. We cannot predict the impact that these rules may have on our business. On November 18, 2015, the FCC adopted additional rules requiring MVPDs to not rely solely on voice controls to activate closed captioning, specified customer notification requirements on manufacturers to publicize the availability of audible on-screen program guides and established information and documentation that must be made available to persons with disabilities and specified customer service training requirement topics for MVPDs.

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

Access to Certain Programming

In 2011, as part of its order approving Comcast Corporation’s acquisition of a controlling interest in NBC Universal, the FCC specified certain terms and conditions by which Comcast and NBC Universal are required to provide programming to both traditional MVPDs, and OTT video providers, as well as provided for the availability of commercial arbitration mechanisms. While the net effect of these provisions could reduce the cost of such programming to us, it also may increase the availability and lower the cost of such programming to our MVPD competitors. However, the provisions could also make it easier for us to carry such programming via an Internet-based video service should we choose to offer one in the future. We cannot predict the effect of these conditions, if any, on our business.

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

Cable Equipment

The Cable Act and FCC regulations gave consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. On February 18, 2016, the FCC adopted an NPRM and Memorandum Opinion and Order that removed the ban on the integration of security and non-security function in set-tops and proposed new rules aimed at increasing the availability of navigation devices or apps that have the functional equivalency of set-tops from providers unaffiliated with an MVPD. To accomplish this, the FCC proposed rules requiring MVPDs to split their signal into three core information streams: (i) Service discovery: information about what programming is available to the consumer, such as the channel listing and video-on-demand lineup, and what is on those channels; (ii) Entitlements: information about what a device is allowed to do with content, such as recording; and (iii) Content delivery: the video programming itself. The FCC declined to establish standards, instead recommending that they be established by an unnamed independent open standards body. It remains unclear whether these rules, if adopted, would interfere with contractual security requirements of programming networks, impair subscriber privacy, impair or duplicate an MVPD’s ability to capture and use viewing information or otherwise adversely impact the subscriber experience. Should these or similar rules ultimately be enacted, we cannot predict what reengineering of our systems would be required, if any, or the cost of implementing and proving such split streams of information. We also cannot predict whether a subscriber’s use of such alternative device or app would impair our accessibility to or the value of viewing information.

The FCC has proposed a certification whereby each such device or app manufacturer would declare that such device or app would not disrupt the MVPD’s compliance with a variety of regulations, including, for example, passing through EAS messages and adhering to limits on children’s advertising. However, it remains unclear that such certification would shield an MVPD from liability for non-compliance.

The proposed rules would also require each MVPD to offer a form of downloadable security by offering at least one content protection system that would be openly licensed on reasonable and non-discriminatory terms. Such a security system would have a trust authority that issues certificates and keys that was not controlled by any MVPD or group of MVPDs.  It remains unclear whether the use of such third-party security or use of a third-party trust authority would cause security vulnerabilities that could raise our exposure to unauthorized access to the content that we provide as part of our services and resulting liability.

We cannot predict whether the proposed rules will be adopted or in what form. But any change that inserts a third party not under our control into the delivery stream of cable service as a replacement for functionality that we currently provide could adversely affect us in numerous ways, such as increasing our costs, decreasing customer satisfaction, causing early retirement of customer premises equipment for which we have not recovered our investment and increasing our exposure to liability from security breaches.

The proposed rules would require all MVPDs after January 1, 2017, to state separately a charge for leased navigation devices, including not only set-tops but also modems and routers, and to limit the amount that could be charged for such leased devices. The FCC also seeks input as to whether it should impose anti-subsidy provisions to prevent MVPDs from under-pricing leased navigation devices to avoid zero or near-zero pricing to thwart development of third-party alternatives. We cannot predict whether this rule or any additional requirement may be adopted, however, any restrictions on how we price or package our leased navigation devices could adversely affect our revenue stream from those devices.

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

HSD Service

Federal Regulation and Network Neutrality

For a complete discussion of the federal regulatory status and network neutrality requirements, see Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality.

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

State and Local Regulation and Competition

Our HSD services provided over our cable systems have not generally subject to regulation by state or local jurisdictions. We cannot predict whether or not our HSD services will become subject to increased state regulation as a result of the Open Internet Order as more fully discussed in the Recent Significant FCC Activity — HSD Regulatory Reclassification and Network Neutrality section, above, or if they are, the impact that such regulation would have on our business.

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

Federal Regulatory Obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In addition to certain USF obligations as discussed in Recent Significant FCC Activity — HSD Regulatory Reclassification and Network Neutrality section, above, the FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, CPNI, local number portability, disability access, Form 477 (subscriber information) reporting obligations, international service revenue reporting and outage reporting. In 2010, the FCC issued an NOI and an NPRM that would transition high-cost program funds from analog phone service to the provision of broadband services.

State and Local Regulation

Although our entities that provide VoIP phone service services are certificated as competitive local exchange carriers in most of the states in which they operate, they generally provide few, if any, services in that capacity. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. The FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations.

IITEM 1A.	RISK FACTORS

Risks Related to our Operations

We face intense competition that could adversely affect our business, financial condition and results of operations.

We face significant competition for each of our products and services from a growing number of competitors that offer a wide range of communication, entertainment and information services. Many of our competitors have, compared to us, greater financial resources, more favorable brand recognition, fewer regulatory burdens and long-standing relationships with regulatory authorities and customers. Technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with ours, including “over-the-top” (“OTT”) video, and wireless Internet and phone services.

We face significant competition for video service from:

•	DBS providers, principally DirecTV and DISH, that compete for video customers with satellite-delivered video packages throughout our footprint;
•	Phone companies, including AT&T and Centurylink, that offer a wireline video service substantially similar to ours in markets representing 12% of our homes passed;
•	Other overbuilders offering a similar video service to ours in markets representing 21% of our homes passed;
•

OTT video providers such as Netflix, Hulu, Amazon Prime, SlingTV and YouTube that are offering increasingly comprehensive video content, including exclusive content, for fees meaningfully lower than ours or for free of charge; and

•	Certain video content providers such as CBS and HBO that have recently launched stand-alone OTT video offerings .that market their programming direct to consumers.

Our HSD service faces its most meaningful competition from:

•

Phone companies, including CenturyLink, AT&T and Windstream, that primarily offer lower-priced DSL Internet service, which is limited by technical constraints to speeds considerably slower than ours, and, in portions of their networks that have been upgraded to a FTTN or FTTH delivery system, Internet service comparable to our HSD service;

•	Wireless providers, including AT&T, Verizon Wireless, T-Mobile and Sprint, that offer wireless Internet service that may fully suffice for certain consumers with lower bandwidth requirements; and
•

Other providers of Internet access, including other overbuilders, municipalities and commercial entities that have built, or are considering building, fiber and/or Wi-Fi networks that may compete with our HSD service;

Other services we provide also face significant competition:

•

Our phone service primarily competes with the phone companies noted above that offer substantially similar services to ours throughout our footprint, with wireless providers as “wireless substitution” of wireline phone continues to proliferate, and with providers of IP-based phone services and other forms of communication including text and video messaging;

•

We generally compete for business services customers with phone companies and, for our cell tower backhaul and enterprise level services, with other competitors, including metro and regional fiber-based carriers;

•

We compete for advertising sales with a wide variety of media outlets, which will likely remain increasingly competitive as digital and other new formats of advertising seek to attract the same advertisers.

Although we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, in order to attract new customers and maintain our existing customer base, we continue to make certain promotional offers that include short-term discounted service or equipment rates, which may result in lower revenues and greater marketing expenses and capital expenditures. Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period, which could adversely affect our business, financial condition and results of operations.

For additional information regarding our competitors, see “Business Description – Competition.”

Continued increases in programming costs may drive the pricing of our video services to levels that prospective and existing customers deem unaffordable, which could have an adverse effect on our business, financial condition and results of operations.

Video programming expenses have historically been, and we expect will continue to be, our largest single expense item and, in recent years, have reflected substantial per-unit percentage increases. The rate of increase in such expenses has been well in excess of the inflation rate and increase in U.S. wages, primarily caused by higher per unit rates for national and regional sports and other popular cable networks and rapidly rising retransmission consent fees imposed by local broadcast stations.

We believe these expenses will continue to grow at a significant rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and large independent television broadcast groups, who own, control or otherwise represent a significant number of local broadcast stations across the country and, in some cases, own or control multiple stations in the same market.  Consolidation among these independent broadcast station groups has been significant over the past several years, and given recent proposed and completed transactions in the broadcast marketplace, the pace of consolidation has accelerated. As a result, the independent broadcast groups have become much larger based on the number of stations that they own in our markets. This will strengthen their position by allowing them to negotiate on behalf of a larger amount of local stations at one time.

Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and dictate how we offer them to our video customers, and impose economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or local broadcast stations, to forego purchasing networks or local broadcast stations that generate low subscriber interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks that contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. These practices, along with costs associated with offering the same programming on additional outlets including online and VOD platforms, increase our programming expense.  Because of the leverage these large programming companies have over us, we also are obligated to carry additional programming that we would otherwise not offer, which increases our programming expense and lowers our capacity to introduce other new products and services.

If we are unable to successfully negotiate new agreements with these programmers before our current agreements expire, the programmers could require us to cease carrying their signals, possibly for an indefinite period, which may result in a loss of video customers and advertising revenue. On certain occasions in the past, negotiations have led to disputes with programmers that have resulted in temporary periods where we were not carrying a particular broadcast network or programming service or services, which increases the risk of customer dissatisfaction and the loss of customers. Because of the leverage these large programming companies have over us, we also may be obligated to carry additional programming that we would otherwise not offer, which may increase our programming expenses and lower our capacity to introduce other new products or services. We may also selectively choose not to renew our agreements with certain content providers if we believe it is uneconomical to do so, which could result in a loss of video customers and advertising revenues. In addition, if our HSD customers are unable to access desirable content online because content providers block or limit access by our customers if we do not carry their video programming, we may have difficulty retaining certain HSD customers.

While we attempt to offset such growth in programming expenses by customer rate increases, including the direct pass-through of increases in retransmission consent and regional sports network fees, our video gross margins will likely continue to decline given the outsized increases to our programming costs we expect in the future. If increases in our programming costs were to drive the pricing of our video services to levels that are deemed unaffordable, our customers may no longer purchase our video services and instead rely on over-the-air viewing or use an OTT video service, which could have an adverse effect on our business, financial condition and results of operations.

Weak economic conditions may adversely impact our business, financial condition and results of operations.

Most of our revenues are sourced from consumers whose spending behavior is impacted by prevailing economic conditions.  We believe the historically slower economic recovery from the recession, including the uneven gains in household income, occupied housing and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth.  Weak job and business creation, occupied housing levels, personal income growth and consumer confidence can adversely impact demand for our services, and may cause increased cancellations by our customers or lead to unfavorable changes in the mix of products taken. The expanded availability of free or lower cost services that may compete with ours, including OTT video and wireless Internet available in certain commercial or public locations, may further pressure our customer retention. Weak economic conditions also may decrease advertising demand and negatively impact our advertising revenues.

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

If growth of bandwidth-intensive services, particularly OTT video, exceeds, the already accelerated rates we have experienced over the last several years, we may need to make greater capital investments than current expectations to expand the bandwidth capacity of our systems and to ensure the quality of service provided to our HSD customers. To continue to provide quality service at attractive prices, we need flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to implement such business models could be restricted by regulatory and legislative efforts to impose so-called “net neutrality” requirements on cable operators like us that provide HSD service. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity.”

Business services are making increasing contributions to our results of operations and we face risks as we attempt to further expand these services.

Business services are making increasing contributions to our results of operations, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. To accommodate this expansion, we expect to continue to commit significant capital investments on technology, equipment and personnel focused on our business services. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of SMB and enterprise customers, or we fail to properly scale and support these activities, our results of operations may be adversely affected.

If we are unable to keep pace with rapid technological developments and respond effectively to changes in consumer behavior and demand, our business, financial condition and results of operation may be adversely affected.

We operate in a rapidly changing environment and our success depends, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to distinguish our services. Continued development of newer technologies and services, particularly alternative methods for the distribution, sale and viewing of video content, and rapidly evolving consumer preferences, will likely continue to drive expansion of the products and services offered by our existing competitors and increase the number of competitors that we face.  Next-generation technology may allow new or existing wireless Internet providers to offer a service that more adequately suffices as a full replacement for our HSD service than those currently offered. If our competitors were to introduce new or enhanced products and services that we do not currently offer, or that retail or business customers find more compelling, we may be required to deploy greater levels of capital investment to maintain our competitive position. We may also recognize lower revenues if such new products and services require us to offer certain of our existing services at a lower or no cost to our customers. Such changes could cause our business, financial condition and results of operation may be adversely affected.

To keep pace with future developments, we must choose third-party suppliers whose technologies or equipment are more effective, cost-efficient and attractive to customers than those offered by our competitors. We rely on third-party providers to make available to us new, cost-effective set-tops and programming guides that allow us to offer our video customers an enhanced user experience. If our vendors were unable to provide set-tops and programming guides that our customers prefer in a timely manner, compared to those offered by our competitors, we may experience greater video customer losses, and our business, financial condition and results of operation may be adversely affected.

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such networks, systems or technologies resulting from “cyber-attacks,” natural disasters or other material events outside our control have a material adverse effect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, disruptions or failures caused by “cyber-attacks” such as computer hacking, computer viruses, denial of service attacks, worms or other disruptive software could have a devastating impact on our business. Both unsuccessful and successful “cyber-attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. Because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Such “cyber-attacks” may result in misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology system and networks, including customer, personnel and vendor data. We could also be subject to employee error or malfeasance, or other disruptions.

As a result of the increasing awareness concerning the importance of safeguarding personal information and the potential misuse of such information, businesses such as ours that handle a large amount of personal customer data are subject to legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information and information-related risks. We may also provide certain customer and employee information to third parties in connection with our business. While we obtain assurance such data will be protected by these third-parties, they are potentially vulnerable to the same threats noted above. If such risks were to materialize, we may be subject to significant costs and expenses, or damage to our reputation and credibility, which could adversely affect our business, financial condition, and results of operations.

Our network and information systems are also vulnerable to damage resulting from power outages, natural disasters, terrorist attacks and other material events that are outside our control. Any such event may degrade or disrupt our service, lead to excessive volume at our call centers, and damage our plant, equipment, data and reputation. While we generally implement redundant systems to allow our network to continue to function in an outage, these measures may be ineffective in certain events. We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have a material adverse effect on our business, financial condition, and results of operations.

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

Third-party firms supply most of the components used in delivering our products and services, including set-tops, DVRs and VOD equipment; interactive programming guides; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber-optic cable and construction services for expansion and upgrades of our network; and our customer billing platform. Some of these companies may have negotiating leverage over us because they are the sole supplier of certain products and services, or because there may be a long lead time and/or significant expense required to transition to another provider. We also rely on these third-party firms to develop next-generation technology so that we may stay competitive with the latest products and services, and such reliance may result in less product innovation or higher costs than we would experience with multiple suppliers. In many cases, these hardware, software and operational support vendors and service providers have, either through contract or as a result of intellectual property rights, a position of some exclusivity, and our operations depend on a successful relationship with these companies.

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

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third-party firms have in the past, and may in the future, assert claims or initiate litigation related to patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Recently, the number of intellectual property infringement claims has been increasing in the communications and entertainment fields, and from time to time, we have been party to litigation alleging that certain of our services or technologies infringe upon the intellectual property rights of others. Because of the large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or, in some cases, possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming to defend; result in costly litigation and diversion of technical and management personnel; and require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that any indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high monetary awards that are not predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.

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

As of December 31, 2015, our total debt was $1.830 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a large portion of our cash flows from operations to pay interest and principal payments on such debt, reducing our ability to finance our operations, capital expenditures and other activities.

Our significant amount of debt and associated debt service requirements could have adverse consequences, such as:

•	limiting our ability to obtain additional financing in the future on terms acceptable to us or at all, to refinance our existing indebtedness;
•

exposing us to greater interest expense in the future as a result of having to refinance existing debt on less favorable terms than we currently experience, or due to higher market interest rates on 40% of our debt that is exposed to variable rates;

•	limiting our ability to react to changes in our business, which may place us at a competitive disadvantage compared to competitors with less debt and stronger liquidity positions;
•	restricting us from making necessary capital expenditures or from pursuing strategic acquisitions, or causing us to make divestitures of strategic or non-strategic assets; and
•	increasing our vulnerability to adverse economic, industry and competitive conditions.

If we are unable to obtain financing on acceptable terms, or at all, to refinance our debt as it comes due, we would need to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash. Such potential asset sales or third-party investments could adversely affect our results of operations, liquidity and financial condition, and any significant reduction in capital expenditures could affect our ability to compete effectively. If such measures were to become necessary, there can be no assurance that we would be able to sell assets or raise strategic investment capital sufficient enough to meet our scheduled debt maturities as they come due.

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

A default under our credit agreement or indentures could result in an acceleration of our indebtedness and other material adverse effects.

As of December 31, 2015, the principal financial covenants of the credit agreement required compliance with a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 at any time and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0 at the end of a quarterly period. The credit agreement also contains various other covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements.

As of December 31, 2015, the principal financial covenant of the indentures governing our senior notes (the “indentures”) was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. The indentures also contain various other covenants, though they are generally less restrictive than those found in our credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

The breach of any of the covenants under the credit agreement or indentures could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit agreement could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

A lowering or cessation of the ratings assigned to our debt securities by ratings agencies may increase our future borrowing costs and reduce our access to capital.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit ratings are Ba3 by Moody’s, and BB by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B+ by S&P, both with stable outlooks. There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2015, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other (“ASC 350”) requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. ASC 350 also requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

For additional information see “Management’s Discussion and Analysis – Critical Accounting Policies – Valuation and Impairment Testing of Indefinite-lived Intangibles” and Note 2 in our Notes to Consolidated Financial Statements.

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

The recent reclassification of the regulatory status of HSD service to a telecommunications service under Title II of the Communications Act may significantly impact how we provide and charge for our HSD service and operate our network by imposing significant regulations on us and introducing regulatory uncertainty due to lack of clarity of new regulations. The FCC could choose to impose this regulation in a way that adversely affects our business by imposing new regulatory burdens and limiting our business and customer relationships. The regulatory scheme introduced in the FCC’s Open Internet Order relies heavily on forbearance of many types of Title II regulations, however, the FCC could at any time in the future choose to forgo forbearance and impose significant new regulations of our HSD service. As only one example, the FCC has decided to forebear from applying its extensive authority to regulate prices under Title II, and if it decided to end that forbearance, our results of operations could suffer. Even if the FCC continues to forebear from applying certain provisions of Title II, our business, financial condition and results of operations could be adversely impacted by the provisions that it does intend to apply. In addition, the uncertainty created by the fact that the impact of the new rules cannot yet be determined and the fact that the FCC could end forbearance in the future may impede our ability to obtain financing for our business or increase the cost of that financing. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity — HSD Regulatory Reclassification and Network Neutrality, “Business — Legislation and Regulation —General — Privacy and Data Security,” “Business — Legislation and Regulation — General — Pole Attachment Regulation,” “Business — Legislation and Regulation — General — Universal Service Fund” and “Business — Legislation and Regulation — HSD Service — State and Local Regulation and Competition.”

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

Possible changes to how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC chooses to impose USF fees on broadband services, bundled services or VoIP services that could increase the cost of our services and harm our ability to compete. See “Business — Legislation and Regulation — General — Universal Service Fund” and “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Regulatory Obligations.”

Conditions imposed by government regulators on industry mergers may help our competitors more than us.

On May 26, 2015, Charter Communications announced an agreement to merge with Time Warner Cable, Inc. and Bright House Networks, creating a cable company with about 25 million customer relationships. These transactions require the approval of the FCC. As part of any approval of Charter’s acquisition of Time Warner Cable, Inc., the FCC or the Department of Justice may impose conditions restricting the actions of any of the involved parties, or could require measures that would make available or lower the cost of various inputs, such as equipment and programming, to our competitors. Additionally such conditions could favor the development of OTT video providers that provide video programming and other services over the Internet without owning last-mile distribution facilities. For example, such conditions could vastly expand the quantity of mainstream programming available to OTT video providers, which have greater appeal to our current or prospective video customers. We cannot predict whether such conditions will be imposed or any impact such provisions may have on our business, but the lowering of costs to our competitors and the increased availability of online delivery of content could adversely affect our business. See “Business — Legislation and Regulation — Content Regulations — Access to Certain Programming.”

Changes in the definition of an MVPD may make programming available to Internet providers of video services.

If the FCC changes the definition of an MVPD to include those distributors of multiple channels of video programming over the Internet that do not own physical distribution facilities, competitors and potential competitors may have access to certain traditional cable programming under the FCC’s program access rules. If Internet-based providers have greater access to programming of value to our customers and can offer service at a lower price because they are not facilities-based, that could hurt our business, financial condition and results of operations. See “Business – Legislation and Regulation – Cable System Operations and Video Services – Access to Certain Programming.”

Opening our services to third-party navigation devices or apps, requiring downloadable security and limiting how much we charge for leased navigation devices may adversely impact our provision of services, raise our costs and decrease our revenues.

If the FCC changes its regulations to require that we reengineer our systems to permit subscribers to use third-party devices and/or apps in place of our leased set-tops, that could impair the subscriber experience potentially causing a loss of subscribers, raise our costs, decrease our revenues from leased set-tops, cause early retirement of set-tops, increase liability arising from security vulnerabilities created by either the mandatory structure to allow third-party navigation devices or by the devices or apps themselves and could devalue viewing information by either limiting our access to it or by allowing third-parties to capture and use such data for their own gain. If rules are adopted requiring the usage of downloadable security configurations from a third-party trust authority, the risk of security breaches to our system may increase and the protection of the content that we provide as part of our cable service may be compromised, which in turn could increase our exposure to legal actions by affected third parties, such as the content owners. Any rules that would limit how much we charge for leased navigation devices could adversely impact our revenue stream or our ability to price such devices competitively. See “Business — Legislation and Regulation — Cable System Operations and Video Services — Cable Equipment.”

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

Our cable systems are operated under non-exclusive franchises. We believe that, as of December 31, 2015, various entities are currently offering video service, through wireline distribution networks, to about 33% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — State and Local Regulation — Franchise Matters.”

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

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Although changes in 2011 to the FCC’s long-standing pole attachment rate formulas and attachment requirements may be beneficial to us, the effective and significant lowering of the rate attachment costs to our telecommunications competitors through the FCC’s 2015 Open Internet Order coupled with increasing their ease of attachment may significantly benefit those that provide services that compete with ours. Our business, financial condition and results of operations could suffer a material adverse impact from changes that make it both easier and less costly for those who compete with us to attach to poles. See “Business — Legislation and Regulation — General — Pole Attachment Regulation.”

Changes in compulsory copyright regulations could significantly increase our license fees.

If Congress either eliminates the current cable compulsory license or enacts the proposed revisions to the Copyright Act, the elimination could impose increased costs and transactional burdens or the revisions could impose oversight and conditions that could adversely affect our business. Additionally, the Copyright Office’s implementation of any such legislative changes could impose requirements on us or permit overly intrusive access to financial and operational records. Any future decision by Congress to eliminate the cable compulsory license, which would require us to obtain copyright licensing of all broadcast material at the source, would impose significant administrative burdens and additional costs that could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — Federal Regulation — Copyright.”

Risks Related to MCC’s Chairman and Chief Executive Officer’s Controlling Position

MCC’s Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his ownership interest could result in a change of control that would have unpredictable effects.

An entity wholly-owned by Rocco B. Commisso and related parties is the sole shareholder of MCC. Mr. Commisso is MCC’s founder, Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result upon certain change of control events, including if Mr. Commisso were to sell a significant stake in us or MCC to a third party. Our debt agreements provide, however, that a change of control will not be deemed to have occurred so long as MCC continues to be our manager and/or Mr. Commisso continues to be MCC’s, or our, Chairman or Chief Executive Officer.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2011 through 2015 and balance sheet data and operating data as of December 31, 2011 through 2015, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$982,362	$948,447	$918,614	$897,420	$874,760
Costs and expenses:
Service costs	401,751	381,014	365,436	356,915	351,922
Selling, general and administrative expenses	182,144	180,084	185,188	180,736	173,855
Management fee expense	19,000	17,650	16,600	14,335	15,452
Depreciation and amortization	144,220	153,478	156,397	151,240	143,999
Operating income	235,247	216,221	194,993	194,194	189,532
Interest expense, net	(94,668)	(100,436)	(96,203)	(112,561)	(111,509)
Gain (loss) on derivatives, net	9,173	23,226	22,782	6,217	(17,911)
Loss on early extinguishment of debt	(4,382)	(300)	(832)	(11,114)	—
Other expense, net	(1,377)	(1,262)	(1,793)	(1,483)	(2,136)
Net income	$143,993	$137,449	$118,947	$75,253	$57,976

Balance Sheets Data (end of period):
Total assets	$2,277,266	$2,259,413	$2,273,845	$2,284,584	$2,287,345
Total debt	$1,829,750	$1,957,000	$1,908,000	$1,959,000	$1,997,000
Total member’s equity (deficit)	$95,461	$(30,683)	$12,955	$(59,323)	$(108,344)

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$297,236	$280,292	$248,092	$231,038	$277,559
Investing activities	$(148,289)	$(137,571)	$(146,018)	$(155,784)	$(160,380)
Financing activities	$(147,957)	$(144,506)	$(102,633)	$(75,188)	$(138,572)

Other Data:
OIBDA (1)	$379,467	$369,699	$351,390	$345,434	$333,531
OIBDA margin (2)	38.6%	39.0%	38.3%	38.5%	38.1%
Ratio of earnings to fixed charges and preferred dividends	2.02	1.93	1.82	1.41	1.28

Operating Data (end of period):
Estimated homes passed (3)	1,496,000	1,499,000	1,495,000	1,493,000	1,524,000
Video customers (4)	480,000	500,000	528,000	558,000	596,000
HSD customers (5)	605,000	564,000	534,000	505,000	468,000
Phone customers (6)	239,000	218,000	207,000	190,000	180,000
Primary service units (7)	1,324,000	1,282,000	1,269,000	1,253,000	1,244,000
Customer relationships (8)	732,000	710,000	710,000	708,000	701,000

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

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
OIBDA	$379,467	$369,699	$351,390	$345,434	$333,531
Depreciation and amortization	(144,220)	(153,478)	(156,397)	(151,240)	(143,999)
Operating income	$235,247	$216,221	$194,993	$194,194	$189,532

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.
(3)	Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines.
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

(7)	Represents the sum of video, HSD and phone customers.
(8)	Represents the total number of residential and business customers that receive at least one service, without regard to which service(s) customers purchase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2015, 2014 and 2013.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of December 31, 2015, we served approximately 480,000 video customers, 605,000 high-speed data (“HSD”) customers and 239,000  phone customers, aggregating 1.32  million primary service units (“PSUs”).  As of the same date, we served 732,000 residential and business customer relationships.

We offer video, HSD and phone services to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable network. We believe our customers prefer the cost savings of the bundled services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer gains. We expect to continue to grow revenues through customer additions in business services and, to a lesser extent, in residential services. Business services revenues are expected to grow through HSD and phone sales to SMBs and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD and phone customer growth, with gains in revenue per PSU, as more customers take higher HSD tiers and advanced video services.

Our recent performance has been adversely affected by tepid economic growth in the post-recession period and significant video competition. We believe the historically slower economic recovery from the recession, including the uneven gains in household income, occupied housing, and new housing starts, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement if and when the economy strengthens further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, who offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We also have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. Our next-generation, multi-room set-top gives customers the same stored content on multiple televisions in their home and a cloud-based, graphically-rich TiVo guide, with Netflix, YouTube, Pandora and other popular apps, advanced search functionality, in-home video streaming to personal devices and the ability to download certain content to their mobile devices for viewing outside of their home. We believe our video strategy may enable us to reduce video customer losses and regain market share of new connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

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

We face significant competition in our advertising business from a wide range of national, regional and local competitors. Competition will likely elevate as new formats for advertising are introduced into our markets. We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Due to the strong contributions of political advertising during a national election year, we expect to experience an increase in advertising revenues in 2016.

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

2015 Financing Activity

On August 12, 2015 and November 23, 2015, we entered into incremental facility agreements that provided for $25.0 million and $87.5 million of additional revolving credit commitments, respectively.

On December 17, 2015, we completed a new term loan (“Term Loan A”) in the aggregate principal amount of $151.5 million, and used the net proceeds from Term Loan A, together with borrowings under our revolving credit commitments, to repay the entire $194.0 million balance of Term Loan G.

See “Liquidity and Capital Resources — Capital Structure — 2015 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

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

Business Services

Business services revenues primarily represent monthly fees charged to SMBs for video, HSD and phone services, which vary according to the level of service taken, and fees charged to large businesses, including revenues from cell tower backhaul and enterprise class services.

Advertising

Advertising revenues primarily represent revenues received from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs comprise: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional connectivity.

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

See Note 9 in our Notes to Consolidated Financial Statements.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2015 and 2014 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Revenues	$982,362	$948,447	$33,915	3.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	401,751	381,014	20,737	5.4%
Selling, general and administrative expenses	182,144	180,084	2,060	1.1%
Management fee expense	19,000	17,650	1,350	7.6%
Depreciation and amortization	144,220	153,478	(9,258)	(6.0%)
Operating income	235,247	216,221	19,026	8.8%
Interest expense, net	(94,668)	(100,436)	5,768	(5.7%)
Gain on derivatives, net	9,173	23,226	(14,053)	NM
Loss on early extinguishment of debt	(4,382)	(300)	(4,082)	NM
Other expense, net	(1,377)	(1,262)	(115)	9.1%
Net income	$143,993	$137,449	$6,544	4.8%

OIBDA	$379,467	$369,699	$9,768	2.6%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
OIBDA	$379,467	$369,699	$9,768	2.6%
Depreciation and amortization	(144,220)	(153,478)	9,258	(6.0%)
Operating income	$235,247	$216,221	$19,026	8.8%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2015 and 2014 (dollars in thousands, except per unit data):

	Year Ended
	December 31,
	2015	2014	$ Change	% Change
Video	$451,446	$449,038	$2,408	0.5%
HSD	295,049	265,685	29,364	11.1%
Phone	60,087	63,111	(3,024)	(4.8%)
Business services	128,684	115,348	13,336	11.6%
Advertising	47,096	55,265	(8,169)	(14.8%)
Total	$982,362	$948,447	$33,915	3.6%

	Year Ended
	December 31,		Increase/
	2015	2014	(Decrease)	% Change
Video customers	480,000	500,000	(20,000)	(4.0%)
HSD customers	605,000	564,000	41,000	7.3%
Phone customers	239,000	218,000	21,000	9.6%
Primary service units (PSUs)	1,324,000	1,282,000	42,000	3.3%

Customer relationships	732,000	710,000	22,000	3.1%

Average total monthly revenue per customer relationship (1)	$113.54	$111.32	$2.22	2.0%

(1)	Represents average total monthly revenues for the year divided by average customer relationships for the year.

Revenues were 3.6% higher, due to greater HSD and, to a lesser extent, business services and video revenues, offset in part by declines in advertising and, to a lesser extent, phone revenues compared to the prior year.

Video

Video revenues increased 0.5%, mainly due to rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, for regional sports networks, mostly offset by a lower average residential video customer base than the prior year. During the year ended December 31, 2015, we lost 20,000 video customers, compared to a loss of 28,000 video customers in the prior year. As of December 31, 2015, we served 480,000 video customers, or 32.1% of our estimated homes passed.

HSD

HSD revenues grew 11.1%, predominantly due to a higher average residential HSD customer base than the prior year and greater rates per residential HSD customer, largely a result of more customers taking faster speed tiers. During the year ended December 31, 2015, we gained 41,000 HSD customers, compared to a gain of 30,000 HSD customers in the prior year. As of December 31, 2015, we served 605,000 HSD customers, or 40.4% of our estimated homes passed.

Phone

Phone revenues decreased 4.8%, principally due to lower revenues per residential phone customer, largely a result of greater levels of discounted pricing, offset in part by a higher average residential phone customer base than the prior year. During the year ended December 31, 2015, we gained 21,000 phone customers, compared to a gain of 11,000 phone customers in the prior year. As of December 31, 2015, we served 239,000 phone customers, or 16.0% of our estimated homes passed.

Business Services

Business services revenues rose 11.6%, mainly as a result of a higher average SMB customer base than the prior year.

Advertising

Advertising revenues fell 14.8%, substantially due to lower levels of political advertising compared to the prior year that had strong levels of political advertising associated with national elections.

Costs and Expenses

Service Costs

Service costs increased 5.4%, predominantly due to greater video programming expenses. Programming expenses grew 7.8%, primarily due to higher fees associated with the renewal of programming contracts for certain sports and other popular cable networks and for local broadcast stations, and contractual increases under existing carriage agreements, offset in part by a lower average video customer base since the prior year. Service costs as a percentage of revenues were 40.9% and 40.2% for the years ended December 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.1%, largely as a result of greater marketing costs, offset in part by lower bad debt and administrative expenses. Marketing costs grew 11.7%, principally due to advertising costs associated with a rebranding campaign, higher business services marketing and greater use of third-party sales services. Bad debt declined 8.0%, substantially due to a lower number of written off accounts. Administrative expenses fell 20.8%, mainly as a result of lower customer service software costs and a decline in legal and other professional fees. Selling, general and administrative expenses as a percentage of revenues were 18.5% and 19.0% for the years ended December 31, 2015 and 2014.

Management Fee Expense

Management fee expense grew 7.6%, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues were 1.9% for each of the years ended December 31, 2015 and 2014.

Depreciation and Amortization

Depreciation and amortization was 6.0% lower, mainly due to older network assets becoming fully depreciated, offset in part by greater depreciation of customer premise equipment and investments in HSD bandwidth expansion and business support.

OIBDA

OIBDA grew 2.6%, primarily due to the increase in revenues, offset in part by higher programming costs.

Operating Income

Operating income rose 8.8%, as a result of lower depreciation and amortization and the growth in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 5.7%, principally due to a lower average cost of debt, offset in part by higher average outstanding indebtedness.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate swaps, based on information provided by our counterparties, we recorded net gains on derivatives of $9.2 million and $23.2 million for the years ended December 31, 2015 and 2014, respectively.

See Notes 4 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $4.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, which represented the write-off of unamortized financing costs as a result of the repayment of certain previously existing term loans under our bank credit facility.

Other Expense, Net

Other expense, net, was $1.4 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, other expense, net, comprised $1.2 million of revolving credit commitment fees and $0.6 million of other fees, offset in part by $0.4 million of rental income. During the year ended December 31, 2014, other expense, net, comprised $1.4 million of revolving credit commitment fees and $0.3 million of other fees, offset in part by $0.4 million of rental income.

Net Income

As a result of the factors described above, we recognized net income of $144.0 million for the year ended December 31, 2015, compared to $137.4 million in the prior year.

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

The following represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
OIBDA	369,699	351,390	18,309	5.2%
Depreciation and amortization	(153,478)	(156,397)	2,919	(1.9%)
Operating Income	$216,221	$194,993	$21,228	10.9%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2014 and 2013 (dollars in thousands, except per unit data):

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Video	$449,038	$456,324	$(7,286)	(1.6%)
HSD	265,685	247,463	18,222	7.4%
Phone	63,111	65,581	(2,470)	(3.8%)
Business services	115,348	101,120	14,228	14.1%
Advertising	55,265	48,126	7,139	14.8%
Total	$948,447	$918,614	$29,833	3.2%

	December 31,		Increase/
	2014	2013	(Decrease)	% Change
Video customers	500,000	528,000	(28,000)	(5.3%)
HSD customers	564,000	534,000	30,000	5.6%
Phone customers	218,000	207,000	11,000	5.3%
Primary service units (PSUs)	1,282,000	1,269,000	13,000	1.0%

Customer relationships	710,000	710,000	—	0.0%

Average total monthly revenue per customer relationships (1)	$111.32	$107.97	$3.35	3.1%

(1)	Represents average total monthly revenues for the year divided by average customer relationships for the year.

Revenues grew 3.2%, due to greater HSD, business services and, to a lesser extent, advertising revenues, offset in part by lower video and, to a lesser extent, phone revenues compared to the prior year.

Video

Video revenues declined 1.6%, mainly due to a lower average residential video customer base than the prior year, largely offset by rate adjustments and, to a lesser extent, greater installation fee revenues. During the year ended December 31, 2014, we lost 28,000 video customers, compared to a loss of 30,000 video customers in the prior year. As of December 31, 2014, we served 500,000 video customers, or 33.4% of our estimated homes passed.

HSD

HSD revenues grew 7.4%, predominantly due to a higher average residential HSD customer base than the prior year and more customers taking faster speed tiers. During the year ended December 31, 2014, we gained 30,000 HSD customers, compared to an increase of 29,000 HSD customers in the prior year. As of December 31, 2014, we served 564,000 HSD customers, or 37.6% of our estimated homes passed.

Phone

Phone revenues decreased 3.8%, principally due to lower revenues per residential phone customer. During the year ended December 31, 2014, we gained 11,000 phone customers, compared to an increase of 17,000 phone customers in the prior year. As of December 31, 2014, we served 218,000 phone customers, or 14.5% of our estimated homes passed.

Business Services

Business services revenues grew 14.1%, mainly as a result of a higher average SMB customer base than the prior year and, to a much lesser extent, greater cell tower backhaul revenues.

Advertising

Advertising revenues rose 14.8%, primarily due to greater levels of political advertising compared to the prior year.

Costs and Expenses

Service Costs

Service costs increased 4.3%, largely a result of greater programming, employee and field operating costs. Programming expenses grew 2.0%, primarily due to greater retransmission consent fees charged for local broadcast stations and, to a lesser extent, higher contractual rates charged by our programming vendors for their cable networks, offset in part by a lower average video customer base. Employee costs were 8.3% higher, largely a result of the re-designation of certain business services employees previously included in selling, general, and administrative expenses. Field operating costs rose 8.3%, principally due to a greater use of outside contractors for customer installations. HSD expenses rose 23.1%, mainly due to a greater number of equipment maintenance contracts, higher bandwidth consumption by our HSD customers, and greater costs associated with our enterprise networks business. Service costs as a percentage of revenues were 40.2% and 39.8% for the years ended December 31, 2014 and 2013, respectively.

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

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.3 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively, which represented the write-off of unamortized deferred financing costs as a result of the repayment of certain term loans under our bank credit facility.

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

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2015, our near-term liquidity requirements included scheduled term loan principal repayments of $19.1 million for the year ending December 31, 2016. As of the same date, our sources of liquidity included $10.4 million of cash and $306.6 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to $51.5 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral.

We believe that cash generated by, or available to, us will be sufficient to meet our other anticipated capital and liquidity needs for at least the next twelve months. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $297.2 million for the year ended December 31, 2015, primarily due to OIBDA of $379.5 million and the $6.9 million net change in our operating assets and liabilities, offset in part by interest expense of $94.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses, and other current liabilities of $10.2 million, in accounts payable to affiliates of $9.2 million and in deferred revenue of $1.7 million, offset in part by increases in accounts receivable, net, of $10.6 million and in prepaid expenses and other assets of $4.3 million.

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

Net cash flows used in investing activities were $148.3 million for the year ended December 31, 2015, comprising $151.2 million of capital expenditures, $1.6 million associated with the acquisition of other intangible assets and $0.7 million of other investing activities, slightly offset in part by a net change in accrued property, plant and equipment of $4.9 million and $0.3 million of proceeds from the sale of assets.

Net cash flows used in investing activities were $137.6 million for the year ended December 31, 2014, comprising $137.3 million of capital expenditures and a net change in accrued property, plant and equipment of $0.3 million, offset in part by less than $0.1 million of other investing activities.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Year Ended
	December 31,
	2015	2014	Change
Customer premise equipment	$80,885	$62,746	$18,139
Enterprise networks	9,209	11,621	(2,412)
Scalable infrastructure	21,277	28,621	(7,344)
Line extensions	6,351	6,155	196
Upgrade / rebuild	20,306	16,074	4,232
Support capital	13,176	12,058	1,118
Total capital expenditures	$151,204	$137,275	$13,929

The increase in capital expenditures largely reflected greater investments associated with the deployment of our advanced customer premise equipment, including our next-generation set-top and, to a lesser extent, the expansion of our fiber network, offset by lower spending on local HSD bandwidth management and, to a lesser extent, reduced outlays for fiber connectivity to cell towers for wireless carriers.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $148.0 million for the year ended December 31, 2015, comprising $127.3 million of net repayments under the credit facility, $18.0 million of dividend payments on preferred members’ interest, $2.3 million of financing costs and $0.4 million of other financing activities.

Net cash flows used in financing activities were $144.5 million for the year ended December 31, 2014, primarily due to $163.3 million of capital distributions to our parent, MCC, net repayments of $151.0 million under the credit facility, $18.0 million of dividend payments on preferred members’ interest and $12.5 million of financing costs, offset in part by the $200.0 million issuance of senior notes.

Capital Structure

As of December 31, 2015, our total indebtedness was $1.830 billion, of which approximately 60% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2015, we paid cash interest of $82.8 million, net of capitalized interest.

2015 Financing Activity

On August 12, 2015 and November 23, 2015, we entered into incremental facility agreements which provided for $25.0 million and $87.5 million of additional revolving credit commitments, respectively. As of December 31, 2015, we had $368.5 million of revolving credit commitments under our bank credit facility (the “credit facility”).

On December 17, 2015, we completed a new term loan (“Term Loan A”) in the aggregate principal amount of $151.5 million. After giving effect to $1.7 million of financing costs, net proceeds from Term Loan A, together with borrowings under our revolving credit commitments, were used to repay the entire $194.0 million balance of the previously existing Term Loan G under the credit facility.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of December 31, 2015, we maintained a $1.647 billion credit facility, comprising $1.278 billion of term loans with maturities ranging from June 2017 to June 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019. As of the same date, we had $306.6 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $51.5 million of outstanding loans and $10.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.2 to 1.0 and an interest coverage ratio of 3.5 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As December 31, 2015, we had interest rate swaps that fix the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during the year ending December 31, 2018.

As of December 31, 2015, the weighted average rate on outstanding borrowings under the credit facility, including the effects of these interest rate swaps, was 3.7%.

Senior Notes

As of December 31, 2015, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5½% senior notes due April 2021 and $300.0 million of 6⅜% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2015, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 4.5 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s, and BB by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B+ by S&P, both with stable outlooks.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2015 and thereafter (dollars in thousands)*:

	Scheduled	Operating	Interest	Purchase
	Debt Maturities	Leases	Expense (1)	Obligations (2)	Total
January 1, 2016 to December 31, 2016	$19,075	$2,182	$74,322	$19,171	$114,750
January 1, 2017 to December 31, 2018	276,900	2,908	136,240	—	416,048
January 1, 2019 to December 31, 2020	84,650	1,177	119,200	—	205,027
Thereafter	1,449,125	697	52,945	—	1,502,767
Total cash obligations	$1,829,750	$6,964	$382,707	$19,171	$2,238,592

*	Refer to Note 6 and Note 11 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and of our operating leases and other commitments and contingencies, respectively.
(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2015 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new service installation in accordance with Accounting Standards Codification (“ASC”) No. 922 — Entertainment — Cable Television. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We use standard costing models, developed from actual historical costs and relevant operational data, to determine our capitalized amounts. These models include labor rates, overhead rates and standard time inputs to perform various installation and construction activities. The development of these standards involves significant judgment by management, especially in the development of standards for our newer, advanced products and services in which historical data is limited. Changes to the estimates or assumptions used in establishing these standards could be material. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2015, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2015, we held 728 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of ASC 350 to test our goodwill and franchise rights for impairment. We assess the fair values of our reporting unit using the Excess Earnings Method of the Income Approach as our discounted cash flow (“DCF”) methodology, under which the fair value of cable franchise rights are determined in a direct manner. We employ the Multi-Period Excess Earnings Method to calculate the fair values of our cable franchise rights, using unobservable inputs (Level 3). This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, estimated growth rates, terminal growth rates, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations, research analyst estimates and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the DCF methodology. We also employ the Greenfield model to corroborate the fair values of our cable franchise rights determined under the In-use Excess Earnings DCF methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future. Such impairments, if recognized, could potentially be material.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2015, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 15% in the fair values determined for cable franchise rights at our reporting unit, an impairment loss of $17.5 million would result as of our impairment testing date of October 1, 2015. In addition, a hypothetical decline of up to 15% in the fair values determined for goodwill and other finite-lived intangible assets at our reporting unit would not result in any impairment loss as of October 1, 2015.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2015 and 2014, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of December 31, 2015, the Mediacom Broadband reporting unit had a positive carrying amount. As of December 31, 2014, the Mediacom Broadband reporting unit had a negative carrying amount.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017 including interim periods within the reporting period. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016.  We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We expect to reclassify approximately $22.6 million from other assets, net to long-term debt as a result of this new guidance (based upon amounts as of December 31, 2015).

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”).  The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.  Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  We have completed our evaluation of this new guidance and determined that there will not be a significant impact to our operations.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (“ASU 2016-02”).  The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations.  To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet.   Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another.  This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  We have not completed our evaluation of this new guidance.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2015, we had current interest rate swaps with various banks pursuant to which the interest rate on $600 million of variable rate debt was fixed at a rate of 1.5%, all of which were scheduled to expire during the year ending December 31, 2018. The fixed rates of our interest rate swaps are offset against the applicable variable rate to determine the related interest expense.

Under the terms of our interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2015, based on their mark-to-market valuation, we would have paid approximately $1.9 million, if we terminated these interest rate swaps. Our interest rate swaps and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the scheduled maturity and estimated fair value of our debt as of December 31, 2015 (dollars in thousands):

	Bank Credit
	Senior Notes	Facility	Total
Scheduled Maturity:
January 1, 2016 to December 31, 2016	—	19,075	19,075
January 1, 2017 to December 31, 2017	—	260,325	260,325
January 1, 2018 to December 31, 2018	—	16,575	16,575
January 1, 2019 to December 31, 2019	—	68,075	68,075
January 1, 2020 to December 31, 2020	—	16,575	16,575
Thereafter	500,000	949,125	1,449,125
Total	$500,000	$1,329,750	$1,829,750
Fair Value	$483,250	$1,317,990	$1,801,240
Weighted Average Interest Rate	6.0%	3.7%	4.3%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 9, 2016

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$10,442	$9,452
Accounts receivable, net of allowance for doubtful accounts of $3,627 and $3,057	69,743	59,164
Prepaid expenses and other current assets	11,347	9,664
Total current assets	91,532	78,280
Property, plant and equipment, net of accumulated depreciation of $1,589,422 and $1,493,705	783,653	775,321
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $25,019 and $20,737	29,227	32,959
Total assets	$2,277,265	$2,259,413

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$151,929	$144,595
Accounts payable - affiliates	10,690	1,513
Deferred revenue	37,904	36,245
Current portion of long-term debt	19,075	13,500
Total current liabilities	219,598	195,853
Long-term debt, less current portion	1,810,675	1,943,500
Other non-current liabilities	1,531	743
Total liabilities	2,031,804	2,140,096

Commitments and contingencies (Note 11)

PREFERRED MEMBERS' INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY (DEFICIT)
Capital contributions	(105,493)	(105,644)
Retained earnings	200,954	74,961
Total member's equity (deficit)	95,461	(30,683)
Total liabilities, preferred members' interest and member's equity (deficit)	$2,277,265	$2,259,413

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues	$982,362	$948,447	$918,614
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	401,751	381,014	365,436
Selling, general and administrative expenses	182,144	180,084	185,188
Management fee expense	19,000	17,650	16,600
Depreciation and amortization	144,220	153,478	156,397
Operating income	235,247	216,221	194,993
Interest expense, net	(94,668)	(100,436)	(96,203)
Gain on derivatives, net	9,173	23,226	22,782
Loss on early extinguishment of debt (Note 6)	(4,382)	(300)	(832)
Other expense, net	(1,377)	(1,262)	(1,793)
Net income	$143,993	$137,449	$118,947
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)
Net income applicable to member	$125,993	$119,449	$100,947

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY

(Dollars in thousands)

		(Accumulated
	Capital	Deficit)
	Contributions	Retained Earnings	Total
Balance, December 31, 2012	$86,112	$(145,435)	$(59,323)
Net income	—	118,947	118,947
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(29,000)	—	(29,000)
Other	331	—	331
Balance, December 31, 2013	$57,443	$(44,488)	$12,955
Net income	—	137,449	137,449
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(163,300)	—	(163,300)
Other	213	—	213
Balance, December 31, 2014	$(105,644)	$74,961	$(30,683)
Net income	—	143,993	143,993
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Other	151	—	151
Balance, December 31, 2015	$(105,493)	$200,954	$95,461

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,993	$137,449	$118,947
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	144,220	153,478	156,397
Gain on derivatives, net	(9,173)	(23,226)	(22,782)
Loss on early extinguishment of debt (Note 6)	4,382	300	832
Amortization of deferred financing costs	6,909	6,132	5,332
Changes in assets and liabilities:
Accounts receivable, net	(10,579)	(2,788)	2,168
Accounts receivable - affiliates	—	4,444	(4,444)
Prepaid expenses and other assets	(4,347)	880	(1,377)
Accounts payable, accrued expenses and other current liabilities	10,207	1,605	(7,838)
Accounts payable - affiliates	9,177	1,513	—
Deferred revenue	1,659	646	1,040
Other non-current liabilities	788	(141)	(183)
Net cash flows provided by operating activities	$297,236	$280,292	$248,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(151,204)	$(137,275)	$(143,444)
Change in accrued property, plant and equipment	4,890	(315)	(2,574)
Proceeds from sale of assets	272	—	—
Acquisition of other intangible assets	(1,559)	—	—
Other, net	(688)	19	—
Net cash flows used in investing activities	$(148,289)	$(137,571)	$(146,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$430,125	$853,750	$835,000
Repayment of bank debt	(557,375)	(1,004,750)	(886,000)
Issuance of senior notes	—	200,000	—
Dividend payments on preferred members' interest (Note 7)	(18,000)	(18,000)	(18,000)
Capital distributions to parent (Note 8)	—	(163,300)	(29,000)
Financing costs	(2,299)	(12,480)	(5,284)
Other financing activities	(408)	274	651
Net cash flows used in financing activities	$(147,957)	$(144,506)	$(102,633)
Net increase (decrease) in cash	990	(1,785)	(559)
CASH, beginning of year	9,452	11,237	11,796
CASH, end of year	$10,442	$9,452	$11,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$82,753	$92,739	$92,565

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of us and our subsidiaries. All significant intercompany transactions and balances have been eliminated. Comprehensive income is equal to net income for all periods presented.  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment and capitalized labor. Actual results could differ from those and other estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition

Video, high speed data (“HSD”), phone and business services revenues are recognized when the services are provided to our customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing video service. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense. Franchise fees reported on a gross basis amounted to approximately $22.1 million, $21.7 million, and $23.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Franchise fees are reported in video revenue and included in selling, general and administrative expenses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems, equipment and customer devices	5 to 20 years
Vehicles	4-5 years
Furniture, fixtures, and office equipment	5 years

We capitalize improvements that extend asset lives and expense repairs and maintenance as incurred. At the time of retirements, write-offs, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and any resulting gains or losses are included in depreciation and amortization expense in the consolidated statement of operations.

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with ASC 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the year ended December 31, 2015, we wrote off approximately $5.3 million of software development costs ($4.5 million of which was fully amortized) and during the year ended December 31, 2014, we capitalized approximately $0.1 million of software development costs. Capitalized software had a net book value of $0.7 million and $1.5 million as of December 31, 2015 and 2014, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $31.9 million, $24.3 million and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2015, we held 728 franchises in areas located throughout the United

States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market our products and services, including video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2015, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2015 and 2014, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of December 31, 2015, the Mediacom Broadband reporting unit had a positive carrying amount. As of December 31, 2014, the Mediacom Broadband reporting unit had a negative carrying amount.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2015 and 2014, respectively, (dollars in thousands):

Balance - December 31, 2013	$195,945
Acquisitions	—
Dispositions	—
Balance - December 31, 2014	$195,945
Acquisitions	—
Dispositions	—
Balance - December 31, 2015	$195,945

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of both December 31, 2015 and 2014, the corresponding asset, net of accumulated amortization, was $0.

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

Programming Costs

We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per video customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Financial incentives, when received, are deferred within non-current liabilities in our consolidated balance sheets and recognized as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016.  Financial incentives, when received, are deferred within non-current liabilities in our consolidated balance sheets and recognized as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We expect to reclassify approximately $22.6 million from other assets, net to long-term debt as a result of this new guidance (based upon amounts as of December 31, 2015).

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”).  The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.   Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  We have completed our evaluation of this new guidance and determined that there will not be a significant impact to our operations.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (“ASU 2016-02”).  The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations.  To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet.   Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another.  This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  We have not completed our evaluation of this new guidance.

3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2015 and 2014, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2015	2014
Cable systems, equipment and customer devices	$2,250,245	$2,143,668
Furniture, fixtures and office equipment	37,128	42,278
Vehicles	41,924	40,362
Buildings and leasehold improvements	35,870	34,720
Land and land improvements	7,908	7,998
Property, plant and equipment, gross	$2,373,075	$2,269,026
Accumulated depreciation	(1,589,422)	(1,493,705)
Property, plant and equipment, net	$783,653	$775,321

Depreciation expense related to fixed assets for the years ended December 31, 2015, 2014 and 2013 was $143.7 million, $153.5 million and $156.4 million, respectively. As of each of December 31, 2015, 2014 and 2013, we had no property under capitalized leases. We incurred gross interest costs of $95.7 million, $101.7 million and $97.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $1.0 million, $1.3 million and $1.1 million were capitalized during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 2.

4. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,818	$—	$1,818

Liabilities
Interest rate exchange agreements	$—	$3,695	$—	$3,695

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$11,049	$—	$11,049

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

As of December 31, 2015, we recorded a long-term asset of $1.8 million, a current liability in accounts payable, accrued expenses and other current liabilities of $3.7 million and no current asset or long-term liability. As of December 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $11.0 million and no long-term liability.  As of December 31, 2014, there were no current or long-term assets.

As a result of the changes in the mark-to-market valuations on these interest rate swaps, we recorded net gains on derivatives of $9.2         million, $23.2 million and $22.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,	December 31,
	2015	2014
Accounts payable - trade	$36,788	$33,474
Accrued programming costs	26,347	25,680
Accrued taxes and fees	16,720	15,072
Accrued payroll and benefits	13,308	14,514
Advance customer payments	13,274	9,387
Accrued interest	12,457	7,451
Accrued property, plant and equipment	8,791	3,901
Accrued service costs	7,871	7,922
Bank overdrafts (1)	4,617	5,025
Liabilities under interest rate exchange agreements	3,695	11,049
Accrued telecommunications costs	986	754
Other accrued expenses	7,075	10,366
Accounts payable, accrued expenses and other current liabilities	$151,929	$144,595

(1)

Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6. DEBT

As of December 31, 2015 and 2014, our outstanding debt consisted of (dollars in thousands):

	December 31,	December 31,
	2015	2014
Bank credit facility	$1,329,750	$1,457,000
5½% senior notes due 2021	200,000	200,000
6⅜% senior notes due 2023	300,000	300,000
Total debt	$1,829,750	$1,957,000
Less: current portion	19,075	13,500
Total long-term debt	$1,810,675	$1,943,500

Bank Credit Facility

As of December 31, 2015, we maintained a $1.647 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;
•	$151.5 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;
•	$585.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;
•	$246.3 million of outstanding borrowings under Term Loan I, which mature on June 30, 2017; and
•	$295.5 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2015, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Revolving Credit Commitments

On October 10, 2014, we terminated our existing revolving credit commitments and, on the same date, entered into an incremental facility agreement that provided for $216.0 million of new revolving credit commitments, which are scheduled to expire on October 10, 2019. On December 9, 2014, we entered into an incremental facility agreement that provided for an additional $40.0 million of revolving credit commitments. On August 12, 2015, we entered into an incremental facility agreement that provided for an additional $25.0 million of revolving credit commitments. On November 23, 2015, we entered into an incremental facility agreement that provided for an additional $87.5 million of revolving credit commitments.

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

As of December 31, 2015, we had $306.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $51.5 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral.

Term Loan A

On December 17, 2015, we entered into an incremental facility agreement that provided for a new term loan in the original principal amount of $151.5 million (“Term Loan A”). After giving effect to $1.7 million of financing costs, net proceeds from Term Loan A of $149.8 million, together with borrowings under our revolving credit commitments, were used to repay the entire $194.0 million balance of the previously existing Term Loan G. Term Loan A matures on January 15, 2021 and, commencing on March 31, 2016, will be subject to quarterly principal payments of $1.9 million, representing 1.25% of the original principal amount, with a final payment at maturity of $113.6 million, representing 75.00% of the original principal amount.

Borrowings under Term Loan A bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.25% to 3.50%, or the Prime Rate plus a margin ranging from 1.25% to 2.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement.

Term Loan H

On May 29, 2013, we entered into an incremental facility agreement that provided for a new term loan in the original principal amount of $600.0 million (“Term Loan H”). Term Loan H matures on January 29, 2021 and, since September 30, 2013, has been subject to quarterly principal payments of $1.5 million, representing 0.25% of the original principal amount, with a final payment at maturity of $555.0 million, representing 92.5% of the original principal amount.

Borrowings under Term Loan H bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50% (subject to a minimum LIBOR of 0.75%), or the Prime Rate plus a margin of 1.50% (subject to a minimum Prime Rate of 1.75%).

Term Loan I

On June 20, 2014, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the original principal amount of $250.0 million (“Term Loan I”). Term Loan I matures on June 30, 2017 and, since September 30, 2014, has been subject to quarterly principal payments of $0.6 million, representing 0.25% of the original principal amount, with a final payment at maturity of $243.1 million, representing 97.25% of the original principal amount.

Borrowings under Term Loan I bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.50%, or the Prime Rate plus a margin of 1.50%.

Term Loan J

On June 20, 2014, we entered into an amended and restated credit agreement that, among other things, provided for a new term loan in the original principal amount $300.0 million (“Term Loan J”). Term Loan J matures on June 30, 2021 and, since September 30, 2014, has been subject to quarterly principal payments of $0.8 million, representing 0.25% of the original principal amount, with a final payment at maturity of $279.8 million, representing 93.25% of the original principal amount.

Borrowings under Term Loan J bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.75% or 3.00% (subject to a minimum LIBOR of 0.75%), or the Prime Rate plus a margin of 1.75% or 2.00% (subject to a minimum Prime Rate of 1.75%). The applicable margin charged is determined by certain financial ratios pursuant to the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps with various banks to fix the variable rate of borrowings to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2015, 2014 and 2013. As of December 31, 2015, we had current interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during the year ending December 31, 2018.

As of December 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.7%.

Senior Notes

As of December 31, 2015, we had $500.0 million of outstanding senior notes, comprised of $200.0 million of 5½% senior notes due April 2021 (the “5½% Notes”), and $300.0 million of 6⅜% senior notes due April 2023 (the “6⅜% Notes”).

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2015, we were in compliance with all of the covenants under the indentures.

5½% Notes

On March 17, 2014, we issued the 5½% Notes in the aggregate principal amount of $200.0 million. Net proceeds from the 5½% Notes of $196.2 million funded a partial repayment of certain previously existing term loans.

6⅜% Notes

On August 28, 2012, we issued the 6⅜% Notes in the aggregate principal amount of $300.0 million. Net proceeds from the 6⅜% Notes of $294.5 million were used to fund, in part, the redemption of certain previously existing senior notes.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $4.4 million, $0.3 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which represented the write-off of unamortized deferred financing costs as a result of the repayment of certain previously existing term loans under our bank credit facility.

Other Assets

Other assets, net, substantially comprise financing costs and original issue discount (“OID”) incurred to raise debt, which are deferred and amortized through interest expense over the scheduled term of such debt issuances. OID, as recorded in other assets, net, was $4.9 million and $8.7 million as of December 31, 2015 and 2014, respectively.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s, and BB by Standard and Poor’s (“S&P”), both with stable outlooks. Our senior unsecured ratings are B2 by Moody’s, and B+ by S&P, both with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	December 31,
	2015	2014
5½% senior notes due 2021	$191,500	$202,000
6⅜% senior notes due 2023	291,750	309,000
Total senior notes	$483,250	$511,000

Bank credit facility	$1,317,990	$1,426,126

The scheduled maturities of all debt outstanding as of December 31, 2015 are as follows (dollars in thousands):

	Bank Credit Facility		Senior
	Revolving Credit	Term Loans	Notes	Total
January 1, 2016 to December 31, 2016	$—	$19,075	$—	$19,075
January 1, 2017 to December 31, 2017	—	260,325	—	260,325
January 1, 2018 to December 31, 2018	—	16,575	—	16,575
January 1, 2019 to December 31, 2019	51,500	16,575	—	68,075
January 1, 2020 to December 31, 2020	—	16,575	—	16,575
Thereafter	—	949,125	500,000	1,449,125
Total	$51,500	$1,278,250	$500,000	$1,829,750

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $18.0 million in cash dividends on the preferred membership interest during each of the years ended December 31, 2015, 2014, and 2013.

8. MEMBER’S EQUITY (DEFICIT)

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of  Changes in Members Equity (Deficit) and the Consolidated Statements of Cash Flows. There were no capital contributions from parent during each of the years ended December 31, 2015, 2014 and 2013.  We made capital distributions to parent in cash of $0, $163.3 million and $29.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

Management Agreements

MCC manages us pursuant to  management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair, and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $19.0 million, $17.7 million and $16.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (“MCC’s Plan”). Under MCC’s Plan, eligible employees may contribute a portion of their current pretax compensation (as defined by MCC’s Plan). MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.3 million for each of the years ended December 31, 2015, 2014 and 2013.

11. COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.0 million, $5.0 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum annual rental payments as of December 31, 2015 are as follows (dollars in thousands):

January 1, 2016 to December 31, 2016	$2,182
January 1, 2017 to December 31, 2017	1,677
January 1, 2018 to December 31, 2018	1,231
January 1, 2019 to December 31, 2019	785
January 1, 2020 to December 31, 2020	392
Thereafter	697
Total	$6,964

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was $4.3 million, $4.2 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Letters of Credit

As of December 31, 2015, $10.4 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2015.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2015, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2015.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2015, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	66	Chairman, Chief Executive Officer and Director of MCC and MBC;
		Chief Executive Officer of MBLLC
Mark E. Stephan	59	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	54	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	62	Executive Vice President, Programming and Human Resources and Director of MCC;
		Executive Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	67	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	50	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	42	Senior Vice President, Customer Service and Financial Operations of MCC
Thomas J. Larsen	43	Senior Vice President, Government and Public Relations of MCC
Peter Lyons	46	Senior Vice President, Information Technology of MCC
David McNaughton	54	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	58	Senior Vice President, Field Operations of MCC
Dan Templin	52	Senior Vice President, Mediacom Business of MCC
JR Walden	44	Senior Vice President, Technology of MCC

Rocco B. Commisso has 37 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of the National Cable & Telecommunications Association, C-SPAN and Cable Television Laboratories, Inc. He was inducted into the 2007 Broadcasting & Cable Hall of Fame. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 29 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011 and was previously a director of MCC from March 2000 to March 2011.

John G. Pascarelli has 34 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications.

Italia Commisso Weinand has 39 years of experience in the cable industry, and has served as MCC’s, and our Executive Vice President of Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President of Programming and Human Resources since February 1998 and MCC’s Vice President of Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. For the past six years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable

Center and the Emma Bowen Foundation. Ms. Weinand was inducted into the 2014 Broadcasting & Cable Hall of Fame.  Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 31 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1996 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 28 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 15 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. In 2013, he also assumed responsibilities for our centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership in 2012 and serves on The Cable Center Customer Care Committee.

Thomas J. Larsen has 14 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Government and Public Relations since July 2015. Prior to that time, he was MCC’s Group Vice President, Legal and Public Affairs since July 2010 and as MCC’s Vice President, Legal and Public Affairs since August 2006. Prior to joining MCC, Mr. Larsen worked as Vice President, Law and Public Policy for Adelphia Communications Corporation’s Western Region. He serves on the board of directors of the American Cable Association and the Association of Cable Communicators.

Peter Lyons has 9 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Information Technology since July 2015. Prior to that time, he was MCC’s Group Vice President, Information Technology from July 2010, MCC’s Vice President, Information Technology since March 2007. Before joining MCC in 2007, Mr. Lyons held various senior technology leadership positions at The College Board and Video Update and has 21 years of experience in education and retail businesses.

David McNaughton has 28 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Sales since May 2011. Before joining MCC, Mr. McNaughton served as Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he served as Senior Vice President, Acquisition Marketing at DirecTV, Vice President, Customer Lifecycle and Retention at Nextel Communications, and various executive positions at AirTouch Cellular and Andersen Consulting.

Ed Pardini has 33 years of experience in the cable industry, and has served as MCC’s Senior Vice President of the Field Operations Group since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 24 years of experience in the cable and broadband industries, and has served as MCC’s Senior Vice President, Mediacom Business and President of MCC’s CLEC entities since April 2011. His responsiblities for Mediacom Business include SMB and Enterprise network services and also the OnMedia advertising sales unit. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, Mr. Templin served in a number of senior operations, product and marketing roles with Susquehanna Communications, Comcast and Jones Intercable.

JR Walden has 20 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2015, MCC charged us $19.0 million of such management fees, approximately 1.9% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred membership interest from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2015, we paid an aggregate of $18 million in cash dividends on the preferred membership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended
	December 31,
	2015	2014
Audit fees	$400	$490
Audit-related fees	4	10
Tax fees	—	—
All other fees	1	1
Total	$405	$501

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Mediacom Broadband LLC(1)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(1)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation(1)

3.4	By-Laws of Mediacom Broadband Corporation(1)

4.1	Indenture relating to 6⅜% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)

4.2	Indenture relating to 5½% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)

10.1

Incremental Facility Agreement, dated as of December 17, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.2

Incremental Facility Agreement, dated as of November 23, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.3

Incremental Facility Agreement, dated as of August 12, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(4)

10.4

Incremental Facility Agreement, dated as of December 9, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(5)

10.5

Incremental Facility Agreement, dated as of October 10, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(5)

10.6

Third Restatement Agreement to Credit Agreement, dated as of June 20, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(6)

10.7

Third Amended and Restated Credit Agreement, dated as of June 20, 2014, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(7)

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics(8)

21.1	Subsidiaries of Mediacom Broadband LLC

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 of Mediacom Broadband LLC and incorporated herein by reference.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report in Form 10-Q for the quarterly period ended September 30, 2015 of Mediacom Broadband LLC and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(7)	Filed as Exhibit A to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c) Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period
December 31, 2013
Allowance for doubtful accounts:
Current receivables	$2,883	$4,582	$—	$4,545	$—	$2,920

December 31, 2014
Allowance for doubtful accounts:
Current receivables	$2,920	$3,269	$—	$3,132	$—	$3,057

December 31, 2015
Allowance for doubtful accounts:
Current receivables	$3,057	$10,046	$—	$9,476	$—	$3,627

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 9, 2016
	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 9, 2016
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 9, 2016
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 9, 2016
	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 9, 2016
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 9, 2016
Mark E. Stephan	(principal financial officer and principal accounting officer)

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