Form 10-Q
period 2016-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2016-05-06
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;
•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;
•	significant increases in the use of bandwidth-intensive Internet services;
•	our ability to further expand our business services, which has continued to make increasing contributions to our results of operations;
•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;
•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;
•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other material events outside our control;
•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on favorable terms, if at all;
•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;
•	changes in assumptions underlying our critical accounting policies;
•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and
•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2015 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,111	$10,442
Accounts receivable, net of allowance for doubtful accounts of $2,716 and $3,627	62,492	69,743
Prepaid expenses and other current assets	14,868	11,347
Total current assets	87,471	91,532
Property, plant and equipment, net of accumulated depreciation of $1,612,315 and $1,589,422	790,669	783,653
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $3,325 and $3,054	6,771	8,995
Total assets	$2,257,764	$2,257,033

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$159,505	$151,929
Accounts payable - affiliates	16,178	10,690
Deferred revenue	39,018	37,904
Current portion of long-term debt	19,075	19,075
Total current liabilities	233,776	219,598
Long-term debt, net (less current portion)	1,742,049	1,790,443
Other non-current liabilities	6,240	1,531
Total liabilities	1,982,065	2,011,572

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
	.
MEMBER’S EQUITY
Capital distributions	(105,456)	(105,493)
Retained earnings	231,155	200,954
Total member’s equity	125,699	95,461
Total liabilities, preferred members’ interest and member’s equity	$2,257,764	$2,257,033

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$255,218	$239,953
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	104,475	100,225
Selling, general and administrative expenses	46,968	43,775
Management fee expense	5,350	4,750
Depreciation and amortization	35,328	36,193
Operating income	63,097	55,010
Interest expense, net	(20,667)	(23,902)
(Loss) gain on derivatives, net	(7,260)	2,660
Other expense, net	(469)	(218)
Net income	$34,701	$33,550
Dividend to preferred members (Note 7)	(4,500)	(4,500)
Net income applicable to member	$30,201	$29,050

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,701	$33,550
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	35,328	36,193
Loss (gain) on derivatives, net	7,260	(2,660)
Amortization of deferred financing costs	1,588	1,738
Changes in assets and liabilities:
Accounts receivable, net	7,251	(5,141)
Prepaid expenses and other assets	(3,387)	(6,182)
Accounts payable, accrued expenses and other current liabilities	5,083	14,313
Accounts payable - affiliates	5,488	5,055
Deferred revenue	1,114	846
Other non-current liabilities	(23)	2
Net cash flows provided by operating activities	$94,403	$77,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(42,345)	$(34,410)
Change in accrued property, plant and equipment	1,074	(82)
Proceeds from sale of assets	78	34
Acquisition of other intangible assets	—	(1,559)
Net cash flows used in investing activities	$(41,193)	$(36,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$24,519	$54,375
Repayment of bank debt	(74,269)	(89,375)
Dividend payments on preferred members’ interest (Note 7)	(4,500)	(4,500)
Other financing activities	709	(847)
Net cash flows used in financing activities	$(53,541)	$(40,347)
Net change in cash	(331)	1,350
CASH, beginning of period	10,442	9,452
CASH, end of period	$10,111	$10,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$11,825	$14,664

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2016.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $6.0 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively.

    Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting period. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016.  We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $18.9 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of March 31, 2016 in accordance with such guidance.  We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31,2015 in accordance with such guidance.  See Note 6.

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”).  The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.  Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  We adopted this new guidance as of January 1, 2016 and determined that there was not a significant impact to our operations.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$9,136	$—	$9,136

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,818	$—	$1,818
Liabilities
Interest rate exchange agreements	$—	$3,695	$—	$3,695

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

As of March 31, 2016, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $4.4 million, a long-term liability in other non-current liabilities of $4.7 million and no current or long-term assets. As of December 31, 2015, we recorded a long-term asset of $1.8 million, and a current liability in accounts payable, accrued expenses and other current liabilities of $3.7 million.  As of December 31, 2015, we recorded no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $7.3 million and a net gain on derivatives of $2.7 million for the three months ended March 31, 2016 and 2015, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Cable systems, equipment and customer devices	$2,283,087	$2,250,245
Furniture, fixtures and office equipment	34,996	37,128
Vehicles	41,056	41,924
Buildings and leasehold improvements	36,004	35,870
Land and land improvements	7,841	7,908
Property, plant and equipment, gross	$2,402,984	$2,373,075
Accumulated depreciation	(1,612,315)	(1,589,422)
Property, plant and equipment, net	$790,669	$783,653

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Accounts payable - trade	$30,110	$36,788
Accrued programming costs	27,105	26,347
Accrued interest	19,942	12,457
Accrued taxes and fees	17,680	16,720
Advance customer payments	13,809	13,274
Accrued payroll and benefits	13,792	13,308
Accrued property, plant and equipment	9,865	8,791
Accrued service costs	8,223	7,871
Bank overdrafts (1)	5,326	4,617
Liabilities under interest rate exchange agreements	4,404	3,695
Accrued telecommunications costs	959	986
Other accrued expenses	8,290	7,075
Accounts payable, accrued expenses and other current liabilities	$159,505	$151,929

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Bank credit facility	$1,280,000	$1,329,750
5½% senior notes due 2021	200,000	200,000
6⅜% senior notes due 2023	300,000	300,000
Total debt	$1,780,000	$1,829,750
Less: current portion	19,075	19,075
Total long-term debt, gross (less current portion)	$1,760,925	$1,810,675
Less: deferred financing costs, net	18,876	20,232
Total long-term debt, net (less current portion)	$1,742,049	$1,790,443

Bank Credit Facility

As of March 31, 2016, we maintained a $1.642 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;
•	$149.6 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;
•	$583.5 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;
•	$245.6 million of outstanding borrowings under Term Loan I, which mature on June 30, 2017; and
•	$294.8 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

As of March 31, 2016, we had $352.3 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to approximately $6.5 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2016 and 2015. As of March 31, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of March 31, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6⅜% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2016, we were in compliance with all covenants under the indentures.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $18.9 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of March 31, 2016 in accordance with such guidance.  We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 2.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B+ by S&P, all with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility are calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2.   The fair value of our senior notes and outstanding debt under the credit facility were as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
5½% senior notes due 2021	$201,500	$191,500
6⅜% senior notes due 2023	305,250	291,750
Total senior notes	$506,750	$483,250
Bank credit facility	$1,278,595	$1,317,990

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended March 31, 2016 and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows.  There were no capital contributions from parent or capital distributions to parent during each of the three months ended March 31, 2016 and 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $5.4 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the FASB’s ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our goodwill and franchise rights are indefinite-lived assets and therefore not amortizable.

We last evaluated the factors surrounding our Mediacom Broadband reporting unit as of October 1, 2015 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test. We last evaluated our other intangible assets as of October 1, 2015 and did not believe that it was “more likely than not” that an impairment existed at that time.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2016 and 2015, and with our annual report on Form 10-K for the year ended December 31, 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of March 31, 2016, we served approximately 479,000 video customers, 621,000 high-speed data (“HSD”) customers and 245,000 phone customers, aggregating 1.35 million primary service units (“PSUs”). As of the same date, we served 740,000 residential and business customer relationships.

We offer video, HSD and phone services to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable network. We believe our customers prefer the cost savings of the bundled services we offer and the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large sized businesses, governments, and educational institutions, including cell tower backhaul for wireless telephone providers, and sell advertising time to local, regional and national advertisers.

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer growth. We expect to continue to grow revenues through customer additions in business services and residential services. Business services revenues are expected to grow through HSD and phone sales to SMBs and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow as a result of HSD customer growth and gains in revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including our next-generation set-top and digital video recorder (“DVR”).

Our recent performance has been adversely affected by tepid economic growth in the post-recession period and significant video competition. We believe the historically muted economic recovery from the recession, including uneven gains in disposable income and household formation, has largely contributed to lower sales and connect activity for all of our residential services and negatively impacted our residential customer and revenue growth. While we expect improvement if and when the economy strengthens further, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. Our next-generation, multi-room set-top gives customers the same stored content on multiple televisions in their home and a cloud-based, graphically-rich TiVo guide, with Netflix, YouTube, Pandora and other popular apps, advanced search functionality, in-home video streaming to personal devices and the ability to download certain content to their mobile devices for viewing outside of their home. We believe our video strategy may enable us to reduce video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer, we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to currently offer downstream speeds of up to 150Mbps across substantially all of our markets gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential unit growth and more customers taking faster speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressures.

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

Historically, video programming has been our single largest expense, and we have experienced substantial increases in programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. While such growth in programming expenses can be offset, in whole or in part, by rate increases, we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service, the type and amount of equipment taken, and revenue from the sale of VOD content and pay-per-view events. Video revenues also include installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

HSD

HSD revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service and type of equipment taken.

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

Video programming costs, which are generally paid on a per video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze our value and evaluate our performance compared to other companies in the cable industry. A limitation of OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies.

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

Actual Results of Operations

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2016	2015	% Change
Revenues	$255,218	$239,953	6.4%
Costs and expenses:
Service costs	104,475	100,225	4.2%
Selling, general and administrative expenses	46,968	43,775	7.3%
Management fee expense	5,350	4,750	12.6%
Depreciation and amortization	35,328	36,193	(2.4%)
Operating income	63,097	55,010	14.7%
Interest expense, net	(20,667)	(23,902)	(13.5%)
(Loss) gain on derivatives, net	(7,260)	2,660	NM
Other expense, net	(469)	(218)	NM
Net income	$34,701	$33,550	3.4%
OIBDA	$98,425	$91,203	7.9%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015	% Change
OIBDA	$98,425	$91,203	7.9%
Depreciation and amortization	(35,328)	(36,193)	(2.4%)
Operating income	$63,097	$55,010	14.7%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2016	2015	% Change
Video	$112,702	$113,370	(0.6%)
HSD	80,037	70,601	13.4%
Phone	14,562	15,232	(4.4%)
Business services	34,034	30,598	11.2%
Advertising	13,883	10,152	36.8%
Total revenues	$255,218	$239,953	6.4%

	March 31,
	2016	2015	% Change
Video customers	479,000	502,000	(4.6%)
HSD customers	621,000	581,000	6.9%
Phone customers	245,000	225,000	8.9%
Primary service units (PSUs)	1,345,000	1,308,000	2.8%

Customer relationships	740,000	719,000	2.9%

Average total monthly revenue per customer relationship (1)	$115.59	$111.94	3.3%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 6.4% for the three months ended March 31, 2016, primarily due to greater HSD and, to a lesser extent, advertising and business services revenues, offset in part by a decline in phone and video revenues.

Video

Video revenues decreased 0.6% for the three months ended March 31, 2016, mainly due to a residential video customer declines since the prior year period, mostly offset by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, regional sports networks. We lost 1,000 video customers during the three months ended March 31, 2016, compared to an increase of 2,000 video customers in the comparable prior year period. As of March 31, 2016, we served 479,000 video customers, or 32.0% of estimated homes passed, and 35.2% of our video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues grew 13.4% for the three months ended March 31, 2016, primarily due to greater revenues per HSD customer, largely a result of more customers taking faster speed tiers, and residential HSD customer growth since the prior year period. We gained 16,000 HSD customers during the three months ended March 31, 2016, compared to an increase of 17,000 HSD customers in the comparable prior year period. As of March 31, 2016, we served 621,000 HSD customers, or 41.5% of estimated homes passed, and 36.4% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 4.4% for the three months ended March 31, 2016, principally due to lower revenues per residential phone customer, largely a result of greater levels of discounted pricing, offset in part by residential phone customer declines since the prior year period. We gained 6,000 phone customers during the three months ended March 31, 2016, compared to an increase of 7,000 phone customers in the comparable prior year period. As of March 31, 2016, we served 245,000 phone customers, or 16.4% of estimated homes passed.

Business Services

Business services revenues grew 11.2% for the three months ended March 31, 2016, primarily due to SMB customer growth since the prior year period.

Advertising

Advertising revenues rose 36.8% for the three months ended March 31, 2016, principally due to higher levels of political advertising.

Costs and Expenses

Service Costs

Service costs increased 4.2% for the three months ended March 31, 2016, predominantly due to higher video programming expenses and, to a lesser extent, greater field operating costs. Programming expenses were 2.8% higher for the three months ended March 31, 2016, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under existing carriage agreements for local broadcast stations and popular cable networks, offset in part by video customer losses since the prior year period. Field operating costs rose 9.4%, primarily due to higher levels of spending in network maintenance, fleet operations and fiber leases. Service costs as a percentage of revenues were 40.9% and 41.8% for the three months ended March 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses grew 7.3% for the three months ended March 31, 2016, largely as a result of greater marketing costs and, to a lesser extent, employee and advertising expenses. Marketing costs grew 12.6% for the three months ended March 31, 2016, principally due to higher levels of direct mail marketing and expenses related to a rebranding campaign. Employee expenses grew 5.2%, mainly due to increasing staff and compensation levels. Advertising expenses increased 34.8%, primarily due new promotional activity for our advertising sales group. Selling, general and administrative expenses as a percentage of revenues were 18.4% and 18.2% for the three months ended March 31, 2016 and 2015, respectively.

Management Fee Expense

Management fee expense was 12.6% higher for the three months ended March 31, 2016, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.1% and 2.0% for the three months ended March 31, 2016 and 2015, respectively.

Depreciation and Amortization

Depreciation and amortization was 2.4% lower for the three months ended March 31, 2016, mainly due to older network assets becoming fully depreciated, offset in part by depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support.

Operating Income

Operating income rose 14.7% for the three months ended March 31, 2016, mainly due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 13.5% for the three months ended March 31, 2016, due to a lower average cost of debt and a lower average outstanding indebtedness.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net loss on derivatives of $7.3 million and a net gain on derivatives of $2.7 million for the three months ended March 31, 2016 and 2015, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.5 million for the three months ended March 31, 2016, substantially representing revolving credit commitment fees, and $0.2 million for the three months ended March 31, 2015, representing $0.1 million of revolving credit commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $34.7 million and $33.6 million for the three months ended March 31, 2016 and 2015, respectively.

OIBDA

OIBDA grew 7.9% for the three months ended March 31, 2016, as the increase in revenues was partly offset by service costs and selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2016, our near-term liquidity requirements included term loan principal repayments of $19.1 million over the next twelve months. As of the same date, our sources of liquidity included $10.1 million of cash and $352.3 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to approximately $6.5 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $94.4 million for the three months ended March 31, 2016, primarily due to OIBDA of $98.4 million and, to a much lesser extent, the $15.5 million net change in our operating assets and liabilities, offset in part by interest expense of $20.7 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts receivable, net, of $7.3 million, increases in accounts payable to affiliates of $5.5 million, in accounts payable, accrued expenses and other current liabilities of $5.1 million, and in deferred revenue of $1.1 million, offset in part by an increase in prepaid expenses and other assets of $3.4 million.

Net cash flows provided by operating activities were $77.7 million for the three months ended March 31, 2015, primarily due to OIBDA of $91.2 million and, to a much lesser extent, the $8.9 million net change in operating assets and liabilities, offset in part by interest expense of $23.9 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other current liabilities of $14.3 million and in accounts payable to affiliates of $5.1 million, offset in part by increases in prepaid expenses and other assets of $6.2 million and in accounts receivable, net, of $5.1 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $41.2 million for the three months ended March 31, 2016, substantially comprising $42.3 million of capital expenditures, slightly offset by a net change in accrued property, plant, and equipment of $1.1 million.

Net cash flows used in investing activities were $36.0 million for the three months ended March 31, 2015, substantially comprising $34.4 million of capital expenditures and $1.6 million of acquisitions of intangible assets.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Customer premise equipment	$19,347	$21,197	$(1,850)
Enterprise networks	1,959	2,419	(460)
Scalable infrastructure	9,547	3,715	5,832
Line extensions	2,552	1,303	1,249
Upgrade / rebuild	5,810	3,224	2,586
Support capital	3,130	2,552	578
Total capital expenditures	$42,345	$34,410	$7,935

The increase in capital expenditures largely reflects greater investments in next-generation HSD network equipment, the expansion of our fiber network and greater deployment of our wireless home gateways, offset in part by lower spending on our advanced video set-top.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $53.5 million for the three months ended March 31, 2016, comprising approximately $49.8 million of net repayments under our bank credit facility, $4.5 million of dividend payments on preferred members’ interest, slightly offset by $0.7 million of other financing activities.

Net cash flows used in financing activities were $40.3 million for the three months ended March 31, 2015, comprising $35.0 million of net repayments under the credit facility, $4.5 million of dividend payments on preferred members’ interest and $0.8 million of other financing activities.

Capital Structure

As of March 31, 2016, our total indebtedness was $1.780 billion, of which approximately 62% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2016, we paid cash interest of $11.8 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2016, we maintained a $1.642 billion bank credit facility (the “credit facility”), comprising $1.273 billion of term loans with maturities ranging from June 2017 to June 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.1 to 1.0 and an interest coverage ratio of 3.6 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of March 31, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of March 31, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6⅜% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2016, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 4.5 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B+ by S&P, all with a stable outlook.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015.

Goodwill and Other Intangible Assets

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) ASC 350 Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2016.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2016.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March  31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 6, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 6, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March  31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Notes to Consolidated Financial Statements