Form 10-Q
period 2016-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2016-08-05
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$10,311	$10,442
Accounts receivable, net of allowance for doubtful accounts of $4,520 and $3,627	66,370	69,743
Prepaid expenses and other current assets	15,793	11,347
Total current assets	92,474	91,532
Property, plant and equipment, net of accumulated depreciation of $1,636,655 and $1,589,422	800,239	783,653
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $3,596 and $3,054	6,214	8,995
Total assets	$2,271,780	$2,257,033

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$155,803	$151,929
Accounts payable - affiliates	17,674	10,690
Deferred revenue	39,160	37,904
Current portion of long-term debt	16,575	19,075
Total current liabilities	229,212	219,598
Long-term debt, net (less current portion)	1,654,886	1,790,443
Other non-current liabilities	7,242	1,531
Total liabilities	1,891,340	2,011,572

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
	.
MEMBER’S EQUITY
Capital distributions	(35,819)	(105,493)
Retained earnings	266,259	200,954
Total member’s equity	230,440	95,461
Total liabilities, preferred members’ interest and member’s equity	$2,271,780	$2,257,033

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$256,368	$246,132	$511,586	$486,085
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	105,413	101,305	209,888	201,530
Selling, general and administrative expenses	48,133	44,863	95,101	88,638
Management fee expense	4,750	4,750	10,100	9,500
Depreciation and amortization	35,575	35,933	70,903	72,126
Operating income	62,497	59,281	125,594	114,291
Interest expense, net	(19,874)	(23,833)	(40,541)	(47,735)
(Loss) gain on derivatives, net	(1,418)	3,391	(8,678)	6,051
Loss on early extinguishment of debt (Note 6)	(1,156)	—	(1,156)	—
Other expense, net	(445)	(318)	(914)	(536)
Net income	$39,604	$38,521	$74,305	$72,071
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)
Net income applicable to member	$35,104	$34,021	$65,305	$63,071

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,305	$72,071
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	70,903	72,126
Loss (gain) on derivatives, net	8,678	(6,051)
Loss on early extinguishment of debt	1,156	-
Amortization of deferred financing costs	3,001	3,477
Changes in assets and liabilities:
Accounts receivable, net	3,373	(7,263)
Prepaid expenses and other assets	(4,025)	(4,707)
Accounts payable, accrued expenses and other current liabilities	4,008	7,813
Accounts payable - affiliates	6,882	8,429
Deferred revenue	1,256	1,201
Other non-current liabilities	(46)	-
Net cash flows provided by operating activities	$169,491	$147,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(87,358)	$(75,230)
Change in accrued property, plant and equipment	(1,665)	2,171
Proceeds from sale of assets	124	63
Acquisition of other intangible assets	—	(1,559)
Net cash flows used in investing activities	$(88,899)	$(74,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$282,288	$114,750
Repayment of bank debt	(424,038)	(174,750)
Capital contributions from parent (Notes 6 and 8)	75,000	-
Capital distributions to parent (Note 8)	(5,400)	-
Dividend payments on preferred members’ interest (Note 7)	(9,000)	(9,000)
Other financing activities	427	(1,038)
Net cash flows used in financing activities	$(80,723)	$(70,038)
Net change in cash	(131)	2,503
CASH, beginning of period	10,442	9,452
CASH, end of period	$10,311	$11,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$38,082	$44,293

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.8 million and $5.9 million for the three months ended June 30, 2016 and 2015, respectively, and $11.8 million for each of the six months ended June 30, 2016 and 2015.

    Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting period. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016.  We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard and related guidance is expected to have on our consolidated financial statements and related disclosures.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $16.5 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of June 30, 2016 in accordance with such guidance.  We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance.  See Note 6.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$10,555	$—	$10,555

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,818	$—	$1,818
Liabilities
Interest rate exchange agreements	$—	$3,695	$—	$3,695

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

As of June 30, 2016, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $4.8 million, a long-term liability in other non-current liabilities of $5.8 million and no current or long-term assets. As of December 31, 2015, we recorded a long-term asset of $1.8 million, a current liability in accounts payable, accrued expenses and other current liabilities of $3.7 million, and no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $1.4 million and a net gain on derivatives of $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss on derivatives of $8.7 million and a net gain on derivatives of $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Cable systems, equipment and customer devices	$2,318,117	$2,250,245
Furniture, fixtures and office equipment	33,828	37,128
Vehicles	40,935	41,924
Buildings and leasehold improvements	36,173	35,870
Land and land improvements	7,841	7,908
Property, plant and equipment, gross	$2,436,894	$2,373,075
Accumulated depreciation	(1,636,655)	(1,589,422)
Property, plant and equipment, net	$800,239	$783,653

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Accounts payable - trade	$32,939	$36,788
Accrued programming costs	27,210	26,347
Accrued taxes and fees	20,376	16,720
Advance customer payments	14,079	13,274
Accrued payroll and benefits	12,602	13,308
Accrued interest	12,380	12,457
Accrued service costs	8,369	7,871
Accrued property, plant and equipment	7,126	8,791
Bank overdrafts (1)	5,044	4,617
Liabilities under interest rate exchange agreements	4,799	3,695
Accrued telecommunications costs	842	986
Other accrued expenses	10,037	7,075
Accounts payable, accrued expenses and other current liabilities	$155,803	$151,929

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Bank credit facility	$1,188,000	$1,329,750
5½% senior notes due 2021	200,000	200,000
6⅜% senior notes due 2023	300,000	300,000
Total debt	$1,688,000	$1,829,750
Less: current portion	16,575	19,075
Total long-term debt, gross (less current portion)	$1,671,425	$1,810,675
Less: deferred financing costs, net	16,539	20,232
Total long-term debt, net (less current portion)	$1,654,886	$1,790,443

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million balance of Term Loan I under our bank credit facility, that was funded by borrowings of $170.6 million under our revolving credit commitments and $75.0 million of capital contributions by our parent, MCC. On the same date, MCC received the $75.0 million of capital contributions from Mediacom LLC. We recorded a loss on early extinguishment of debt of $1.2 million for each of the three and six months ended June 30, 2016, which represented the write-off of certain unamortized financing costs as a result of the repayment of Term Loan I.

Bank Credit Facility

As of June 30, 2016, we maintained a $1.392 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;
•	$147.7 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;
•	$582.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;
•	$294.0 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

As of June 30, 2016, we had $194.5 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to approximately $164.3 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2016 and 2015. As of June 30, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.7%.

Senior Notes

As of June 30, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6⅜% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2016, we were in compliance with all covenants under the indentures.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015.  We reclassified $16.5 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of June 30, 2016 in accordance with such guidance.  We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 2.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B+ by S&P, all with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015
5½% senior notes due 2021	$205,000	$191,500
6⅜% senior notes due 2023	315,000	291,750
Total senior notes	$520,000	$483,250
Bank credit facility	$1,188,368	$1,317,990

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2016 and 2015, and $9.0 million in cash dividends on the preferred membership interest during each of the six months ended June 30, 2016 and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows.  We made $75.0 million in capital contributions from parent and $5.4 million in capital distributions to parent during the six months ended June 30, 2016.  We had no capital contributions from parent, nor any capital distributions to parent, during the six months ended June 30, 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.8 million for each of the three months ended June 30, 2016 and 2015, and $10.1 million and $9.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of June 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2016 and 2015, and with our annual report on Form 10-K for the year ended December 31, 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of June 30, 2016, we served approximately 472,000 video customers, 628,000 high-speed data (“HSD”) customers and 250,000 phone customers, aggregating 1.35 million primary service units (“PSUs”). As of the same date, we served 741,000 residential and business customer relationships.

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

Over the past several years, losses in our residential video customer base have been primarily responsible for slower growth in our residential revenues, while we have rapidly increased our business services revenues through customer growth. We expect to continue to grow revenues through customer additions in business services and residential services. Business services revenues are expected to grow through HSD and phone sales to SMBs and a greater number of cell tower backhaul sites and large enterprise customers. Revenues from residential services are expected to grow, largely as a result of HSD customer growth and gains in revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including our next-generation set-top and digital video recorder (“DVR”).

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

Our residential phone service mainly competes with substantially comparable phone services offered by local telephone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressure.

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

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million balance of Term Loan I under our bank credit facility, which was scheduled to mature on June 30, 2017. Such repayment was funded by borrowings under our revolving credit commitments and $75.0 million of capital contributions from our parent, MCC. See “Liquidity and Capital Resources — Capital Structure — 2016 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

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

Video programming costs, which are generally paid on a per-video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

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

Capital Expenditures

Capital expenditures are categorized in accordance with the National Cable and Telecommunications Association (“NCTA”) disclosure guidelines, which are intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. Our capital expenditures comprise:

•	Customer premise equipment, which include equipment and labor costs incurred in the purchase and installation of equipment that resides at a residential or commercial customer’s premise;
•	Enterprise networks, which include costs associated with furnishing custom fiber solutions for medium- to large-sized business customers, including for cell tower backhaul;
•	Scalable infrastructure, which include costs incurred in the purchase and installation of equipment at our facilities associated with network-wide distribution of services;
•	Line extensions, which include costs associated with the extension of our network into new service areas;
•	Upgrade / rebuild, which include costs to modify or replace existing components of our network; and
•	Support capital, which include vehicles and all other capital purchases required to support our customers and general business operations.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$256,368	$246,132	4.2%	$511,586	$486,085	5.2%
Costs and expenses:
Service costs	105,413	101,305	4.1%	209,888	201,530	4.1%
Selling, general and administrative expenses	48,133	44,863	7.3%	95,101	88,638	7.3%
Management fee expense	4,750	4,750	0.0%	10,100	9,500	6.3%
Depreciation and amortization	35,575	35,933	(1.0%)	70,903	72,126	(1.7%)
Operating income	62,497	59,281	5.4%	125,594	114,291	9.9%
Interest expense, net	(19,874)	(23,833)	(16.6%)	(40,541)	(47,735)	(15.1%)
(Loss) gain on derivatives, net	(1,418)	3,391	NM	(8,678)	6,051	NM
Loss on extinguishment of debt	(1,156)	—	NM	(1,156)	—	NM
Other expense, net	(445)	(318)	NM	(914)	(536)	NM
Net income	$39,604	$38,521	2.8%	$74,305	$72,071	3.1%
OIBDA	$98,072	$95,214	3.0%	$196,497	$186,417	5.4%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
OIBDA	$98,072	$95,214	3.0%	$196,497	$186,417	5.4%
Depreciation and amortization	(35,575)	(35,933)	(1.0%)	(70,903)	(72,126)	(1.7%)
Operating income	$62,497	$59,281	5.4%	$125,594	$114,291	9.9%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Video	$114,148	$115,310	(1.0%)	$226,850	$228,680	(0.8%)
HSD	82,307	73,095	12.6%	162,344	143,696	13.0%
Phone	14,655	15,260	(4.0%)	29,217	30,492	(4.2%)
Business services	34,950	31,819	9.8%	68,984	62,417	10.5%
Advertising	10,308	10,648	(3.2%)	24,191	20,800	16.3%
Total revenues	$256,368	$246,132	4.2%	$511,586	$486,085	5.2%
Average total monthly revenue per customer relationship (1)	$115.40	$113.79	1.4%	$115.77	$113.07	2.4%

	June 30,
	2016	2015	% Change
Video customers	472,000	494,000	(4.5%)
HSD customers	628,000	585,000	7.4%
Phone customers	250,000	228,000	9.6%
Primary service units (PSUs)	1,350,000	1,307,000	3.3%

Customer relationships	741,000	723,000	2.5%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 4.2% and 5.2% for the three and six months ended June 30, 2016, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by declines in video and phone revenues. For the six months ended June 30, 2016, revenues grew, in part, as a result of greater advertising revenues.

Video

Video revenues decreased 1.0% and 0.8% for the three and six months ended June 30, 2016, respectively, mainly due to residential video customer declines since the prior year periods, mostly offset by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sport networks, and more customers taking our advanced video services. We lost 7,000 and 8,000 video customers during the three and six months ended June 30, 2016, respectively, compared to decreases of 8,000 and 6,000 video customers in the comparable prior year periods. As of June 30, 2016, we served 472,000 video customers, or 31.5% of estimated homes passed, and 35.8% of our video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues grew 12.6% and 13.0% for the three and six months ended June 30, 2016, respectively, largely due to more customers paying higher rates for faster speed tiers and residential HSD customer growth since the prior year periods. We gained 7,000 and 23,000 HSD customers during the three and six months ended June 30, 2016, respectively, compared to increases of 4,000 and 21,000 HSD customers in the comparable prior year periods. As of June 30, 2016, we served 628,000 HSD customers, or 41.9% of estimated homes passed, and 38.0% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 4.0% and 4.2% for the three and six months ended June 30, 2016, respectively, principally due to greater levels of discounted pricing, offset in part by residential phone customer growth since the prior year periods. We gained 5,000 and 11,000 phone customers during the three and six months ended June 30, 2016, respectively, compared to increases of 3,000 and

10,000 phone customers in the comparable prior year periods. As of June 30, 2016, we served 250,000 phone customers, or 16.7% of estimated homes passed.

Business Services

Business services revenues grew 9.8% and 10.5% for the three and six months ended June 30, 2016, respectively, primarily due to customer growth in the small- to medium-sized business segment since the prior year periods.

Advertising

Advertising revenues declined 3.2% for the three months ended June 30, 2016, mainly due to lower levels of local automotive advertising, offset in part by higher levels of political advertising. Advertising revenues rose 16.3% for the six months ended June 30, 2016, principally due to higher levels of political advertising.

Costs and Expenses

Service Costs

Service costs increased 4.1% for each of the three and six months ended June 30, 2016, predominantly due to higher video programming and, to a lesser extent, greater field operating costs. Programming expenses were 4.2% and 3.5% higher for the three and six months ended June 30, 2016, respectively, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements for certain local broadcast stations and cable networks, offset in part by video customer losses since the prior year periods. Field operating costs rose 7.2% and 8.3% for the three and six months ended June 30, 2016, respectively, primarily due to higher levels of spending on fleet operations, fiber leases and, to a lesser extent, outside contractors. Service costs as a percentage of revenues were 41.1% and 41.2% for the three months ended June 30, 2016 and 2015, respectively, and 41.0% and 41.5% for the six months ended June 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses grew 7.3% for each of the three and six months ended June 30, 2016, largely as a result of greater marketing and, to a lesser extent, employee and advertising expenses. Marketing costs rose 11.2% and 11.9% for the three and six months ended June 30, 2016, respectively, principally due to expenses related to a rebranding campaign. Employee expenses grew 6.5% and 5.8% for the three and six months ended June 30, 2016, respectively, mainly due to increasing staff and compensation levels. Advertising expenses increased 20.2% and 27.5% for the three and six months ended June 30, 2016, respectively, predominantly due to new promotional activity for our advertising sales group. Selling, general and administrative expenses as a percentage of revenues were 18.8% and 18.2% for the three months ended June 30, 2016 and 2015, respectively, and 18.6% and 18.2% for the six months ended June 30, 2016 and 2015, respectively.

Management Fee Expense

Management fee expense was unchanged for the three months ended June 30, 2016, and increased 6.3% for the six months ended June 30, 2016, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% for each of the three months ended June 30, 2016 and 2015, and 2.0% for each of the six months ended June 30, 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization was 1.0% and 1.7% lower for the three and six months ended June 30, 2016, respectively, mainly due to older network assets having been fully depreciated in the prior year periods, offset in part by depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support.

Operating Income

Operating income rose 5.4% and 9.9% for the three and six months ended June 30, 2016, respectively, mainly due to the increase in revenues, offset in part by higher service costs and general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 16.6% and 15.1% for the three and six months ended June 30, 2016, respectively, due to lower average outstanding indebtedness and a lower average cost of indebtedness.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net loss on derivatives of $1.4 million and a net gain on derivatives of $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss on derivatives of $8.7 million and a net gain on derivatives of $6.1 million for the six months ended June 30, 2016 and 2015, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $1.2 million for each of the three and six months ended June 30, 2016, which represented the write-off of unamortized financing costs as a result of the repayment of Term Loan I. There was no loss on early extinguishment of debt for each of the three and six months ended June 30, 2015.

Other Expense, Net

Other expense, net, was $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, substantially representing revolving credit commitment fees. Other expense, net, was $0.9 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $39.6 million and $38.5 million for the three months ended June 30, 2016 and 2015, respectively, and $74.3 million and $72.1 million for the six months ended June 30, 2016 and 2015, respectively.

OIBDA

OIBDA grew 3.0% and 5.4% for the three and six months ended June 30, 2016, respectively, as the increase in revenues was partly offset by increases in service costs and selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2016, our near-term liquidity requirements included term loan principal repayments of $16.6 million over the next twelve months. As of the same date, our sources of liquidity included $10.3 million of cash and $194.5 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to approximately $164.3 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to access these markets in the future, as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $169.5 million for the six months ended June 30, 2016, primarily due to OIBDA of $196.5 million and, to a much lesser extent, the $11.4 million net change in our operating assets and liabilities, offset in part by interest expense of $40.5 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable to affiliates of $6.9 million and in accounts payable, accrued expenses and other liabilities of $4.0 million, a decrease in accounts receivable, net, of $3.4 million and an increase in deferred revenue of $1.3 million, offset in part by an increase in prepaid expenses and other assets of $4.0 million.

Net cash flows provided by operating activities were $147.1 million for the six months ended June 30, 2015, primarily due to OIBDA of $186.4 million and, to a much lesser extent, the $5.5 million net change in operating assets and liabilities, offset in part by interest expense of $47.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable to affiliates of $8.4 million, in accounts payable, accrued expenses and other current liabilities of $7.8 million and in deferred revenue of

$1.2 million, offset in part by increases in accounts receivable, net, of $7.3 million and in prepaid expenses and other assets of $4.7 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $88.9 million for the six months ended June 30, 2016, substantially comprising $87.4 million of capital expenditures and a net change in accrued property, plant, and equipment of $1.7 million.

Net cash flows used in investing activities were $74.6 million for the six months ended June 30, 2015, substantially comprising $75.2 million of capital expenditures and $1.6 million of acquisitions of intangible assets, slightly offset by a net change in accrued property, plant and equipment of $2.2 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Customer premise equipment	$39,388	$39,708	$(320)
Enterprise networks	5,005	4,734	271
Scalable infrastructure	17,904	10,718	7,186
Line extensions	6,790	2,876	3,914
Upgrade / rebuild	11,746	10,055	1,691
Support capital	6,525	7,139	(614)
Total capital expenditures	$87,358	$75,230	$12,128

The increase in capital expenditures largely reflects greater investments in next-generation HSD network equipment, the expansion of our network, largely for new commercial passings and greater deployment of wireless home gateways, offset in part by lower spending on advanced video set-tops.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $80.7 million for the six months ended June 30, 2016, comprising approximately $141.8 million of net repayments under our bank credit facility, $9.0 million of dividend payments on preferred members’ interest and $5.4 million of capital distributions from our parent, MCC, offset in part by $75.0 million of capital contributions from our parent, MCC, and $0.4 million of other financing activities.

Net cash flows used in financing activities were $70.0 million for the six months ended June 30, 2015, comprising $60.0 million of net repayments under our bank facility, $9.0 million of dividend payments on preferred members’ interest and $1.0 million of other financing activities.

Capital Structure

As of June 30, 2016, our total indebtedness was $1.688 billion, of which approximately 65% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended June 30, 2016, we paid cash interest of $38.1 million, net of capitalized interest.

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million principal amount outstanding of the previously existing Term Loan I under our existing bank credit facility, funded by borrowings of $170.6 million under our revolving credit commitments and $75.0 million of capital contributions by our parent, MCC.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of June 30, 2016, we maintained a $1.392 billion bank credit facility (the “credit facility”), comprising $1.024 billion of term loans with maturities ranging from January 2021 to June 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.9 to 1.0 and an interest coverage ratio of 3.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of June 30, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.7%.

Senior Notes

As of June 30, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6⅜% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2016, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 4.3 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

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

The following table updates scheduled debt maturities and interest expense under our previously disclosed contractual obligations and commercial commitments for the five years subsequent to December 31, 2015 and thereafter to per the items noted in “Liquidity and Capital Resources – Capital Structure – 2016 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements (dollars in thousands):

	Scheduled Debt Maturities	Interest Expense (1)	Total
January 1, 2016 to December 31, 2016	$16,575	$76,216	$92,791
January 1, 2017 to December 31, 2018	33,150	150,803	183,953
January 1, 2019 to December 31, 2020	255,900	130,614	386,514
Thereafter	1,449,125	53,092	1,502,217
Total cash obligations	$1,754,750	$410,725	$2,165,475

(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2015, adjusted to reflect the $75.0 million capital contribution from parent noted in “2016 Financing Activity,” and the average interest rates applicable under such debt obligations.  Interest expense amounts are net of amounts capitalized.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2016.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2016.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 5, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 5, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements