Form 10-Q
period 2016-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2016-11-04
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$9,964	$10,442
Accounts receivable, net of allowance for doubtful accounts of $4,559 and $3,627	67,307	69,743
Prepaid expenses and other current assets	14,175	11,347

Total current assets	91,446	91,532

Property, plant and equipment, net of accumulated depreciation of $1,626,778 and $1,589,422	807,146	783,653
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $3,871 and $3,054	5,530	8,995

Total assets	$2,276,975	$2,257,033

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$162,128	$151,929
Accounts payable - affiliates	11,906	10,690
Deferred revenue	39,653	37,904
Current portion of long-term debt	16,575	19,075

Total current liabilities	230,262	219,598
Long-term debt, net (less current portion)	1,622,988	1,790,443
Other non-current liabilities	4,414	1,531

Total liabilities	1,857,664	2,011,572

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital distributions	(36,558)	(105,493)
Retained earnings	305,869	200,954

Total member’s equity	269,311	95,461

Total liabilities, preferred members’ interest and member’s equity	$2,276,975	$2,257,033

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$258,699	$245,414	$770,285	$731,499
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	106,127	101,208	316,015	302,738
Selling, general and administrative expenses	50,600	47,735	145,701	136,373
Management fee expense	5,350	4,750	15,450	14,250
Depreciation and amortization	37,254	36,000	108,157	108,126

Operating income	59,368	55,721	184,962	170,012
Interest expense, net	(19,240)	(23,639)	(59,781)	(71,374)
Gain (loss) on derivatives, net	4,365	(4,886)	(4,313)	1,165
Loss on early extinguishment of debt (Note 6)	—	—	(1,156)	—
Other expense, net	(383)	(361)	(1,297)	(897)

Net income	$44,110	$26,835	$118,415	$98,906
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(13,500)	(13,500)

Net income applicable to member	$39,610	$22,335	$104,915	$85,406

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,415	$98,906
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	108,157	108,126
Loss (gain) on derivatives, net	4,313	(1,165)
Loss on early extinguishment of debt (Note 6)	1,156	—
Amortization of deferred financing costs	4,325	5,219
Changes in assets and liabilities:
Accounts receivable, net	2,436	(10,611)
Prepaid expenses and other assets	(1,984)	(4,349)
Accounts payable, accrued expenses and other current liabilities	10,425	13,132
Accounts payable - affiliates	1,114	11,396
Deferred revenue	1,749	1,182
Other non-current liabilities	(94)	2

Net cash flows provided by operating activities	$250,012	$221,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(131,480)	$(111,386)
Change in accrued property, plant and equipment	(503)	519
Proceeds from sale of assets	159	139
Acquisition of other intangible assets	—	(1,559)

Net cash flows used in investing activities	$(131,824)	$(112,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$328,431	$163,625
Repayment of bank debt	(503,181)	(259,125)
Capital contributions from parent (Notes 6 and 8)	75,000	—
Capital distributions to parent (Note 8)	(6,175)	—
Dividend payments on preferred members’ interest (Note 7)	(13,500)	(13,500)
Financing costs	—	(89)
Other financing activities	759	(210)

Net cash flows used in financing activities	$(118,666)	$(109,299)

Net change in cash	(478)	252
CASH, beginning of period	10,442	9,452

CASH, end of period	$9,964	$9,704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$53,906	$58,662

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations, financial position, and cash flows for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2016.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.8 million and $5.4 million for the three months ended September 30, 2016 and 2015, respectively, and $17.6 million and $17.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. We do not expect this guidance will have a material impact on our financial position, operations or cash flows.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015. We reclassified $15.4 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of September 30, 2016 in accordance with such guidance. We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 6.

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We adopted this new guidance as of January 1, 2016 and determined that there was not a material impact to our operations.

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

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Clarification of Certain Cash Receipts and Cash Payments. (“ASU 2016-15”). Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect ASU 2016-15 will have a material impact on financial position, operations or cash flows upon adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$6,190	$—	$6,190

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,818	$—	$1,818
Liabilities
Interest rate exchange agreements	$—	$3,695	$—	$3,695

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

As of September 30, 2016, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $3.2 million, a long-term liability in other non-current liabilities of $3.0 million and no current or long-term assets. As of December 31, 2015, we recorded a long-term asset of $1.8 million, a current liability in accounts payable, accrued expenses and other current liabilities of $3.7 million, and no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $4.4 million and a net loss of $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss on derivatives of $4.3 million and a net gain on derivatives of $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Cable systems, equipment and customer devices	$2,313,090	$2,250,245
Vehicles	42,800	41,924
Buildings and leasehold improvements	36,262	35,870
Furniture, fixtures and office equipment	33,931	37,128
Land and land improvements	7,841	7,908

Property, plant and equipment, gross	$2,433,924	$2,373,075
Accumulated depreciation	(1,626,778)	(1,589,422)

Property, plant and equipment, net	$807,146	$783,653

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Accounts payable - trade	$36,638	$36,788
Accrued programming costs	27,615	26,347
Accrued taxes and fees	16,485	16,720
Advance customer payments	15,142	13,274
Accrued interest	14,705	12,457
Accrued payroll and benefits	14,650	13,308
Accrued service costs	8,679	7,871
Accrued property, plant and equipment	8,288	8,791
Bank overdrafts (1)	5,376	4,617
Liabilities under interest rate exchange agreements	3,212	3,695
Accrued telecommunications costs	783	986
Other accrued expenses	10,555	7,075

Accounts payable, accrued expenses and other current liabilities	$162,128	$151,929

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Bank credit facility	$1,155,000	$1,329,750
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,655,000	$1,829,750
Less: current portion	16,575	19,075

Total long-term debt, gross (less current portion)	$1,638,425	$1,810,675
Less: deferred financing costs, net	15,437	20,232

Total long-term debt, net (less current portion)	$1,622,988	$1,790,443

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million balance of Term Loan I under our bank credit facility, that was funded by borrowings of $170.6 million under our revolving credit commitments and $75.0 million of capital contributions by our parent, MCC. On the same date, MCC received the $75.0 million of capital contributions from Mediacom LLC. We recorded a loss on early extinguishment of debt of $1.2 million for the nine months ended September 30, 2016, which represented the write-off of certain unamortized financing costs as a result of the repayment of Term Loan I.

Bank Credit Facility

As of September 30, 2016, we maintained a $1.388 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;

•	$145.8 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;

•	$580.5 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;

•	$293.3 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

As of September 30, 2016, we had $223.4 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to approximately $135.4 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. All outstanding debt under the credit facility may be prepaid, at our option, at par any time prior to maturity. As of September 30, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2016 and 2015, respectively. As of September 30, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of September 30, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. The indentures governing our senior notes (the “indentures”) provide for early redemption of the senior notes, at our option, at the prices and subject to the terms specified in the indentures. Our senior notes are unsecured obligations, and the indentures limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through September 30, 2016, we were in compliance with all covenants under the indentures.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015. We reclassified $15.4 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of September 30, 2016 in accordance with such guidance. We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 2.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
5 1⁄2% senior notes due 2021	$208,000	$191,500
6 3⁄8% senior notes due 2023	318,000	291,750

Total senior notes	$526,000	$483,250

Bank credit facility	$1,160,820	$1,317,990

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the PMI during each of the three months ended September 30, 2016 and 2015, and $13.5 million during each of the nine months ended September 30, 2016 and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received $75.0 million in capital contributions from parent and made $6.2 million in capital distributions to parent during the nine months ended September 30, 2016. We had no capital contributions from parent, nor any capital distributions to parent, during the nine months ended September 30, 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $5.4 million and $4.8 million, respectively, for the three months ended September 30, 2016 and 2015, and $15.5 million and $14.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2016 and 2015, and with our annual report on Form 10-K for the year ended December 31, 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, also known as video customers. As of September 30, 2016, we served approximately 466,000 video customers, 636,000 high-speed data (“HSD”) customers and 257,000 phone customers, aggregating 1.36 million primary service units (“PSUs”). As of the same date, we served 744,000 unique residential and business customer relationships.

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. Our next-generation, multi-room set-top gives customers the same stored content on multiple televisions in their home and a cloud-based, graphically-rich TiVo guide, with Netflix, YouTube, Pandora and other popular apps, advanced search functionality, in-home video streaming to personal devices and the ability to download certain content to their mobile devices for viewing outside of their home. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. Based upon the speeds we offer we believe our HSD service is generally superior to DSL offerings in our service areas. As consumers’ bandwidth requirements have dramatically increased in the past few years, a trend many industry experts expect to continue, we believe our ability to currently offer downstream speeds of up to 150Mbps across substantially all of our markets gives us a competitive advantage compared to the DSL service offered by the local telephone companies. We expect to continue to grow HSD revenues through residential unit growth and more customers taking faster speed tiers.

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

Actual Results of Operations

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$258,699	$245,414	5.4%	$770,285	$731,499	5.3%
Costs and expenses:
Service costs	106,127	101,208	4.9%	316,015	302,738	4.4%
Selling, general and administrative expenses	50,600	47,735	6.0%	145,701	136,373	6.8%
Management fee expense	5,350	4,750	12.6%	15,450	14,250	8.4%
Depreciation and amortization	37,254	36,000	3.5%	108,157	108,126	0.0%

Operating income	59,368	55,721	6.5%	184,962	170,012	8.8%
Interest expense, net	(19,240)	(23,639)	(18.6%)	(59,781)	(71,374)	(16.2%)
Gain (loss) on derivatives, net	4,365	(4,886)	NM	(4,313)	1,165	NM
Loss on extinguishment of debt	—	—	NM	(1,156)	—	NM
Other expense, net	(383)	(361)	NM	(1,297)	(897)	NM

Net income	$44,110	$26,835	64.4%	$118,415	$98,906	19.7%

OIBDA	$96,622	$91,721	5.3%	$293,119	$278,138	5.4%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
OIBDA	$96,622	$91,721	5.3%	$293,119	$278,138	5.4%
Depreciation and amortization	(37,254)	(36,000)	3.5%	(108,157)	(108,126)	0.0%

Operating income	$59,368	$55,721	6.5%	$184,962	$170,012	8.8%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Video	$112,188	$112,038	0.1%	$339,038	$340,718	(0.5%)
HSD	83,482	74,500	12.1%	245,826	218,196	12.7%
Phone	14,625	14,923	(2.0%)	43,842	45,415	(3.5%)
Business services	35,639	32,495	9.7%	104,623	94,912	10.2%
Advertising	12,765	11,458	11.4%	36,956	32,258	14.6%

Total revenues	$258,699	$245,414	5.4%	$770,285	$731,499	5.3%

Average total monthly revenue per customer relationship (1)	$116.14	$113.15	2.6%	$115.97	$113.44	2.2%

	September 30,
	2016	2015	% Change
Video customers	466,000	482,000	(3.3%)
HSD customers	636,000	593,000	7.3%
Phone customers	257,000	233,000	10.3%

Primary service units (PSUs)	1,359,000	1,308,000	3.9%

Customer relationships	744,000	723,000	2.9%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 5.4% and 5.3% for the three and nine months ended September 30, 2016, respectively, primarily due to greater HSD and, to a lesser extent, business services and advertising revenues.

Video

Video revenues increased 0.1% for the three months ended September 30, 2016, mainly due to rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sport networks, and more customers taking our advanced video services, mostly offset by a lower residential video customer base compared to the prior year period. Video revenues decreased 0.5% for the nine months ended September 30, 2016, principally due to a lower residential video customer base compared to the prior year period, mostly offset by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sport networks, and more customers taking our advanced video services. We lost 6,000 and 14,000 video customers during the three and nine months ended September 30, 2016, respectively, compared to decreases of 12,000 and 18,000 video customers in the comparable prior year periods. As of September 30, 2016, we served 466,000 video customers, or 31.0% of estimated homes passed, and 36.5% of our video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues rose 12.1% and 12.7% for the three and nine months ended September 30, 2016, respectively, largely due to more customers paying higher rates for faster speed tiers and a greater residential HSD customer base compared to the prior year periods. We gained 8,000 and 31,000 HSD customers during the three and nine months ended September 30, 2016, respectively, compared to increases of 8,000 and 29,000 HSD customers in the comparable prior year periods. As of September 30, 2016, we served 636,000 HSD customers, or 42.3% of estimated homes passed, and 40.0% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 2.0% and 3.5% for the three and nine months ended September 30, 2016, respectively, primarily due to greater levels of discounted pricing, offset in part by a greater residential phone customer base compared to the prior year periods. We gained 7,000 and 18,000 phone customers during the three and nine months ended September 30, 2016, respectively, compared to increases of 5,000 and 15,000 phone customers in the comparable prior year periods. As of September 30, 2016, we served 257,000 phone customers, or 17.1% of estimated homes passed.

Business Services

Business services revenues grew 9.7% and 10.2% for the three and nine months ended September 30, 2016, respectively, principally due to a greater small- to medium-sized business customer base compared to the prior year periods.

Advertising

Advertising revenues rose 11.4% and 14.6% for the three and nine months ended September 30, 2016, mainly due to higher levels of political advertising.

Costs and Expenses

Service Costs

Service costs increased 4.9% and 4.4% for the three and nine months ended September 30, 2016, respectively, principally due to higher video programming costs. Programming costs were 5.7% and 4.2% higher for the three and nine months ended September 30, 2016, respectively, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a lower video customer base compared to the prior year periods. Service costs as a percentage of revenues were 41.0% and 41.2% for the three months ended September 30, 2016 and 2015, respectively, and 41.0% and 41.4% for the nine months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses grew 6.0% and 6.8% for the three and nine months ended September 30, 2016, respectively, mainly as a result of greater marketing, employee and bad debt expenses and, for the nine months ended September 30, 2016, advertising expenses. Marketing costs rose 10.3% and 11.3% for the three and nine months ended September 30, 2016, respectively, principally due to expenses related to a rebranding campaign and, to a lesser extent, the marketing of our business services. Employee costs increased 3.7% and 5.1% for the three and nine months ended September 30, 2016, respectively, mainly due to increased staff and compensation levels. Bad debt expenses grew 15.0% and 9.2% for the three and nine months ended September 30, 2016, respectively, largely due to the aging of business customer accounts. Advertising expenses rose 21.7% for the nine months ended September 30, 2016, predominantly due to new promotional activity for our advertising sales group. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 19.5% for the three months ended September 30, 2016 and 2015, respectively, and 18.9% and 18.6% for the nine months ended September 30, 2016 and 2015, respectively.

Management Fee Expense

Management fee expense grew 12.6% and 8.4% for the three and nine months ended September 30, 2016, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.1% and 1.9% for the three months ended September 30, 2016 and 2015, respectively, and 2.0% and 1.9% for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and Amortization

Depreciation and amortization was 3.5% higher and essentially flat for the three and nine months ended September 30, 2016, respectively, as depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support were offset in part by long-lived network assets having been fully depreciated in the prior year periods.

Operating Income

Operating income rose 6.5% and 8.8% for the three and nine months ended September 30, 2016, respectively, mainly due to the increase in revenues, offset in part by higher service costs and general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 18.6% and 16.2% for the three and nine months ended September 30, 2016, respectively, due to lower average outstanding indebtedness and a lower average cost of indebtedness.

Gain (Loss) on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net gain on derivatives of $4.4 million and a net loss on derivatives of $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss on derivatives of $4.3 million and a net gain on derivatives of $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $1.2 million for the nine months ended September 30, 2016, which represented the write-off of unamortized financing costs as a result of the repayment of Term Loan I. There was no loss on early extinguishment of debt for the three months ended September 30, 2016, and the three and nine months ended September 30, 2015.

Other Expense, Net

Other expense, net, was $0.4 million for each of the three months ended September 30, 2016 and 2015, respectively, representing $0.3 million of revolving credit commitment fees and $0.1 million of other fees.

Other expense, net, was $1.3 million for the nine months ended September 30, 2016, representing $1.2 million of revolving credit commitment fees and $0.1 million of other fees, and $0.9 million for the nine months ended September 30, 2015, representing $0.8 million of revolving credit commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $44.1 million and $26.8 million for the three months ended September 30, 2016 and 2015, respectively, and $118.4 million and $98.9 million for the nine months ended September 30, 2016 and 2015, respectively.

OIBDA

OIBDA grew 5.3% and 5.4% for the three and nine months ended September 30, 2016, respectively, as the increase in revenues was partly offset by increases in service costs and selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of September 30, 2016, our near-term liquidity requirements included term loan principal repayments of $16.6 million over the next twelve months. As of the same date, our sources of liquidity included $10.0 million of cash and $223.4 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to approximately $135.4 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $250.0 million for the nine months ended September 30, 2016, primarily due to OIBDA of $293.1 million and, to a much lesser extent, the $13.6 million net change in our operating assets and liabilities, offset in part by interest expense of $59.8 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses and other liabilities of $10.4 million, and in deferred revenue of $1.7 million, and in accounts payable to affiliates of $1.1 million and a decrease in accounts receivable, net, of $2.4 million, offset in part by an increase in prepaid expenses and other assets of $2.0 million.

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

Net cash flows used in investing activities were $131.8 million for the nine months ended September 30, 2016, substantially comprising $131.5 million of capital expenditures.

Net cash flows used in investing activities were $112.3 million for the nine months ended September 30, 2015, substantially comprising $111.4 million of capital expenditures and $1.6 million of acquisitions of other intangible assets.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Customer premise equipment	$57,207	$56,746	$461
Enterprise networks	8,165	7,287	878
Scalable infrastructure	25,824	16,702	9,122
Line extensions	10,767	4,518	6,249
Upgrade / rebuild	18,214	15,848	2,366
Support capital	11,303	10,285	1,018

Total capital expenditures	$131,480	$111,386	$20,094

The increase in capital expenditures largely reflects greater investments in next-generation HSD network equipment, the expansion of our network, largely for new commercial passings, and, to a lesser extent, greater deployment of wireless home gateways, offset in part by lower spending on advanced video set-tops.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $118.7 million for the nine months ended September 30, 2016, substantially comprising approximately $174.8 million of net repayments under our bank credit facility, $13.5 million of dividend payments on preferred members’ interest and $6.2 million of capital distributions to our parent, MCC, offset in part by $75.0 million of capital contributions from our parent, MCC.

Net cash flows used in financing activities were $109.3 million for the nine months ended September 30, 2015, substantially comprising $95.5 million of net repayments under our bank credit facility and $13.5 million of dividend payments on preferred members’ interest.

Capital Structure

As of September 30, 2016, our total indebtedness was $1.655 billion, of which approximately 66% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the nine months ended September 30, 2016, we paid cash interest of $53.9 million, net of capitalized interest.

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million principal amount outstanding of the previously existing Term Loan I under our bank credit facility, funded by borrowings of $170.6 million under our revolving credit commitments and $75.0 million of capital contributions by our parent, MCC.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of September 30, 2016, we maintained a $1.388 billion bank credit facility (the “credit facility”), comprising $1.020 billion of term loans with maturities ranging from January 2021 to June 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.9 to 1.0 and an interest coverage ratio of 3.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of September 30, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of September 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of September 30, 2016, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through September 30, 2016, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 4.3 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

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

Contractual Obligations and Commercial Commitments

Other than scheduled debt maturities and interest expense, which were updated in our quarterly report on Form 10-Q for the three and six months ended June 30, 2016, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, refer to our annual report on Form 10-K for the year ended December 31, 2015.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2016, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2016.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2016.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 4, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 4, 2016	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Notes to Consolidated Financial Statements