Form 10-K
period 2016-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2017-03-03
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

MEDIACOM BROADBAND LLC

2016 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2016. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•

increased levels of competition from direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, providers of over-the-top video, and other services that compete for our customers;

•	lower demand for our services from existing and potential residential and business customers due to increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;

•

an acceleration in bandwidth consumption by high-speed data customers at rates greater than current expectations, which could require unplanned network investments and meaningfully increase our capital expenditures;

•	our ability to continue to grow our business services customer base, and associated revenues, which has continued to make increasing contributions to our results of operations;

•

our ability to realize the anticipated benefits from the major initiatives under MCC’s plan for approximately $1 billion in total capital expenditures during the three years ending December 31, 2018, as further described in this Annual Report;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2016 and other reports or documents that we file from time to time with the SEC.

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

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”). MCC is the fifth largest cable operator in the U.S., serving almost 1.4 million residential and business customer relationships in smaller markets primarily in the Midwest and Southeast. MCC offers a wide array of information, communications and entertainment services to households and businesses, including video, high-speed data (“HSD”), phone, and home security and automation. Through Mediacom Business, MCC provides scalable broadband communications solutions to commercial and public sector customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2016, MCC’s cable systems passed an estimated 2.8 million homes and served approximately 828,000 video customers, 1,156,000 HSD customers and 479,000 phone customers, aggregating 2.5 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso and related parties is the sole shareholder of MCC, a C corporation. Mr. Commisso is MCC’s founder, Chairman and Chief Executive Officer. MCC manages us pursuant to management agreements with our operating subsidiaries. See Note 9 in our Notes to Consolidated Financial Statements.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2016, our cable systems passed an estimated 1.5 million homes and served approximately 463,000 video customers, 643,000 HSD customers and 264,000 phone customers, aggregating 1.4 million PSUs. As of the same date, our cable systems served 754,000 residential and business customer relationships.

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

Recent Developments

MCC’s Capital Plan

In 2016, MCC announced a plan for approximately $1 billion of total capital expenditures to be made by us and Mediacom LLC during the three years ending December 2018 (“MCC’s Capital Plan”). Among the planned initiatives under MCC’s Capital Plan include:

-

“Project Gigabit,” a wide-scale deployment of next-generation DOCSIS 3.1 technology that allows the provisioning of 1 gigabit per second (“Gbps”) HSD service to substantially all of MCC’s homes passed;

-

“Project Open Road,” which will connect over 70,000 new commercial locations that contain multiple potential customers in an effort to continue to grow business services revenues at an accelerated rate;

-	Residential line extensions resulting in at least 50,000 additional homes passed; and

-	Development of community Wi-Fi access points throughout high-traffic commercial and public areas.

During the year ended December 31, 2016, MCC made an aggregate $335.2 million of capital expenditures, of which $179.9 million was invested by us. We expect similar levels of capital investments by us and MCC over each of the next two years, with our portion of the initiatives outlined above approximating a level that is commensurate with our capital expenditures as a percentage of MCC’s total capital expenditures. We have already made meaningful progress under MCC’s Capital Plan, including the recent announcement that MCC has become the first major U.S. cable company to have fully installed the necessary equipment to transition to the DOCSIS 3.1 platform. We believe these initiatives will allow us to continue to improve our competitive position for both residential and business services customers in our markets, with additional future revenue and cash flow growth driven by incremental gains in market share than we would have experienced otherwise.

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2016	2015	2014	2013	2012
Estimated homes passed (1)	1,504,000	1,496,000	1,499,000	1,495,000	1,493,000
Video
Video customers (2)	463,000	480,000	500,000	528,000	558,000
Video penetration (3)	30.8%	32.1%	33.4%	35.3%	37.4%
High Speed Data
HSD customers (4)	643,000	605,000	564,000	534,000	505,000
HSD penetration (5)	42.8%	40.4%	37.6%	35.7%	33.8%
Phone
Phone customers (6)	264,000	239,000	218,000	207,000	190,000
Phone penetration (7)	17.6%	16.0%	14.5%	13.8%	12.7%
Primary Service Units (PSUs)
PSUs (8)	1,370,000	1,324,000	1,282,000	1,269,000	1,253,000
PSU penetration (9)	91.1%	88.5%	85.5%	84.9%	83.9%
Customer Relationships
Customer relationships (10)	754,000	732,000	710,000	710,000	708,000

(1)

Estimated homes passed represent the number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines, based on best available information.

(2)

Represents customers receiving video service. Business services video customers that are billed on a bulk basis are converted into equivalent video customers by dividing their associated revenues by the applicable full-price residential video rate, which is generally consistent with the methodology used in determining payments made to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(3)	Represents video customers as a percentage of estimated homes passed.
(4)

Represents customers receiving HSD service. Small- to medium-sized business HSD customers are converted to equivalent HSD customers by dividing their associated revenues by the applicable full-price residential HSD rate. Medium- to large-sized business customers who take our enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(5)	Represents HSD customers as a percentage of estimated homes passed.
(6)

Represents customers receiving phone service. Small- to medium-sized business phone customers are converted to equivalent phone customers by dividing their associated revenues by the applicable full-price residential phone rate. Customers who take our IP-enabled voice trunk service are not counted as phone customers. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents phone customers as a percentage of estimated homes passed.
(8)	Represents the sum of video, HSD and phone customers.
(9)	Represents PSUs as a percentage of our estimated homes passed.
(10)	Represents the total number of residential and business customers that receive at least one service, without regard to the amount of or which service(s) customers purchase.

Services

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms, and offer home security and automation services to residential customers.

Our services are typically offered on a subscription basis, with installation fees, monthly rates and related charges associated with the services, equipment and features customers choose. We generally offer discounted packages for new customers, and for those who take multiple services. Customers are typically billed in advance on a monthly basis, and additional charges may apply for installation and other one-time items. Residential customers are generally not subject to minimum-term contracts, while substantially all of our business services customers are under contracts that typically have 3 to 7 year terms.

Our Service Areas

Approximately 75% of our homes passed are in the top 110 television markets in the United States, or designated market areas (“DMAs”), substantially all of which rank between the 65th and 110th largest.

Our largest markets are:

•	Des Moines and Cedar Rapids, Iowa;

•	The Quad Cities area in Illinois and Iowa, comprising Bettendorf, Davenport, East Moline, Moline and Rock Island;

•	Springfield, Jefferson City and Columbia, Missouri; and

•	Columbus, Albany and Valdosta, Georgia.

Residential Services

We market our residential services individually and in bundled packages, with discounts generally available for the subscription to bundled packages or other combinations of services. As of December 31, 2016, approximately 57% of our residential customers took two or more of our services, including about 25% that took all three.

Video

We offer a wide variety of video services, with multiple packages, tiers and equipment options to appeal to a variety of customer preferences and demographics. Residential video customers are charged a monthly fee that varies depending on the level of video service and equipment taken, with additional revenues generated from one-time installation expenses, video-on-demand (“VOD”) fees and other ancillary purchases.

Our residential video customers receive, at a minimum, a limited basic tier that includes local broadcast stations and public, government and leased access channels, with additional packages and tiers available that include national cable networks and regional sports networks, foreign-language and international programming, digital music channels and other specialty programming. Video customers may also subscribe to premium network programming from HBO, Showtime, Starz and Cinemax that provides commercial-free original programming, movies, live and taped sporting events and concerts, and other special events. We have recently introduced “skinny bundles” as a value proposition to video customers that do not require certain national and regional sports networks, but seek a lower cost option that offers most of the non-sports content in our most popular video packages. Most of our video programming, including many titles in our VOD library, is available in a high-definition (“HD”) format that offers a higher resolution picture, improved audio quality and a wide-screen format.

Our VOD service provides video customers access to over 27,000 titles, including a wide selection of movies, national broadcast and cable network shows, music videos, and locally produced events. Most of our VOD content carries no additional charge when customers take a content package that includes the affiliated content. Special event programs, including live concerts, sporting events, and first-run movies are also available on a pay-per-view basis. Our digital video recorder (“DVR”) service allows customers to record and store content to view at their convenience, along with the ability to pause and rewind live programming.

Our video service generally requires the use of a digital set-top box (“set-top”), which typically provides an interactive, on-screen program guide and access to our VOD library. A rapidly increasing number of our video customers take our next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with integrated access and search functionality to certain Internet-based, or “over-the-top,” (“OTT”) video services such as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. In 2017, we plan to introduce a new, lower-cost, IP set-top that offers the TiVo guide and OTT video services, but without the required equipment for DVR service.

We also enable video customers to watch certain programming on personal devices connected to the Internet connection, whether in or outside their home, which we refer to as “TV Everywhere.” Our video customers currently have access to online content for up to 76 channels, and we plan to further expand our “TV Everywhere” line-up in 2017. Our video customers that take a set-top with the TiVo guide may also remotely view programming listings and schedule and manage DVR recordings remotely through our mobile apps and online portal.

HSD

We offer high-speed Internet access to suit the requirements of our HSD customers, with minimum downstream speeds of 60 megabits per second (“Mbps”), and packages available that provide downstream speeds up to 200 Mbps. Through Project Gigabit, we have installed the necessary equipment to transition substantially all our homes passed to the DOCSIS 3.1 platform, which will allow us to introduce packages offering speeds of up to 1 Gbps across most of our markets in 2017. We will also deploy community Wi-Fi access points throughout high-traffic commercial and public areas in our markets, which we believe will add additional value for our HSD customers.

Our residential HSD customers are charged a monthly fee that varies depending on the speeds and usage allowance associated with their level of HSD service. Our residential HSD service requires a modem, which most of our customers lease from us for a monthly fee. We also offer wireless gateways that combine a modem with a wireless router and phone adapter for an additional monthly fee, which ensures the performance of multiple personal devices used at the same time.

Phone

Our residential phone customers enjoy unlimited nationwide calling and other popular features, including Caller ID, call waiting, call forwarding, three-way calling and, for those who also take our video service, the ability to receive Caller ID information on the customer’s television. Residential phone customers are charged a monthly fee, with voicemail services, directory assistance and international calling plans made available for an additional fee. Our residential phone service requires equipment that is either included in the wireless gateway taken by many customers that take both HSD and phone service, or is typically leased by our customers for a monthly fee.

Business Services

Mediacom Business provides SMB customers video, HSD and phone services similar to those offered to our residential customers, along with a multi-line phone service, music services and other features. We also furnish custom fiber solutions, with transmission speeds up to 10 Gbps, for medium- and large-sized businesses and institutions, with IP-enabled trunk-based voice services, and point-to-point, multi-point wide area, and local area network solution. We also supply high-capacity fiber transport and dedicated Internet access to national and regional carriers to support cell tower backhaul, Ethernet and regional transport. Our initiation of “Project Open Road” will extend our network to tens of thousands of new commercial locations that contain multiple businesses, in an effort to sustain or accelerate our rate of growth in business services revenues.

Advertising

We sell advertising and production services to local, regional and national customers under our OnMedia brand. As part of the programming agreements with national cable networks, we generally receive an allocation of scheduled advertising time, typically two minutes per hour, and insert commercials during this allotted time. Our local sales team generally sells the placement of advertising and, in certain markets, we have entered into agreements with other cable operators in the same DMA where we sell advertising on behalf of these other operators, or vice versa, facilitating customers’ ability to purchase local advertising in multiple markets. We also sell digital ad placement and other media services as an extension of our advertising business.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, door-to-door field technician sales, and an e-commerce site. Customers are directed to our inbound call centers or website through various forms of advertising, including television advertising on our own cable systems. Mediacom Business has a dedicated sales force and outbound telemarketing, and we have several relationships with third-party agents who sell our services. Xtream is our marketing brand for bundled packages that include video with DVR service and set-tops with the TiVo guide, HSD with a wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has positively influenced the market’s perception of our products and services, and has driven higher levels of sales activity.

Customer Care

We continue to make investments that improve the reliability and quality of our services to enhance our customers’ experience. Our field operations team focuses on providing a quality experience during installation and service calls, with the goal of resolving any technical issues on the first attempt. We offer 30 minute arrival windows and evening and weekend availability for installation and service calls to provide more convenient scheduling for our customers. Field activity is scheduled and routed seamlessly with remote dispatching and workflow management and GPS systems that facilitate on-time arrival for customer appointments. Our technicians are equipped with diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time.

Our customer care group has multiple contact centers with dedicated customer service, sales, and technical support representatives available at all times, and our virtual contact center allows us to manage resources efficiently and effectively function as a single, unified call center. Our website and mobile applications allow customers to manage their billing account, utilize self-help tools and schedule appointments. Customers who are seeking to speak to an agent for further assistance may use the “call back” feature where our technical staff will call the customer when available, eliminating the need for excessive wait times. We maintain a strong presence on many social networking websites and message boards, including Facebook and Twitter, allowing us the ability to be more proactive in customer service, along with providing customers another point of contact.

Technology

Our services are delivered through a fiber-rich, technologically-advanced, route-diverse network that consists of a national backbone; large-scale, centralized platforms; regional networks and headends; neighborhood nodes; and last-mile connectivity to customer homes or businesses. We utilize an IP ring architecture that minimizes service outages through its redundant design, and our network operations center supports and continuously monitors our network. We believe our network infrastructure provides several advantages over most of our competitors, including significantly more bandwidth capacity, greater reliability and higher quality of service.

Our national backbone is connected to leading carriers, with a presence in several major carrier hotels, and allows us to introduce new services across all our markets and realize greater economic efficiencies and scale. Our national backbone connects centralized platforms that control video content delivery, HSD and phone services, provisioning, customer care and email, and provides access to several aggregation and exchange points in our regional networks to ensure network redundancy and enhanced quality of service.

The last-mile connectivity is delivered through our HFC network, transporting content via laser-fed fiber-optic cable by regional networks and headends to local nodes, and by coaxial cable from these nodes to our customers. We have installed back-up power supplies that are intended to allow our services to continue to be available in the event of a commercial power outage. For certain business customers that have high-capacity requirements, we extend fiber-optic cable from the node site directly to the customer’s premise.

HSD customers have consumed rapidly increasing amounts of bandwidth over the last several years, largely driven by increased usage of OTT video, and we expect this trend to continue. To provide additional network capacity to facilitate meaningful bandwidth consumption increases, we have deployed multiple tools to recapture bandwidth and optimize our network to allow for faster HSD speeds and greater levels of capacity. In substantially all of our markets, we have converted video service to an “all-digital” delivery platform, freeing up spectrum that was previously used to deliver analog video signals that require more capacity. We have installed the necessary equipment to transition to the DOCSIS 3.1 platform in substantially all of our markets, which allows us to use our existing network capacity in a more efficient manner. These bandwidth reclamation and optimization efforts have enabled continuing increases in the speeds and usage allowances in our HSD service packages, and we will further increase our maximum speeds to 1 Gbps in many of our markets in 2017.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes with scholarships, events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. As of December 31, 2016, we provided free video service to over 1,700 schools and free HSD service to over 200 schools, and also provided free video service to over 1,600 government buildings, libraries and not-for-profit hospitals, nearly 200 of which also receive free HSD service.

Franchises

As of December 31, 2016, we served 501 communities under non-exclusive franchises granted to us by local or state governmental authorities. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”). Our franchises typically impose numerous conditions, including requirements around construction of the cable network in certain of the franchise areas; customer service requirements; the broad categories of programming required; the provision of free service to schools and other public institutions; and the provision and funding of public access channels.    Many of the provisions of local franchises are subject to a fee based on gross revenues of specified cable services that we typically pass through directly to the customer. The Cable Act prohibits such franchise fees from exceeding 5%.

We believe that we have satisfactory relationships with our franchising communities, and have never had a franchise revoked, or had a community refuse to consent to a franchise transfer to us. The Cable Act provides comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. For more information around our franchises, see “Legislation and Regulation – State and Local Regulation – Franchise Matters.”

Sources of Supply

Programming

The programming content carried by our cable systems is generally obtained pursuant to fixed-term contracts with suppliers whose compensation is typically based on a fixed monthly fee per video customer, subject to contractual escalations. Most of our contracts are entered into directly with the programmers, but we also secure content through a programming cooperative in certain cases where we receive more favorable pricing or terms than are available to us independently. In general, we attempt to secure longer-term programming contracts, ranging from three to eight years. We also have various retransmission consent agreements that permit us to retransmit the signals of local broadcast television stations. Under FCC rules, local broadcast stations must elect, on a three-year cycle, either “must-carry” rights or “retransmission consent,” where we are not allowed to carry the station’s signals without its permission. Retransmission consent is generally conditioned upon our payment of cash fees and/or our carriage of one or more of their affiliated stations or programming networks.

Programming expenses have historically been our largest single expense item, and these costs have historically increased substantially more than the inflation rate on a per-unit basis, particularly for sports programming and retransmission consent. Consolidation among media companies and independent broadcast station groups has been significant over the past several years, and may further continue. As a result of such consolidation, many popular cable networks are owned by large media conglomerates, and many local broadcast stations are owned by large independent television broadcast groups that own, control or represent a significant number of local broadcast stations across the country and, in some cases, multiple stations in the same market.

Moreover, many of those powerful owners of programming require us to purchase their content in bundles and dictate how we offer them to our customers. Consequently, we have little or no ability to individually or selectively negotiate for networks or broadcast stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. All of these practices increase our programming expense, and while such growth in programming expenses can be offset, in whole or in part, by rate increases to our video customers, our video gross margins will continue to decline if they cannot be fully offset.

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

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops from a limited number of suppliers, principally Arris Group Inc., and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides from TiVo Inc. and Rovi Corporation. We mainly purchase cable modems from Hitron Technologies and Technicolor SA, and routers, switches and other network equipment from Cisco Systems, Casa Technology Systems and Huawei Technologies Co. Ltd.

Competition

We face competition for residential and business customers from a wide range of communication, entertainment and information services. Our residential video, HSD and phone services have historically faced, and continue to face, intense competition from existing providers in the areas of price, product offerings and service reliability. Rapid technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with ours, including OTT video and wireless Internet and phone services. Our business services generally compete with existing providers who may have a stronger foothold and customer penetration in our markets, and we continue to face a number of challengers for advertising sales.

Many of our current and potential future competitors have strong brand name recognition and significant financial resources, which may allow them to react to technological developments or changes in consumer behavior quicker than us. Recent consolidation has resulted in certain competitors becoming larger and offering additional services. AT&T’s acquisition of DirecTV in 2015 enhanced their ability to offer bundled wireline and wireless services, and facilitated their recent launch of “DirecTV Now,” an OTT video service that competes with ours. In 2016, AT&T announced a proposed merger with Time Warner Inc. which, if completed, would integrate a variety of video content with its established distribution platforms. Further consolidation may occur in the future, which may further pressure our competitive position.

Video

Direct Broadcast Satellite (“DBS”) Providers

We face our most significant competition for video customers from DBS providers, principally DirecTV, which is owned by AT&T, and DISH Network, whom offer satellite-delivered video packages and collectively have over 33 million video customers throughout the U.S., based on publicly filed information. These DBS providers offer similar video packages to ours, including certain features we may not provide including ad-skipping functionality and exclusive content such as DirecTV’s agreement with the National Football League. DBS providers also have certain other advantages over us, including a national brand and marketing platform, and greater operational efficiencies resulting from their ability to avoid certain expenses which we incur, principally franchise fees and property taxes. We believe aggressive promotional pricing and advanced customer equipment offered by these DBS providers have contributed to our historical video customer losses.

Phone Companies

Certain phone companies have built fiber-based networks that allow them to offer video service, which is then bundled with Internet, phone and, in some cases, wireless, services. As of December 31, 2016, approximately 5% and 4% of our homes passed faced wireline video competition from AT&T U-Verse and CenturyLink Prism, respectively, based on internal estimates. The video services offered by these phone companies are substantially similar to ours. In markets where phone companies do not offer wireline video service, they have typically bundled their Internet and/or phone services with a DBS video service.

Other Overbuilders

We compete with other operators known as “overbuilders” that operate under non-exclusive franchises granted by local authorities and offer video service to markets representing approximately 24% (excluding the phone companies noted above) of our homes passed. The level of competition provided by these overbuilders varies, depending on the quality of their network and services offered, but they generally market bundled packages similar to ours. Some of these competitors, including municipally-owned entities, may be granted franchises on more favorable terms than ours, or enjoy other advantages, such as exemptions from property taxes or regulatory requirements, and pole rental charges, to which we are subject. We believe there has been limited expansion of such entities in our markets in the past several years.

OTT Video

Our video service faces increasing competition from a variety of OTT video providers that offer streaming and downloading of video content over the Internet, often available for a monthly subscription priced meaningfully lower than our video service, or free of charge. These services have become increasingly accessible as technological advances have facilitated the ability of consumers to watch OTT video on their television and a variety of platforms and devices. The quality and amount of content offered by these providers continues to improve, and some OTT video services, including Netflix, Hulu and Amazon Prime Video have also recently introduced high-quality original content that is exclusive to their respective service. OTT video packages have also been recently made available, or will soon become available including DISH’s SlingTV, DirecTV Now, YouTube TV and Hulu that replicate the linear video experience and provide additional competition to our video service. Additionally, certain content providers, including HBO, Showtime and CBS, have begun selling their programming direct to consumers over the Internet, bypassing distribution by a traditional video provider and additional content providers have announced intentions to do so in 2017 and beyond.

If OTT video providers continue to add popular content, including services that offer linear video, substitution of our video services may accelerate. Additionally, because OTT video is very popular with younger demographics, there may be an increasing substitution of traditional video if newly formed households were more likely to choose one or several OTT video services as their only video provider. However, we believe most OTT video services are used to supplement traditional video, and we have facilitated their usage by integrating many third-party video services on our next-generation set-top. While increasing use of OTT video services may lead to lower demand for our VOD and, to a lesser extent, video service in general, we expect the associated bandwidth requirements will result in greater HSD customer growth and retention given our competitive position.

Other

We also face competition for our video service from over-the-air broadcast television, of which the extent of such competition for our video service is dependent on the quality and quantity of broadcast signals available through an “off-air” antenna.

HSD

Phone Companies

Our HSD service faces its most significant competition from local phone companies, including CenturyLink, AT&T and Windstream, that generally offer digital subscriber line (“DSL”) Internet service, which is limited by technical constraints to maximum speeds considerably slower than ours. These phone companies generally market their DSL service at a lower price than our HSD service, but in certain markets where they have upgraded portions of their network to allow for faster speeds, their higher-speed DSL tiers were typically available at similar or higher prices than ours.

Some phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) system that allows for Internet speeds comparable to our 60 Mbps service or fiber-to-the-home (“FTTH”) systems, which are capable of providing Internet speeds as fast as our highest speeds. AT&T and CenturyLink have upgraded their networks to FTTN delivery systems in several of our markets, and AT&T has committed to deploying FTTH service to 12.5 million nation-wide locations within four years of their 2016 acquisition of DirecTV. We do not compete with FTTH services in a meaningful number of our markets. We generally believe our markets have been a lower priority for these phone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, we may face greater competition for HSD customers if these companies were to continue, or accelerate, the deployment of fiber in markets which we compete.

Wireless Providers

We also face competition from wireless providers such as AT&T, Verizon Wireless, T-Mobile and Sprint that offer third and fourth generation, or “3G” and “4G,” wireless Internet service. While certain households or individuals with minimal bandwidth requirements may fully substitute their wireline Internet service for a wireless one, we do not believe that wireless Internet service offers a full replacement to our HSD service given higher data usage costs, slower speeds and lower reliability. However, the level of competition provided by wireless Internet services may increase in the future with the deployment of fifth generation, or “5G” technology and the recent introduction of packages with unlimited bandwidth consumption.

Other

Our HSD service also faces limited competition from other providers, including many of the overbuilders noted above, and certain municipalities and commercial entities that have built fiber networks and offer Internet service that competes with ours. In a limited number of markets outside our service area, Google has launched a FTTH service, and has announced plans to expand to additional markets. Some local governments in our footprint are considering or actively pursuing the subsidized build out of additional fiber and/or Wi-Fi networks. Our HSD service also faces competition from certain commercial venues, such as retail shopping areas, restaurants and airports that offer Wi-Fi Internet service, sometimes free of charge. If any of these providers were to significantly expand services in our markets, we would face additional competitive pressures.

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

Business Services

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. However, in recent years, we have aggressively marketed our business services and expanded our network into additional commercial areas, which have led to significant customer and revenue increases associated with business services, which we expect to continue.

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

Other Competition

We also face competition for all of our services with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home video services, console games, print media and the Internet. There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our products and services less profitable or even obsolete.

Employees

As of December 31, 2016, we had 2,445 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Recent Significant FCC Activity

HSD Regulatory Reclassification and Network Neutrality

In 2015, the FCC adopted its Open Internet Order changing the historical classification of HSD Services, commonly referred to as broadband Internet access services (“BIAS”), from lightly regulated Title I information services to telecommunications services subject to regulation under Title II of the Communications Act. Although the FCC acted to forebear enforcement of many of Title II’s provisions, the FCC may rescind any or all such forbearance at will. With the Republicans in charge of both houses of Congress and the White House, reports have circulated that legislation may be introduced to undo in whole or in part the effect of the 2015 Order. We cannot predict if such changes will be adopted or what the impact of those changes may be.

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

On October 27, 2016, the FCC adopted new privacy and data security requirements for BIAS providers pursuant to its Title II authority. These include specific disclosures and the timing of such disclosures, enhanced choice by subscribers over the use of sensitive data and data breach notification requirements. On March 1, 2017, the FCC stayed the effective date of the new rules to allow time to work with the Federal Trade Commission to create a comprehensive and consistent framework with respect to online privacy. We cannot predict if or when new rules will be issued or what effect they will have, if any, on our business.

We provide HSD services to business customers. On April 28, 2016, the FCC adopted a Tariff Investigation Order and Further Notice of Proposed Rulemaking that sought, among other things, to impose price caps on the provision of business data services. In late January 2017, a proposed order was removed from the FCC’s list on items on circulation, meaning that it could no longer be voted upon. It is unclear whether the proposed order will be reinstated, the new FCC Chairman would propose an alternative order or no order would be issued at all.

Preemption of State Restriction of Municipal-Based Broadband Systems

In a limited number of our markets, our products and services face competition from municipally owned electric utilities that have constructed telecommunications systems. Certain of the states in which we operate have adopted laws that impose conditions upon the conduct of a telecommunications business by local municipalities. For example, some states may require voter approval and prohibit cross-subsidization of the telecommunications business by electric, gas and water utility customers. In 2015, the FCC adopted a Memorandum Opinion and Order preempting certain state laws imposing restrictions or conditions upon the ability of municipal utilities in North Carolina and Tennessee to offer or expand broadband service. However, on August 10, 2016, the United States Court of Appeals for the Sixth Circuit struck down the FCC’s ban and the FCC did not to appeal.

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

As more fully discussed in the Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality section above, our HSD Service has become subject to new requirements, some of which have and others which are scheduled to take effect, regarding the collection, use and disclosure of certain customer, usage and network information.

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

Universal Service Fund

In recent years, the FCC has adopted a series of reforms to the Universal Service Fund (“USF”) support mechanism to help to make broadband available to areas that do not have or would not have broadband service. In addition, the FCC has expanded the types of services that must contribute to the USF. Since 2006, VoIP providers must contribute to the USF, and the FCC has a pending rulemaking that, if adopted, could impose fees on currently non-assessable services such as broadband Internet access.

Any increased costs resulting from having to contribute to USF, however, would increase our cost of service to consumers and that could adversely affect our business. We cannot predict how these various changes either may add costs or burdens to our existing VoIP and broadband services or how they may potentially benefit those who provide competing services.

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

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect through December 31, 2017. Through January 1, 2020, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

The Satellite Television Extension and Localism Act Reauthorization Act (“STELAR”) prohibits stations not under common ownership from engaging in joint negotiations with multichannel video programming distributors (“MVPDs”) and restricting broadcasters from generally limiting carriage of stations that are significantly viewed or otherwise entitled to carriage, and eliminating the restriction on removing or repositioning stations during certain periods of time when network ratings are assessed, known as “sweeps.” Pursuant to STELAR, in 2015 the FCC issued a Notice of Proposed Rulemaking (“NPRM”) to review the “totality of the circumstances” test applied, in part, to determine whether parties have attempted to negotiate retransmission consent in good faith and whether certain other actions should evidence bad faith. We cannot predict whether the FCC will modify its rules or the impact of any such modifications. If the FCC fails to modify its rules, such action could be seen as an endorsement of current broadcaster negotiating tactics that often introduce challenges to the negotiation of retransmission consent agreements.

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

We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing approximately 37% of our video customers receiving local broadcast stations will expire and require renegotiation prior to January 1, 2018.

Syndicated Exclusivity/Network Non-duplication/Sports Blackout

Pursuant to FCC regulations, under certain circumstances, broadcasters can bar us from carrying certain network and syndicated programming. In 2014, the FCC issued a Further NPRM to expand the record on whether it should eliminate the ability of broadcasters to impose such restrictions on us.

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

Pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010, the FCC has adopted rules that, among other things, impose certain accessibility requirements on navigation devices and digital apparatus that utilize encryption or other forms of conditional access to display video programming. Such devices must make on-screen text menus and guides for the display or selection of MVPD programming audibly accessible and make video programming accessible to individuals who are blind or visually impaired. These rules also require MVPDs to not rely solely on voice controls to activate closed captioning, establish customer notification requirements on manufacturers to publicize the availability of audible on-screen program guides, established information and documentation that must be made available to persons with disabilities and specified customer service training requirement topics for MVPDs.

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

Cable Equipment

The Cable Act and FCC regulations gave consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. In 2016, the FCC adopted an NPRM and Memorandum Opinion and Order that removed the ban on the integration of security and non-security function in set-tops and proposed new rules aimed at increasing the availability of navigation devices or apps that have the functional equivalency of set-tops from providers unaffiliated with an MVPD. To accomplish this, the FCC proposed rules requiring MVPDs to split their signal into three core information streams: (i) Service discovery: information about what programming is available to the consumer, such as the channel listing and video-on-demand lineup, and what is on those channels; (ii) Entitlements: information about what a device is allowed to do with content, such as recording; and (iii) Content delivery: the video programming itself. The FCC declined to establish standards, instead recommending that they be established by an unnamed independent open standards body. It remains unclear whether these rules, if adopted, would interfere with contractual security requirements of programming networks, impair subscriber privacy, impair or duplicate an MVPD’s ability to capture and use viewing information or otherwise adversely impact the subscriber experience. In late January 2017, a proposed order was removed from the FCC’s list of items on circulation, meaning that it could no longer be voted upon. It is unclear whether the proposed order will be reinstated, the new FCC Chairman would propose an alternative order or no order would be issued at all. Should these or similar rules ultimately be enacted, we cannot predict what reengineering of our systems would be required, if any, or the cost of implementing and providing such split streams of information. We also cannot predict whether a subscriber’s use of such alternative device or app would impair our accessibility to or the value of viewing information.

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

Digital Millennium Copyright Act

We regularly receive notices of claimed infringements by our HSD service users. The owners of copyrights have been active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider — for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements.

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

We face significant competition for our products and services from a growing number of competitors that offer a wide range of communication, entertainment and information services. Many of our competitors have, compared to us, greater financial resources, more favorable brand recognition, fewer regulatory burdens and long-standing relationships with regulatory authorities and customers. Technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with ours, including “over-the-top” (“OTT”) video, and wireless Internet and phone services.

We face significant competition for video service from:

•	DBS providers, principally DirecTV and DISH, that compete for video customers with satellite-delivered video packages throughout our footprint;

•	Phone companies, principally AT&T and CenturyLink, that offer a wireline video service substantially similar to ours in markets representing approximately 9% of our homes passed;

•	Other overbuilders offering a similar video service to ours in markets representing about 24% of our homes passed; and

•	OTT video providers that are offering increasingly comprehensive video content, including high-quality exclusive content and linear video programming packages.

Our HSD service faces its most meaningful competition from:

•

Phone companies, including CenturyLink, AT&T and Windstream, that primarily offer DSL Internet service that is typically limited to speeds considerably slower than ours. These phone companies have also upgraded limited portions of their networks to a FTTN or FTTH delivery system that allows for speeds comparable to our HSD service;

•

Wireless providers, including AT&T, Verizon Wireless, T-Mobile and Sprint, that offer “3G” and “4G” wireless Internet service that may fully suffice for certain consumers with lower bandwidth requirements, and may offer greater levels of competition in the future with the deployment of “5G” technology and packages with unlimited bandwidth consumption; and

•

Other providers of Internet access, including other overbuilders, municipalities and commercial entities that have built, or are considering building, fiber and/or Wi-Fi networks that may compete with our HSD service;

Other services we provide also face significant competition:

•

Our phone service primarily competes with the phone companies noted above that offer substantially similar services to ours throughout our footprint, with the wireless providers that serve to deliver a form of “wireline substitution”, and with providers of IP-based phone services and other forms of communication including text and video messaging;

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

Although we have generally eliminated or reduced tactical discounts for customers that do not take bundled services, in order to attract new customers and maintain our existing customer base, we continue to make certain promotional offers that include short-term discounted service or equipment rates, which may result in lower revenues and greater marketing expenses. Customers who take these discounted bundled services may not remain customers following the end of the promotional period, which could adversely affect our business, financial condition and results of operations.

For additional information regarding our competitors, see “Business Description – Competition.”

Continued increases in video programming expenses may drive the pricing of our video services to levels that customers deem unaffordable, which could have an adverse effect on our business, financial condition and results of operations.

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

Moreover, many of those powerful owners of programming require us to purchase their content in bundles and dictate how we offer them to our video customers, and impose economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or local broadcast stations, to forego purchasing networks or local broadcast stations that generate low subscriber interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks that contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. These practices, along with costs associated with offering the same programming on additional outlets including online and VOD platforms, increase our programming expense. Because of the leverage these large programming companies have over us, we also are obligated to carry additional programming that we would otherwise not offer, which increases our programming expense and lowers our capacity to introduce other new products and services.

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

An acceleration in bandwidth consumption by HSD customers greater than current expectations could require unplanned network investments and meaningfully increase our capital expenditures.

The level of bandwidth consumption by our HSD customers has grown at sizeable rates for the past several years as usage of many Internet-based services, particularly OTT video, has rapidly increased. If bandwidth consumption were to accelerate greater than current expectations, we may need to make unplanned network investments and meaningfully increase our capital expenditures to expand the bandwidth capacity of our systems and ensure the quality of service provided to our HSD customers. Our ability to develop, implement and refine business models that respond to changing consumer bandwidth usage and demands efficiently could be restricted by regulatory and legislative efforts to impose so-called “net neutrality” requirements on Internet providers. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity.”

We face risks as we attempt to continue to grow our business services customer base and associated revenues.

Business services customers, and associated revenues, have made increasing contributions to our results of operations in the last several years, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. We expect to continue to commit significant investments on technology, equipment and personnel focused on our business services, including the 2016 introduction of “Project Open Road” where we plan to extend our network to numerous locations that contain multiple potential business customers. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of SMB and enterprise customers, or we fail to properly scale and support these activities, our results of operations may be adversely affected.

We may not realize the expected benefits of the major initiatives under MCC’s Capital Plan

We believe the major initiatives under MCC’s Capital Plan will improve our competitive position and provide additional opportunities to grow our customer base and associated revenues than we would have experienced otherwise. If we were to face greater levels of competition that impaired our ability to gain incremental market share or anticipated revenues, or higher than expected capital expenditures as we deploy such initiatives, we may not fully realize the expected benefits under MCC’s Capital Plan.

If we are unable to keep pace with rapid technological developments and respond effectively to changes in consumer behavior and demand, our business, financial condition and results of operations may be adversely affected.

We operate in a rapidly changing environment and our success depends, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to add introduce new products and services, or enhance existing ones. Continued development of newer technologies and services and rapidly evolving consumer preferences will likely continue to drive expansion of the products and services offered by our existing competitors and increase the number of competitors that we face. Next-generation technology has allowed for linear OTT video services that may suffice as a full replacement for our video service, and may allow wireless Internet providers to offer a service based on “5G” technology that may adequately serve as a full replacement for our HSD service. If our competitors were to introduce new or products and services that we do not currently offer, or enhanced versions of existing products and services that consumers find more compelling than ours, we may be required to deploy greater levels of marketing expenditures and capital investments to maintain our competitive position. We may also recognize lower revenues if such new products and services require us to offer certain of our existing services at a lower or no cost to our customers. Such changes could cause our business, financial condition and results of operation may be adversely affected.

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

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such networks, systems or technologies resulting from “cyber-attacks,” natural disasters or other events outside our control have a material adverse effect on our business, financial condition and results of operations.

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

Third-party firms supply most of the components used in delivering our products and services, including set-tops and VOD equipment; interactive programming guides; cable modems; routers and other switching equipment; provisioning and other software; network connections for our phone services; fiber-optic cable and construction services for expansion and upgrades of our network; and our customer billing platform. Some of these companies may have negotiating leverage over us because they are the sole supplier of certain products and services, or because there may be a long lead time and/or significant expense required to transition to another provider. We also rely on these third-party firms to develop next-generation technology so that we may stay competitive with the latest products and services, and such reliance may result in less product innovation or higher costs than we would experience with multiple suppliers. In many cases, these hardware, software and operational support vendors and service providers have, either through contract or as a result of intellectual property rights, a position of some exclusivity, and our operations depend on a successful relationship with these companies.

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

As of December 31, 2016, our total debt was $1.628 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a large portion of our cash flows from operations to pay interest and principal payments on such debt, resulting in less cash available to finance our operations, capital expenditures and other activities.

Our significant amount of debt and associated debt service requirements could have adverse consequences, such as:

•	limiting our ability to obtain future financing to refinance our existing indebtedness on terms acceptable to us or at all;

•

exposing us to greater interest expense as a result of having to refinance existing debt on less favorable terms than we currently experience, or due to higher market interest rates on 32% of our debt that is exposed to variable rates;

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

We are a holding company, and do not have any operations or hold any assets other than our investments in, and our advances to, our operating subsidiaries. Our operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us.

The only source of cash that we have to fund our senior notes (including, without limitation, the payment of interest on, and the repayment of, principal) is the cash that our operating subsidiaries generate from operations or borrow under their bank credit facility (the “credit facility”). The ability of our operating subsidiaries to make funds available to us will depend upon their results and applicable laws and contractual restrictions, including the covenants set forth in the credit agreement governing the credit facility (the “credit agreement”). If our operating subsidiaries were unable to make funds available to us, then we may not be able to make payments of principal or interest due under our senior notes. If such an event occurred, we may be required to adopt one or more alternatives, such as refinancing our senior notes or the outstanding debt of our operating subsidiaries at or before maturity, or raising additional capital through debt or equity issuance, or both. If we were not able to successfully accomplish those tasks, then we may have to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash.

There can be no assurance that any of the foregoing actions would be successful. Any inability to meet our debt service obligations or refinance our indebtedness would materially adversely affect our business, financial condition and results of operations.

A default under our credit agreement or indentures could result in an acceleration of our indebtedness and other material adverse effects.

As of December 31, 2016, the principal financial covenants of the credit agreement required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. The credit agreement also contains various other covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements.

As of December 31, 2016, the principal financial covenant of the indentures governing our senior notes (the “indentures”) was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. The indentures also contain various other covenants, though they are generally less restrictive than those found in our credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

The breach of any of the covenants under the credit agreement or indentures could cause a default, which may result in the associated indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit agreement could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit ratings are Ba3 with a positive outlook by Moody’s, and BB with a stable outlook by Standard and Poor’s (“S&P”). Our senior unsecured ratings are B2 with a positive outlook by Moody’s, and B+ with a stable outlook by S&P. There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2016, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 60% of our total assets.

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

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Aspects of such regulation are currently the subject of judicial and administrative proceedings, legislative and administrative proposals, and lobbying efforts by us and our competitors. Legislation is reportedly under consideration that could entirely rewrite our principal regulatory statute, and the FCC and/or Congress may attempt to change the classification of or change the way that our video and/or HSD services are regulated and/or change the framework under which broadcast signals are carried, remove the copyright compulsory license and change the rights and obligations of our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

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

Our cable systems are operated under non-exclusive franchises. We believe that, as of December 31, 2016, various entities are currently offering video service, through wireline distribution networks, to about 33% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — State and Local Regulation — Franchise Matters.”

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2012 through 2016 and balance sheet data and operating data as of December 31, 2012 through 2016, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues	$1,033,239	$982,362	$948,447	$918,614	$897,420
Costs and expenses:
Service costs	419,406	401,751	381,014	365,436	356,915
Selling, general and administrative expenses	193,669	182,144	180,084	185,188	180,736
Management fee expense	20,800	19,000	17,650	16,600	14,335
Depreciation and amortization	147,114	144,220	153,478	156,397	151,240

Operating income	252,250	235,247	216,221	194,993	194,194
Interest expense, net	(78,725)	(94,668)	(100,436)	(96,203)	(112,561)
Gain on derivatives, net	1,203	9,173	23,226	22,782	6,217
Loss on early extinguishment of debt	(1,156)	(4,382)	(300)	(832)	(11,114)
Other expense, net	(1,686)	(1,377)	(1,262)	(1,793)	(1,483)

Net income	$171,886	$143,993	$137,449	$118,947	$75,253

Balance Sheets Data (end of period):
Total assets	$2,292,154	$2,257,033	$2,259,413	$2,273,845	$2,284,584
Total debt	$1,613,650	$1,809,518	$1,957,000	$1,908,000	$1,959,000
Total member’s equity (deficit)	$317,492	$95,461	$(30,683)	$12,955	$(59,323)

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$336,034	$297,236	$280,292	$248,092	$231,038
Investing activities	$(183,289)	$(148,289)	$(137,571)	$(146,018)	$(155,784)
Financing activities	$(148,979)	$(147,957)	$(144,506)	$(102,633)	$(75,188)

Other Data:
OIBDA (1)	$399,364	$379,467	$369,699	$351,390	$345,434
OIBDA margin (2)	38.7%	38.6%	39.0%	38.3%	38.5%

Ratio of earnings to fixed charges and preferred dividends	2.44	2.02	1.93	1.82	1.41

Operating Data (end of period):
Estimated homes passed (3)	1,504,000	1,496,000	1,499,000	1,495,000	1,493,000
Video customers (4)	463,000	480,000	500,000	528,000	558,000
HSD customers (5)	643,000	605,000	564,000	534,000	505,000
Phone customers (6)	264,000	239,000	218,000	207,000	190,000
Primary service units (7)	1,370,000	1,324,000	1,282,000	1,269,000	1,253,000
Customer relationships (8)	754,000	732,000	710,000	710,000	708,000

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

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
OIBDA	$399,364	$379,467	$369,699	$351,390	$345,434
Depreciation and amortization	(147,114)	(144,220)	(153,478)	(156,397)	(151,240)

Operating income	$252,250	$235,247	$216,221	$194,993	$194,194

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.
(3)

Represents the number of single residence homes, apartments and condominium units that we can connect to our distribution system without further extending the transmission lines, based on best available information.

(4)

Represents customers receiving video service. Business services video customers that are billed on a bulk basis are converted into equivalent video customers by dividing their associated revenues by the applicable full-price residential video rate, which is generally consistent with the methodology used in determining payments made to programmers. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(5)

Represents customers receiving HSD service. Small- to medium-sized business HSD customers are converted to equivalent HSD customers by dividing their associated revenues by the applicable full-price residential HSD rate. Medium- to large-sized business customers who take our enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(6)

Represents customers receiving phone service. Small- to medium-sized business phone customers are converted to equivalent phone customers by dividing their associated revenues by the applicable full-price residential phone rate. Customers who take our IP-enabled voice trunk service are not counted as phone customers. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents the sum of video, HSD and phone customers.
(8)	Represents the total number of residential and business customers that receive at least one service, without regard to which service(s) customers purchase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2016, 2015 and 2014.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, or video customers. As of December 31, 2016, we served approximately 463,000 video customers, 643,000 high-speed data (“HSD”) customers and 264,000 phone customers, aggregating 1.37 million primary service units (“PSUs”). As of the same date, we served 754,000 residential and business customer relationships.

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms, and offer home security and automation services to residential customers. Our services are typically offered on a subscription basis, with installation fees, monthly rates and related charges associated with the services, equipment and features customers choose. We offer discounted packages for new customers and those who take multiple services, and our Xtream marketing brand offers bundled packages that include video with digital video recorder (“DVR”) service and set-tops with the TiVo guide, HSD with a wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has positively influenced the market’s perception of our products and services, and has driven higher levels of sales activity.

Over the past several years, revenues from residential services have increased mainly due to residential HSD customer growth. We expect to continue to grow revenues from residential services through HSD customer growth and increased revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including our next-generation set-top and DVR service. Our business services revenues have grown at a meaningfully faster rate than our residential revenues as we have rapidly expanded our SMB and, to a lesser extent, enterprise customer base. In an effort to sustain or accelerate our rate of growth in business services revenues, we have recently commenced “Project Open Road,” where we plan to extend our network to a meaningful number of new commercial locations that contain multiple businesses that represent potential customers.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We have placed a greater emphasis on higher quality residential customer relationships, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. To appeal to such higher-quality residential consumers, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain third-party Internet-based video applications (“video apps”), such as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. In 2017, we also plan to introduce a new, lower-cost, IP set-top that offers the TiVo guide and video apps, but without the required equipment for DVR service. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, and we have continued to grow our HSD customer base over the last several years. We believe our HSD service is generally superior to DSL offerings in our service areas as our minimum downstream speed of 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our DSL competition. As consumers’ bandwidth requirements have dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater levels of consumption. Through “Project Gigabit,” we have installed the necessary equipment to transition substantially all our homes passed to the DOCSIS 3.1 platform, which will allow us to introduce packages offering speeds of up to 1 gigabit per second (“Gbps”) across most of our markets in 2017. We expect to continue to grow HSD revenues as we further take market share and our HSD customers choose higher speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressure.

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our cell tower backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and expanded our network into additional commercial areas, which has allowed us to gain meaningful market share and led to strong growth rates of business services revenues in the past several years, which we believe will continue.

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

Recent Developments

MCC’s Capital Plan

In 2016, MCC announced a plan for approximately $1 billion of total capital expenditures to be made by us and Mediacom LLC during the three years ending December 2018 (“MCC’s Capital Plan”). Among the planned initiatives under MCC’s Capital Plan include:

-	“Project Gigabit,” a wide-scale deployment of next-generation DOCSIS 3.1 technology that allows the provisioning of 1 Gbps HSD service to substantially all of MCC’s homes passed;

-

“Project Open Road,” which will connect over 70,000 new commercial locations that contain multiple potential customers in an effort to continue to grow business services revenues at an accelerated rate;

-	Residential line extensions resulting in at least 50,000 additional homes passed; and

-	Development of community Wi-Fi access points throughout high-traffic commercial and public areas.

During the year ended December 31, 2016, MCC made an aggregate $335.2 million of capital expenditures, of which $179.9 million was invested by us. We expect similar levels of capital investments by us and MCC over each of the next two years, with our portion of the initiatives outlined above approximating a level that is commensurate with our capital expenditures as a percentage of MCC’s total capital expenditures. We have already made meaningful progress under MCC’s Capital Plan, including the recent announcement that MCC has become the first major U.S. cable company to have fully installed the necessary equipment to transition to the DOCSIS 3.1 platform. We believe these initiatives will allow us to continue to improve our competitive position for both residential and business services customers in our markets, with additional future revenue and cash flow growth driven by incremental gains in market share than we would have experienced otherwise.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,			% Change	% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenues	$1,033,239	$982,362	$948,447	5.2%	3.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	419,406	401,751	381,014	4.4%	5.4%
Selling, general and administrative expenses	193,669	182,144	180,084	6.3%	1.1%
Management fee expense	20,800	19,000	17,650	9.5%	7.6%
Depreciation and amortization	147,114	144,220	153,478	2.0%	(6.0%)

Operating income	252,250	235,247	216,221	7.2%	8.8%
Interest expense, net	(78,725)	(94,668)	(100,436)	(16.8%)	(5.7%)
Gain on derivatives, net	1,203	9,173	23,226	NM	NM
Loss on early extinguishment of debt	(1,156)	(4,382)	(300)	NM	NM
Other expense, net	(1,686)	(1,377)	(1,262)	22.4%	9.1%

Net income	$171,886	$143,993	$137,449	19.4%	4.8%

OIBDA	$399,364	$379,467	$369,699	5.2%	2.6%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,			% Change	% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
OIBDA	$399,364	$379,467	$369,699	5.2%	2.6%
Depreciation and amortization	(147,114)	(144,220)	(153,478)	2.0%	(6.0%)

Operating income	$252,250	$235,247	$216,221	7.2%	8.8%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2016, 2015 and 2014 (dollars in thousands, except per unit data):

	Year Ended December 31,			% Change	% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Video	$450,658	$451,446	$449,038	(0.2%)	0.5%
HSD	331,778	295,049	265,685	12.4%	11.1%
Phone	57,999	60,087	63,111	(3.5%)	(4.8%)
Business services	141,054	128,684	115,348	9.6%	11.6%
Advertising	51,750	47,096	55,265	9.9%	(14.8%)

Total	$1,033,239	$982,362	$948,447	5.2%	3.6%

	Year Ended December 31,			% Change	% Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Video customers	463,000	480,000	500,000	(3.5%)	(4.0%)
HSD customers	643,000	605,000	564,000	6.3%	7.3%
Phone customers	264,000	239,000	218,000	10.5%	9.6%

Primary service units (PSUs)	1,370,000	1,324,000	1,282,000	3.5%	3.3%

Customer relationships	754,000	732,000	710,000	3.0%	3.1%

Average total monthly revenue per customer relationship (1)	$115.89	$113.54	$111.32	2.1%	2.0%

(1)	Represents average total monthly revenues for the year divided by average customer relationships for the year.

Revenues increased 5.2% for year ended December 31, 2016, due to greater HSD and, to a much lesser extent, business services and advertising revenues, slightly offset by declines in phone and, to a lesser extent, video revenues.

Revenues increased 3.6% for the year ended December 31, 2015, due to greater HSD and, to a lesser extent, business services and video revenues, offset in part by declines in advertising and, to a lesser extent, phone revenues.

Video

Video revenues declined 0.2% for the year ended December 31, 2016, mainly due to a lower residential video customer base compared to the prior year, mostly offset by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a much lesser extent, for regional sports networks and more customers taking our advanced video services.

Video revenues increased 0.5% for the year ended December 31, 2015, largely due to rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, for regional sports networks, mostly offset by a lower residential video customer base compared to the prior year.

We lost 17,000, 20,000 and 28,000 video customers during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we served 463,000 video customers, or 30.8% of our estimated homes passed, and 42.0% of our residential video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues grew 12.4% and 11.1% for the years ended December 31, 2016 and 2015, respectively, primarily due to more customers paying higher rates for faster speed tiers and a greater residential HSD customer base compared to the prior years.

We gained 38,000, 41,000 and 30,000 HSD customers during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we served 643,000 HSD customers, or 42.8% of our estimated homes passed, and 49.3% of our residential HSD customers took our wireless home gateway service.

Phone

Phone revenues decreased 3.5% and 4.8% for the years ended December 31, 2016 and 2015, respectively, principally due to higher levels of discounted pricing, offset in part by a greater residential phone customer base compared to the prior years.

We gained 25,000, 21,000 and 11,000 phone customers during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we served 264,000 phone customers, or 17.6% of our estimated homes passed.

Business Services

Business services revenues rose 9.6% and 11.6% for the years ended December 31, 2016 and 2015, respectively, mainly due to a greater SMB customer base compared to the prior years.

Advertising

Advertising revenues grew 9.9% for the year ended December 31, 2016, predominantly due to higher levels of political advertising compared to the prior year. Advertising revenues fell 14.8% for the year ended December 31, 2015, substantially due to lower levels of political advertising compared to the prior year.

Costs and Expenses

Service Costs

Service costs increased 4.4% and 5.4% for the years ended December 31, 2016 and 2015, respectively, primarily due to greater video programming charges and, to a lesser extent, for the year ended December 31, 2016, employee costs. Programming costs grew 4.4% and 7.8% for the years ended December 31, 2016 and 2015, respectively, principally due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a lower video customer base compared to the prior years. Employee costs were 6.0% higher for the year ended December 31, 2016, largely due to increased technical, maintenance and other operating employee staff and compensation levels.

Service costs as a percentage of revenues were 40.6%, 40.9% and 40.2% for the years ended December 31, 2016, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.3% for the year ended December 31, 2016, largely as a result of greater marketing, employee and, to a lesser extent, bad debt and advertising expenses. Marketing expenses rose 11.3%, principally due to expenses related to marketing of our Xtream bundled services and, to a lesser extent, the marketing of our business services and a greater use of third-party sales services. Employee expenses increased 3.6%, mainly due to greater customer service and other administrative employee staff and compensation levels. Bad debt grew 14.0%, substantially due to the aging of business customer accounts. Advertising expenses rose 16.5%, predominantly due to new promotional activity for our advertising sales group.

Selling, general and administrative expenses increased 1.1% for the year ended December 31, 2015, largely as a result of greater marketing costs, offset in part by lower bad debt and administrative expenses. Marketing costs grew 11.7%, principally due to expenses related to the marketing of our Xtream bundled services, the marketing of our business services and greater use of third-party sales services. Bad debt declined 8.0%, substantially due to a lower number of written off accounts. Administrative expenses fell 20.8%, mainly as a result of lower customer service software expenses and a decline in legal and other professional fees.

Selling, general and administrative expenses as a percentage of revenues were 18.7%, 18.5% and 19.0% for the years ended December 31, 2016, 2015 and 2014, respectively.

Management Fee Expense

Management fee expense grew 9.5% and 7.6% for the years ended December 31, 2016 and 2015, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues were 2.0%, 1.9% and 1.9% for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization was 2.0% higher for the year ended December 31, 2016, as greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support were offset in part by long-lived network assets having been fully depreciated in the prior year.

Depreciation and amortization was 6.0% lower for the year ended December 31, 2015, mainly due to long-lived networks assets having been fully depreciated in the prior year, offset in part by greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support.

Operating Income

Operating income rose 7.2% and 8.8% for the years ended December 31, 2016 and 2015, respectively, as the increase in revenues was offset in part by higher service costs and selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 16.8% and 5.7% for the years ended December 31, 2016 and 2015, respectively, due to lower average borrowing costs as a result of recent favorable financing transactions and, for the year ended December 31, 2016, lower average outstanding indebtedness.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded net gains on derivatives of $1.2 million, $9.2 million and $23.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Notes 4 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $1.2 million, $4.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which represented the write-off of unamortized financing costs as a result of the repayment of certain previously existing term loans under our bank credit facility.

Other Expense, Net

Other expense, net, was $1.7 million for the year ended December 31, 2016, representing $1.5 million of revolving credit commitment fees and $0.2 million of other net fees, $1.4 million for the year ended December 31, 2015, representing $1.2 million of revolving credit commitment fees and $0.2 million of other net fees, and $1.3 million for the year ended December 31, 2014, representing $1.4 million of revolving credit commitment fees, partly offset by $0.1 million of other net income.

Net Income

As a result of the factors described above, we recognized net income of $171.9 million, $144.0 million and $137.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

OIBDA

OIBDA grew 5.2% and 2.6% for the years ended December 31, 2016 and 2015, respectively, primarily due to the increase in revenues, offset in part by higher service costs and selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2016, our near-term liquidity requirements included term loan principal repayments of $16.6 million over the next twelve months. As of the same date, our sources of liquidity included $14.2 million of cash and $246.2 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to $112.6 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolver credit commitments and our ability to obtain future financing. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $336.0 million for the year ended December 31, 2016, primarily due to OIBDA of $399.4 million and the $11.5 million net change in our operating assets and liabilities, offset in part by interest expense of $78.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses, and other current liabilities of $5.9 million and in accounts payable to affiliates of $4.1 million, a decrease in accounts receivable, net, of $2.0 million and an increase in deferred revenue of $2.0 million, offset in part by an increase in prepaid expenses and other assets of $2.4 million.

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

Net cash flows used in investing activities were $183.3 million for the year ended December 31, 2016, substantially comprising $179.7 million of capital expenditures and a net change in accrued property, plant, and equipment of $3.8 million.

Net cash flows used in investing activities were $148.3 million for the year ended December 31, 2015, substantially comprising $151.2 million of capital expenditures and $1.6 million associated with the acquisition of other intangible assets, slightly offset by a net change in accrued property, plant and equipment of $4.9 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Year Ended December 31,			$ Change	$ Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Customer premise equipment	$75,033	$80,885	$62,746	$(5,852)	$18,139
Enterprise networks	10,367	9,209	11,621	1,158	(2,412)
Scalable infrastructure	41,688	21,277	28,621	20,411	(7,344)
Line extensions	15,141	6,351	6,155	8,790	196
Upgrade / rebuild	23,610	20,306	16,074	3,304	4,232
Support capital	13,857	13,176	12,058	681	1,118

Total capital expenditures	$179,696	$151,204	$137,275	$28,492	$13,929

Capital expenditures for the year ended December 31, 2016, increased $28.5 million, largely reflecting greater investments in scalable infrastructure, mainly next-generation HSD network equipment for Project Gigabit, and, to a lesser extent, the expansion of our network, largely for Project Open Road, offset in part by lower spending on customer premise equipment, primarily for our next-generation set-top.

Capital expenditures for the year ended December 31, 2015, increased $13.9 million, largely reflecting greater investments in customer premise equipment, mainly our next-generation set-top and, to a lesser extent, the expansion of our fiber network, offset by lower spending on scalable infrastructure, largely for local HSD bandwidth management and, to a lesser extent, enterprise networks, primarily for fiber connectivity to cell towers.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $149.0 million for the year ended December 31, 2016, comprising $201.8 million of net repayments under the credit facility, $18.0 million of dividend payments on preferred members’ interest and $7.0 million of capital distributions to our parent, MCC, offset in part by $75.0 million of capital contributions from our parent, MCC, and $2.8 million of other financing activities.

Net cash flows used in financing activities were $148.0 million for the year ended December 31, 2015, substantially comprising $127.3 million of net repayments under the credit facility, $18.0 million of dividend payments on preferred members’ interest and $2.3 million of financing costs.

Capital Structure

As of December 31, 2016, our total indebtedness was $1.628 billion, of which approximately 68% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2016, we paid cash interest of $76.7 million, net of capitalized interest.

2016 Financing Activity

On May 19, 2016, we repaid the entire $245.6 million balance of Term Loan I under our bank credit facility, funded by borrowings of $170.6 million under our revolving credit commitments and $75.0 million of capital contributions from our parent, MCC.

Bank Credit Facility

As of December 31, 2016, we maintained a $1.384 billion credit facility, comprising $1,015.4 million of term loans with maturities ranging from January 2021 to June 2021, and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019. As of the same date, we had $246.2 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account $112.6 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.5 to 1.0 and an interest coverage ratio of 4.4 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As December 31, 2016, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of December 31, 2016, the weighted average rate on outstanding borrowings under the credit facility, including the effects of our interest rate swaps, was 3.5%.

Senior Notes

As of December 31, 2016, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5 1⁄2% senior notes due April 2021 and $300.0 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2016, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 3.8 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s, with a positive outlook, and BB by Standard and Poor’s (“S&P”), with a stable outlook, and our unsecured ratings are B2 by Moody’s, with a positive outlook, and B+ by S&P, with a stable outlook.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2016 and thereafter (dollars in thousands)*:

	Scheduled	Operating	Interest	Purchase
	Debt Maturities	Leases	Expense (1)	Obligations (2)	Total
January 1, 2017 to December 31, 2017	$16,575	$2,055	$69,822	$27,621	$116,073
January 1, 2018 to December 31, 2019	145,725	2,504	134,336	—	282,565
January 1, 2020 to December 31, 2021	1,165,700	1,473	90,854	—	1,258,027
Thereafter	300,000	1,618	23,906	—	325,524

Total cash obligations	$1,628,000	$7,650	$318,918	$27,621	$1,982,189

*	Refer to Note 6 and Note 11 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and of our operating leases and other commitments and contingencies, respectively.
(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2016 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)

We have contracts with programmers who provide video programming services to our customers. Our contracts typically provide that we have an obligation to purchase video programming for our customers as long as we deliver cable services to such customers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. There are no programming service amounts included in our purchase obligations. We also maintain other service agreements with various vendors that contain future contractual commitments.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2016, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. Franchise rights are our largest asset and, together with goodwill, represent approximately 60% of our total assets as of the same date.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2016, we held 501 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2016, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

For illustrative purposes, if there were a hypothetical decline of 15% in the fair values determined for cable franchise rights, goodwill and other finite-lived intangible assets at our reporting unit, no impairment loss would result as of our impairment testing date of October 1, 2016.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2016 and 2015, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of both December 31, 2016 and 2015, the Mediacom Broadband reporting unit had a positive carrying amount.

Recent Accounting Pronouncements

See Note 2 in our Notes to the Consolidated Financial Statements.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the variable rate on a portion of our borrowings under our credit facility. As of December 31, 2016, we had current interest rate swaps with various banks pursuant to which the interest rate on $600 million of variable rate debt was fixed at a rate of 1.5%, all of which were scheduled to expire during December 2018. The fixed rates of our interest rate swaps are offset against the applicable variable rate to determine the related interest expense.

Under the terms of our interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2016, based on their mark-to-market valuation, we would have paid approximately $0.7 million, if we terminated these interest rate swaps. Our interest rate swaps and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the scheduled maturity and estimated fair value of our debt as of December 31, 2016 (dollars in thousands):

	Bank Credit
	Senior Notes	Facility	Total
Scheduled Maturity:
January 1, 2017 to December 31, 2017	—	16,575	16,575
January 1, 2018 to December 31, 2018	—	16,575	16,575
January 1, 2019 to December 31, 2019	—	129,150	129,150
January 1, 2020 to December 31, 2020	—	16,575	16,575
January 1, 2021 to December 31, 2021	200,000	949,125	1,149,125
Thereafter	300,000	—	300,000

Total	$500,000	$1,128,000	$1,628,000

Fair Value	$522,000	$1,135,633	$1,657,633

Weighted Average Interest Rate	6.0%	3.5%	4.3%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 3, 2017

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$14,208	$10,442
Accounts receivable, net of allowance for doubtful accounts of $3,857 and $3,627	67,724	69,743
Prepaid expenses and other current assets	14,562	11,347

Total current assets	96,494	91,532
Property, plant and equipment, net of accumulated depreciation of $1,619,301 and $1,589,422	816,389	783,653
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $4,101 and $3,054	6,418	8,995

Total assets	$2,292,154	$2,257,033

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$154,818	$151,929
Accounts payable - affiliates	14,852	10,690
Deferred revenue	39,856	37,904
Current portion of long-term debt	16,575	19,075

Total current liabilities	226,101	219,598
Long-term debt, net (less current portion)	1,597,075	1,790,443
Other non-current liabilities	1,486	1,531

Total liabilities	1,824,662	2,011,572

Commitments and contingencies (Note 11)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital distributions	(37,348)	(105,493)
Retained earnings	354,840	200,954

Total member’s equity	317,492	95,461

Total liabilities, preferred members’ interest and member’s equity	$2,292,154	$2,257,033

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,033,239	$982,362	$948,447
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	419,406	401,751	381,014
Selling, general and administrative expenses	193,669	182,144	180,084
Management fee expense	20,800	19,000	17,650
Depreciation and amortization	147,114	144,220	153,478

Operating income	252,250	235,247	216,221
Interest expense, net	(78,725)	(94,668)	(100,436)
Gain on derivatives, net	1,203	9,173	23,226
Loss on early extinguishment of debt (Note 6)	(1,156)	(4,382)	(300)
Other expense, net	(1,686)	(1,377)	(1,262)

Net income	$171,886	$143,993	$137,449
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$153,886	$125,993	$119,449

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

	Capital	(Accumulated
	Contributions	Deficit)
	(Distributions)	Retained Earnings	Total
Balance, December 31, 2013	$57,443	$(44,488)	$12,955

Net income	—	137,449	137,449
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(163,300)	—	(163,300)
Other	213	—	213

Balance, December 31, 2014	$(105,644)	$74,961	$(30,683)

Net income	—	143,993	143,993
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Other	151	—	151

Balance, December 31, 2015	$(105,493)	$200,954	$95,461

Net income	—	171,886	171,886
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital contributions from parent	75,000	—	75,000
Capital distributions to parent	(7,000)	—	(7,000)
Other	145	—	145

Balance, December 31, 2016	$(37,348)	$354,840	$317,492

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,886	$143,993	$137,449
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	147,114	144,220	153,478
Gain on derivatives, net	(1,203)	(9,173)	(23,226)
Loss on early extinguishment of debt (Note 6)	1,156	4,382	300
Amortization of deferred financing costs	5,617	6,909	6,132
Changes in assets and liabilities:
Accounts receivable, net	2,019	(10,579)	(2,788)
Accounts receivable - affiliates	—	—	4,444
Prepaid expenses and other assets	(2,414)	(4,347)	880
Accounts payable, accrued expenses and other current liabilities	5,892	10,207	1,605
Accounts payable - affiliates	4,060	9,177	1,513
Deferred revenue	1,952	1,659	646
Other non-current liabilities	(45)	788	(141)

Net cash flows provided by operating activities	$336,034	$297,236	$280,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(179,696)	$(151,204)	$(137,275)
Change in accrued property, plant and equipment	(3,841)	4,890	(315)
Proceeds from sale of assets	248	272	—
Acquisition of other intangible assets	—	(1,559)	—
Other, net	—	(688)	19

Net cash flows used in investing activities	$(183,289)	$(148,289)	$(137,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$378,575	$430,125	$853,750
Repayment of bank debt	(580,325)	(557,375)	(1,004,750)
Issuance of senior notes	—	—	200,000
Dividend payments on preferred members’ interest (Note 7)	(18,000)	(18,000)	(18,000)
Capital contributions from parent (Notes 6 and 8)	75,000	—	—
Capital distributions to parent (Note 8)	(7,000)	—	(163,300)
Financing costs	—	(2,299)	(12,480)
Other financing activities	2,771	(408)	274

Net cash flows used in financing activities	$(148,979)	$(147,957)	$(144,506)

Net increase (decrease) in cash	3,766	990	(1,785)
CASH, beginning of year	10,442	9,452	11,237

CASH, end of year	$14,208	$10,442	$9,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$76,738	$82,753	$92,739

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

Revenue Recognition

Video, high speed data (“HSD”), phone and business services revenues are recognized when the services are provided to our customers. We generally bill customers in advance for the services and equipment they have chosen to use and record such amounts as deferred revenue until the services are provided and the equipment is used. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing video service. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense. Franchise fees reported on a gross basis amounted to approximately $22.7 million, $22.1 million, and $21.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Franchise fees are reported in video revenue and included in selling, general and administrative expenses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Lesser of: life of respective lease or life of asset
Cable systems, equipment and customer devices	5-20 years
Vehicles	4-5 years
Furniture, fixtures, and office equipment	5 years

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with Accounting Standards Codification (“ASC”) 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement associated software. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2016 and 2015, we wrote off approximately $3.3 million ($2.8 million of which were fully amortized) and $5.3 million ($4.5 million of which was fully amortized), respectively, of software development costs. Capitalized software had a net book value of $0.2 million and $0.7 million as of December 31, 2016 and 2015, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $35.7 million, $31.9 million and $24.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2016, we held 501 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market our products and services, including video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2016, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2016 and 2015, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of both December 31, 2016 and 2015, the Mediacom Broadband reporting unit had a positive carrying amount.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2016 and 2015 (dollars in thousands):

Balance - December 31, 2014	$195,945
Acquisitions	—
Dispositions	—

Balance - December 31, 2015	$195,945
Acquisitions	—
Dispositions	—

Balance - December 31, 2016	$195,945

Segment Reporting

ASC 280 — Segment Reporting (“ASC 280”) requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters within our service area. Each cable system cluster derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system cluster deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. We evaluated the criteria for aggregation under ASC 280 and believe that we meet each of the respective criteria set forth and accordingly, have identified broadband services as our one reportable segment.

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of both December 31, 2016 and 2015, the corresponding asset, net of accumulated amortization, was $0.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Based on a preliminary assessment of certain revenue transactions performed to date, we expect that the new guidance will impact the timing of the recognition of installation revenue and commission expenses. Under the new guidance, these amounts will be recognized as revenue and expenses, respectively, over a period of time instead of immediately, as is being done under current practice. Installation revenues and commission expenses recorded in 2016 are each less than 2% of total revenues recorded in the same period. We are currently in the process of evaluating which method of transition will be utilized at adoption. We continue to assess all of the potential impacts that the adoption of ASU 2014-09 will have on our consolidated financial statements, including the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. This guidance did not have a material impact on our financial position, operations or cash flows.

In April 2015 (as amended in August 2015), the FASB issued ASU No. 2015-03 (and ASU 2015-15) - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and implemented retrospectively as of December 31, 2015. We reclassified $14.4 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2016 in accordance with such guidance. We reclassified $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2015 in accordance with such guidance. See Note 6.

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

3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2016 and 2015, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2016	2015
Cable systems, equipment and customer devices	$2,314,715	$2,250,245
Vehicles	42,334	41,924
Buildings and leasehold improvements	36,708	35,870
Furniture, fixtures and office equipment	34,092	37,128
Land and land improvements	7,841	7,908

Property, plant and equipment, gross	$2,435,690	$2,373,075
Accumulated depreciation	(1,619,301)	(1,589,422)

Property, plant and equipment, net	$816,389	$783,653

Depreciation expense related to fixed assets for the years ended December 31, 2016, 2015 and 2014 was $147.0 million, $143.7 million and $153.5 million, respectively. As of each of December 31, 2016 and 2015, we had no property under capitalized leases. We incurred gross interest costs of $80.9 million, $95.7 million and $101.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $1.3 million, $1.0 million and $1.3 million were capitalized during the years ended December 31, 2016, 2015 and 2014, respectively. See Note 2.

4. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820 – Fair Value Measurement – (“ASC 820”), which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,089	$—	$1,089

Liabilities
Interest rate exchange agreements	$—	$1,763	$—	$1,763

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,818	$—	$1,818

Liabilities
Interest rate exchange agreements	$—	$3,695	$—	$3,695

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

As of December 31, 2016, we recorded a long-term asset of $1.1 million, a current liability in accounts payable, accrued expenses and other current liabilities of $1.8 million and no current asset or long-term liability. As of December 31, 2015, we recorded a long-term asset of $1.8 million, a current liability in accounts payable, accrued expenses and other current liabilities of $3.7 million and no current asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $1.2 million, $9.2 million and $23.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,	December 31,
	2016	2015
Accounts payable - trade	$42,094	$36,788
Accrued programming costs	25,856	26,347
Accrued taxes and fees	17,212	16,720
Advance customer payments	13,902	13,274
Accrued payroll and benefits	13,795	13,308
Accrued interest	10,080	12,457
Bank overdrafts (1)	7,387	4,617
Accrued service costs	6,810	7,871
Accrued administrative costs	5,381	3,435
Accrued property, plant and equipment	4,950	8,791
Accrued marketing costs	3,193	2,184
Liabilities under interest rate exchange agreements	1,763	3,695
Accrued telecommunications costs	878	986
Other accrued expenses	1,517	1,456

Accounts payable, accrued expenses and other current liabilities	$154,818	$151,929

(1)

Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6. DEBT

As of December 31, 2016 and 2015, our outstanding debt consisted of (dollars in thousands):

	December 31,	December 31,
	2016	2015
Bank credit facility	$1,128,000	$1,329,750
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,628,000	$1,829,750
Less: current portion	16,575	19,075

Total long-term debt, gross (less current portion)	$1,611,425	$1,810,675
Less: deferred financing costs, net	14,350	20,232

Total long-term debt, net (less current portion)	$1,597,075	$1,790,443

Bank Credit Facility

As of December 31, 2016, we maintained a $1.384 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;

•	$143.9 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;

•	$579.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021; and

•	$292.5 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2016, we had the ability to repay all outstanding debt under the credit facility at par value any time prior to maturity. As of December 31, 2016, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2016, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Revolving Credit Commitments

On October 10, 2014, we terminated our existing revolving credit commitments and, on the same date, entered into an incremental facility agreement that provided for $216.0 million of new revolving credit commitments, which are scheduled to expire on October 10, 2019. On December 9, 2014, August 12, 2015 and November 23, 2015, we entered into incremental facility agreements that provided for an additional $40.0 million, $25.0 million and $87.5 million of revolving credit commitments, respectively.

Borrowings under our revolving credit commitments bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 2.00% to 2.75%, or the Prime Rate plus a margin ranging from 1.00% to 1.75%. Commitment fees on the unused portion of our revolving credit commitments are payable at a rate of 0.50% or 0.63%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement.

As of December 31, 2016, we had $246.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $112.6 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

Term Loan A

On December 17, 2015, we entered into an incremental facility agreement that provided for a new term loan in the original principal amount of $151.5 million (“Term Loan A”). Term Loan A matures on January 15, 2021 and, since March 31, 2016, has been subject to quarterly principal payments of $1.9 million, representing 1.25% of the original principal amount, with a final payment at maturity of $113.6 million, representing 75.00% of the original principal amount.

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

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2016, 2015 and 2014. As of December 31, 2016, we had current interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of December 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.5%.

Senior Notes

As of December 31, 2016, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”), and $300.0 million of 6 3⁄8% senior notes due April 2023 (the “6 3⁄8% Notes”).

Our senior notes are unsecured obligations and, as of December 31, 2016, the indentures governing our senior notes (the “indentures”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2016, we were in compliance with all of the covenants under the indentures.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. Net proceeds from the 5 1⁄2% Notes funded a partial repayment of certain previously existing term loans.

As a percentage of par value, the 5 1⁄2% Notes are redeemable at 102.750% commencing April 15, 2017, 101.375% commencing April 15, 2018 and at par value commencing April 15, 2019.

6 3⁄8% Notes

On August 28, 2012, we issued the 6 3⁄8% Notes in the aggregate principal amount of $300.0 million. Net proceeds from the 6 3⁄8% Notes were used to fund, in part, the redemption of certain previously existing senior notes.

As a percentage of par value, the 6 3⁄8% Notes are redeemable at 103.188% commencing April 1, 2018, 102.125% commencing April 1, 2019, 101.063% commencing April 1, 2020 and at par value commencing April 1, 2021.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $1.2 million, $4.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which represented the write-off of unamortized deferred financing costs as a result of the repayment of certain previously existing term loans under the credit facility.

Deferred Financing Costs

We adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016, and implemented retrospectively as of December 31, 2015. In accordance with such guidance, we reclassified $14.4 million and $20.2 million of deferred financing costs from other assets, net to long-term debt, net (less current portion) as of December 31, 2016 and 2015, respectively.

Debt Ratings

MCC’s corporate credit ratings are currently Ba3 by Moody’s, with a positive outlook, and BB by Standard and Poor’s (“S&P”), with a stable outlook, and our senior unsecured ratings are currently B2 by Moody’s, with a positive outlook, and B+ by S&P, with a stable outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
5 1⁄2% senior notes due 2021	$205,500	$191,500
6 3⁄8% senior notes due 2023	316,500	291,750

Total senior notes	$522,000	$483,250

Bank credit facility	$1,135,633	$1,317,990

The scheduled maturities of all debt outstanding as of December 31, 2016 are as follows (dollars in thousands):

	Bank Credit Facility		Senior
	Revolving Credit	Term Loans	Notes	Total
January 1, 2017 to December 31, 2017	$—	$16,575	$—	$16,575
January 1, 2018 to December 31, 2018	—	16,575	—	16,575
January 1, 2019 to December 31, 2019	112,575	16,575	—	129,150
January 1, 2020 to December 31, 2020	—	16,575	—	16,575
January 1, 2021 to December 31, 2021	—	949,125	200,000	1,149,125
Thereafter	—	—	300,000	300,000

Total	$112,575	$1,015,425	$500,000	$1,628,000

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI at any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $18.0 million in cash dividends on the PMI during each of the years ended December 31, 2016, 2015, and 2014.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Equity and the Consolidated Statements of Cash Flows. We received capital contributions from parent of $75.0 million for the year ended December 31, 2016, and no capital contributions from parent during each of the years ended December 31, 2015 and 2014. We made capital distributions to parent in cash of $7.0 million, $0 and $163.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $20.8 million, $19.0 million and $17.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (“MCC’s Plan”). Under MCC’s Plan, eligible employees may contribute a portion of their current pretax compensation (as defined by MCC’s Plan). MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were recorded in service costs and selling, general and administrative expenses.

11. COMMITMENTS AND CONTINGENCIES

Leases

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.1 million, $4.0 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum annual rental payments as of December 31, 2016 are as follows (dollars in thousands):

January 1, 2017 to December 31, 2017	$2,055
January 1, 2018 to December 31, 2018	1,427
January 1, 2019 to December 31, 2019	1,077
January 1, 2020 to December 31, 2020	805
January 1, 2021 to December 31, 2021	668
Thereafter	1,618

Total	$7,650

Other Obligations

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $4.2 million, $4.3 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Letters of Credit

As of December 31, 2016, $9.7 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2016.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2016, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2016.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2016, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	67	Chairman, Chief Executive Officer and Director of MCC and MBC;
		Chief Executive Officer of MBLLC
Mark E. Stephan	60	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	55	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	63	Executive Vice President, Programming and Human Resources and Director of MCC;
		Executive Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	68	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	51	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	43	Senior Vice President, Customer Service and Financial Operations of MCC
Thomas J. Larsen	44	Senior Vice President, Government and Public Relations of MCC
Peter Lyons	47	Senior Vice President, Information Technology of MCC
David McNaughton	55	Senior Vice President, Marketing and Consumer Services of MCC
Ed Pardini	59	Senior Vice President, Field Operations of MCC
Dan Templin	53	Senior Vice President, Mediacom Business of MCC
JR Walden	45	Senior Vice President, Technology of MCC, CTO

Rocco B. Commisso has 38 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of the National Cable & Telecommunications Association, C-SPAN and Cable Television Laboratories, Inc. He was inducted into the 2007 Broadcasting & Cable Hall of Fame. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 30 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011 and was previously a director of MCC from March 2000 to March 2011.

John G. Pascarelli has 35 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications.

Italia Commisso Weinand has 40 years of experience in the cable industry, and serves on MCC’s board, and is the Executive Vice President of Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President of Programming and Human Resources since February 1998 and MCC’s Vice President of Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Time Warner, Inc., Times Mirror Cable and Tele-Communications, Inc. For the past seven years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center, the Emma Bowen Foundation and CTAM Educational Foundation Board. Ms. Weinand was inducted in 2004 into the Wonder Women and into the 2014 Broadcasting & Cable Hall of Fame. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 34 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1996 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 29 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 16 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. In 2013, he also assumed responsibilities for our centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership in 2012 and serves on The Cable Center Customer Care Committee.

Thomas J. Larsen has 16 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Government and Public Relations since July 2015. Prior to that time, he was MCC’s Group Vice President, Legal and Public Affairs since July 2010 and MCC’s Vice President, Legal and Public Affairs since August 2006. Prior to joining MCC, Mr. Larsen worked as Vice President, Law and Public Policy for Adelphia Communications Corporation’s Western Region. He serves on the board of directors of the American Cable Association

Peter Lyons has 10 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Information Technology since July 2015. Prior to that time, he was MCC’s Group Vice President, Information Technology from July 2010, MCC’s Vice President, Information Technology since March 2007. Before joining MCC in 2007, Mr. Lyons held various senior technology leadership positions at The College Board and Video Update and has 21 years of experience in education and retail businesses.

David McNaughton has 29 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Sales since May 2011. Before joining MCC, Mr. McNaughton served as Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he served as Senior Vice President, Acquisition Marketing at DirecTV, Vice President, Customer Lifecycle and Retention at Nextel Communications, and various executive positions at AirTouch Cellular and Andersen Consulting.

Ed Pardini has 34 years of experience in the cable industry, and has served as MCC’s Senior Vice President of the Field Operations Group since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 25 years of experience in the cable and broadband industries, and has served as MCC’s Senior Vice President, Mediacom Business and President of MCC’s CLEC entities since April 2011. His responsiblities for Mediacom Business include SMB and Enterprise network services and also the OnMedia advertising sales unit. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, Mr. Templin served in a number of senior operations, product and marketing roles with Susquehanna Communications, Comcast and Jones Intercable.

JR Walden has 21 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2016, MCC charged us $20.8 million of such management fees, approximately 2.0% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred membership interest from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2016, we paid an aggregate of $18 million in cash dividends on the preferred membership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Audit fees	$400	$400
Audit-related fees	—	4
Tax fees	—	—
All other fees	1	1

Total	$401	$405

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

10.1

Incremental Facility Agreement, dated as of December 17, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(4)

10.2

Incremental Facility Agreement, dated as of November 23, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(4)

10.3

Incremental Facility Agreement, dated as of August 12, 2015, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(5)

10.4

Incremental Facility Agreement, dated as of December 9, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(6)

10.5

Incremental Facility Agreement, dated as of October 10, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(6)

10.6

Third Restatement Agreement to Credit Agreement, dated as of June 20, 2014, among Mediacom Communications Corporation, Mediacom Broadband LLC, the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(7)

10.7

Third Amended and Restated Credit Agreement, dated as of June 20, 2014, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders(8)

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

14.1	Code of Ethics(8)

21.1	Subsidiaries of Mediacom Broadband LLC

ITEM 16.	SUMMARY

None.

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

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

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 of Mediacom Broadband LLC and incorporated herein by reference.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Mediacom Broadband LLC and incorporated herein by reference.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of Mediacom Broadband LLC and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(8)	Filed as Exhibit A to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(9)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c) Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions - Charged to costs and expenses	Additions - Charged to other accounts	Deductions	Balance at end of period
December 31, 2014
Allowance for doubtful accounts:
Current receivables	$2,920	$3,269	$—	$3,132	$3,057

December 31, 2015
Allowance for doubtful accounts:
Current receivables	$3,057	$10,046	$—	$9,476	$3,627

December 31, 2016
Allowance for doubtful accounts:
Current receivables	$3,627	$5,896	$—	$5,666	$3,857

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 3, 2017

	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer	March 3, 2017
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 3, 2017
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 3, 2017

	By:	/S/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 3, 2017
Rocco B. Commisso	(principal executive officer)

/S/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 3, 2017
Mark E. Stephan	(principal financial officer and principal accounting officer)

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