Form 10-Q
period 2017-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2017-05-09
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filers	☐	Accelerated filers	☐

Non-accelerated filers	☒ (Do not check if a smaller reporting company)	Smaller reporting companies	☐

		Emerging growth companies	☐

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, providers of over-the-top video, and other services that compete for our customers;

•	lower demand for our services from existing and potential residential and business customers due to increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;

•	an acceleration in bandwidth consumption by high-speed data customers at rates greater than current expectations, which could require unplanned network investments and meaningfully increase our capital expenditures;

•	our ability to continue to grow our business services customer base, and associated revenues, which has continued to make increasing contributions to our results of operations;

•	our ability to realize the anticipated benefits from the major initiatives under MCC’s plan for approximately $1 billion in total capital expenditures during the three years ending December 31, 2018, as further described in our Annual Report for the year ended December 31, 2016;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and

•	other risks and uncertainties discussed in our Annual Report for the year ended December 31, 2016 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,502	$14,208
Accounts receivable, net of allowance for doubtful accounts of $3,022 and $3,857	64,116	67,724
Prepaid expenses and other current assets	18,001	14,562

Total current assets	91,619	96,494
Property, plant and equipment, net of accumulated depreciation of $1,640,182 and $1,619,301	825,867	816,389
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $4,273 and $4,101	7,602	6,418

Total assets	$2,297,941	$2,292,154

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$152,955	$154,818
Accounts payable—affiliates	17,081	14,852
Deferred revenue	40,820	39,856
Current portion of long-term debt	16,575	16,575

Total current liabilities	227,431	226,101
Long-term debt, net (less current portion)	1,560,988	1,597,075
Other non-current liabilities	1,443	1,486

Total liabilities	1,789,862	1,824,662
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital distributions	(38,115)	(37,348)
Retained earnings	396,194	354,840

Total member’s equity	358,079	317,492

Total liabilities, preferred members’ interest and member’s equity	$2,297,941	$2,292,154

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$261,508	$255,218
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	109,062	104,475
Selling, general and administrative expenses	47,517	46,968
Management fee expense	5,650	5,350
Depreciation and amortization	36,579	35,328

Operating income	62,700	63,097
Interest expense, net	(17,793)	(20,667)
Gain (loss) on derivatives, net	1,265	(7,260)
Other expense, net	(318)	(469)

Net income	$45,854	$34,701
Dividend to preferred members (Note 7)	(4,500)	(4,500)

Net income applicable to member	$41,354	$30,201

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,854	$34,701
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,579	35,328
(Gain) loss on derivatives, net	(1,265)	7,260
Amortization of deferred financing costs	1,056	1,588
Changes in assets and liabilities:
Accounts receivable, net	3,608	7,251
Prepaid expenses and other assets	(5,390)	(3,387)
Accounts payable, accrued expenses and other current liabilities	(2,521)	5,083
Accounts payable—affiliates	2,229	5,488
Deferred revenue	964	1,114
Other non-current liabilities	(43)	(23)

Net cash flows provided by operating activities	$81,071	$94,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(46,037)	$(42,345)
Change in accrued property, plant and equipment	3,358	1,074
Proceeds from sale of assets	52	78

Net cash flows used in investing activities	$(42,627)	$(41,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$78,000	$24,519
Repayment of bank debt	(115,000)	(74,269)
Dividend payments on preferred members’ interest (Note 7)	(4,500)	(4,500)
Capital distributions to parent (Note 8)	(800)	—
Other financing activities	(850)	709

Net cash flows used in financing activities	$(43,150)	$(53,541)

Net change in cash	(4,706)	(331)
CASH, beginning of period	14,208	10,442

CASH, end of period	$9,502	$10,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$12,067	$11,825

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations, financial position, and cash flows for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.5 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting periods. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. Based on a preliminary assessment of certain revenue transactions performed to date, we expect that the new guidance will impact the timing of the recognition of installation revenue and commission expenses. Under the new guidance, these amounts will be recognized as revenue and expenses, respectively, over a period of time instead of immediately, as is being done under current practice. Installation revenues and commission expenses recorded in the year ended December 31, 2016 are each less than 2% of total revenues recorded in the same period. We are currently in the process of evaluating which method of transition will be utilized at adoption. We continue to assess all of the potential impacts that the adoption of ASU 2014-09 will have on our consolidated financial statements, including the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We have not completed our evaluation of this new guidance.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Clarification of Certain Cash Receipts and Cash Payments. (“ASU 2016-15”). Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect ASU 2016-15 will have a material impact on our financial position, operations or cash flows upon adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$591	$—	$591
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,089	$—	$1,089
Liabilities
Interest rate exchange agreements	$—	$1,763	$—	$1,763

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

As of March 31, 2017, we recorded a current asset and a long-term asset of $0.1 million and $0.5 million, respectively, and no current or long-term liability. As of December 31, 2016, we recorded a long-term asset of $1.1 million, a current liability in accounts payable, accrued expenses and other current liabilities of $1.8 million, and no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $1.3 million and a net loss on derivatives of $7.3 million for the three months ended March 31, 2017 and 2016, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Cable systems, equipment and customer devices	$2,344,006	$2,314,715
Vehicles	43,152	42,334
Buildings and leasehold improvements	36,906	36,708
Furniture, fixtures and office equipment	34,144	34,092
Land and land improvements	7,841	7,841

Property, plant and equipment, gross	$2,466,049	$2,435,690
Accumulated depreciation	(1,640,182)	(1,619,301)

Property, plant and equipment, net	$825,867	$816,389

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Accounts payable—trade	$32,964	$42,094
Accrued programming costs	27,927	25,856
Accrued taxes and fees	17,391	17,212
Advance customer payments	14,920	13,902
Accrued interest	14,640	10,080
Accrued payroll and benefits	13,760	13,795
Accrued property, plant and equipment	8,308	4,950
Accrued service costs	6,872	6,810
Bank overdrafts (1)	6,449	7,387
Accrued administrative costs	4,344	5,381
Accrued marketing costs	3,659	3,193
Accrued telecommunications costs	622	878
Liabilities under interest rate exchange agreements	—	1,763
Other accrued expenses	1,099	1,517

Accounts payable, accrued expenses and other current liabilities	$152,955	$154,818

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Bank credit facility	$1,091,000	$1,128,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,591,000	$1,628,000
Less: current portion	16,575	16,575

Total long-term debt, gross (less current portion)	$1,574,425	$1,611,425
Less: deferred financing costs, net	13,437	14,350

Total long-term debt, net (less current portion)	$1,560,988	$1,597,075

Bank Credit Facility

As of March 31, 2017, we maintained a $1.380 billion bank credit facility (the “credit facility”), comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;

•	$142.0 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;

•	$577.5 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;

•	$291.8 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

As of March 31, 2017, we had $279.1 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to approximately $79.7 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2017, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value at any time prior to maturity.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2017 and 2016. As of March 31, 2017, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2017, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of March 31, 2017, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2017, we were in compliance with all covenants under the indentures. As of the same date, the indentures allowed for the full or partial repayment of any of our senior notes at any time prior to maturity, subject to certain prices and conditions specified in the indentures.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
5 1⁄2% senior notes due 2021	$205,000	$205,500
6 3⁄8% senior notes due 2023	315,750	316,500

Total senior notes	$520,750	$522,000

Bank credit facility	$1,097,155	$1,135,633

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended March 31, 2017 and 2016.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital distributions to parent and capital contributions from parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $0.8 million and $0 for the three months ended March 31, 2017 and 2016, respectively. We received no capital contributions from parent for the three months ended March 31, 2017 and 2016.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $5.7 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

We last evaluated the factors surrounding our Mediacom Broadband reporting unit as of October 1, 2016 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test. We last evaluated our other intangible assets as of October 1, 2016 and did not believe that it was “more likely than not” that an impairment existed at that time.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2017, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2017 and 2016, and with our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Mediacom Communications Corporation

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of March 31, 2017, MCC’s cable systems passed an estimated 2.8 million homes and served approximately 832,000 video customers, 1,179,000 HSD customers and 495,000 phone customers, aggregating 2.5 million primary service units (“PSUs”).

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

We are a wholly-owned subsidiary of MCC. As of March 31, 2017, we served approximately 461,000 video customers, 652,000 HSD customers and 273,000 phone customers, aggregating 1.39 million PSUs. As of the same date, we served 757,000 residential and business customer relationships.

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms, and offer home security and automation services to residential customers. Our services are typically offered on a subscription basis, with installation fees, monthly rates and related charges associated with the services, equipment and features customers choose. We offer discounted packages for new customers and those who take multiple services, and our Xtream packages include video with digital video recorder (“DVR”) service and set-tops with the TiVo guide, HSD with a wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has positively influenced the market’s perception of our products and services, and has driven higher levels of sales activity.

Over the past several years, revenues from residential services have increased mainly due to residential HSD customer growth. We expect to continue to grow revenues from residential services through HSD customer growth and increased revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including our next-generation set-top and DVR service. Our business services revenues have grown at a faster rate than our residential revenues as we have rapidly expanded our SMB and, to a lesser extent, enterprise customer base. In an effort to sustain or accelerate our rate of growth in business services revenues, we have commenced “Project Open Road,” where we plan to extend our network to a meaningful number of new commercial locations that contain multiple businesses that represent potential customers.

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

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our cell tower backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and expanded our network into additional commercial areas, which has allowed us to gain meaningful market share and led to strong growth rates of business services revenues in the past several years. We believe the introduction of “Project Open Road” will allow us to continue to gain market share and grow business services revenues.

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

Revenues

Video

Video revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service and the type and amount of equipment taken. Video revenues also include the sale of VOD content and pay-per-view events, installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenues.

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

Actual Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2017	2016	% Change
Revenues	$261,508	$255,218	2.5%
Costs and expenses:
Service costs	109,062	104,475	4.4%
Selling, general and administrative expenses	47,517	46,968	1.2%
Management fee expense	5,650	5,350	5.6%
Depreciation and amortization	36,579	35,328	3.5%

Operating income	62,700	63,097	(0.6%)
Interest expense, net	(17,793)	(20,667)	(13.9%)
Gain (loss) on derivatives, net	1,265	(7,260)	NM
Other expense, net	(318)	(469)	NM

Net income	$45,854	$34,701	32.1%

OIBDA	$99,279	$98,425	0.9%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016	% Change
OIBDA	$99,279	$98,425	0.9%
Depreciation and amortization	(36,579)	(35,328)	3.5%

Operating income	$62,700	$63,097	(0.6%)

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2017	2016	% Change
Video	$111,304	$112,702	(1.2%)
HSD	89,532	80,037	11.9%
Phone	14,265	14,562	(2.0%)
Business services	36,670	34,034	7.7%
Advertising	9,737	13,883	(29.9%)

Total revenues	$261,508	$255,218	2.5%

	March 31,
	2017	2016	% Change
Video customers	461,000	479,000	(3.8%)
HSD customers	652,000	621,000	5.0%
Phone customers	273,000	245,000	11.4%

Primary service units (PSUs)	1,386,000	1,345,000	3.0%
Customer relationships	757,000	740,000	2.3%
Average total monthly revenue per customer relationship (1)	$115.38	$115.59	(0.2%)

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 2.5% for the three months ended March 31, 2017, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by lower advertising revenues.

Video

Video revenues decreased 1.2% for the three months ended March 31, 2017, mainly due to a lower residential video customer base compared to the prior year period, offset in part by rate adjustments, including the pass-through of higher programming costs for retransmission consent fees, and more customers taking our advanced video services. We lost 2,000 video customers during the three months ended March 31, 2017, compared to a decrease of 1,000 video customers in the comparable prior year period. As of March 31, 2017, we served 461,000 video customers, or 30.6% of estimated homes passed, and 42.3% of our residential video customers took our DVR service, which represents a large component of revenues from advanced video services.

HSD

HSD revenues rose 11.9% for the three months ended March 31, 2017, largely due to rate adjustments and more customers paying higher rates for faster speed tiers and a greater residential HSD customer base compared to the prior year period. We gained 9,000 HSD customers during the three months ended March 31, 2017, compared to an increase of 16,000 HSD customers in the comparable prior year period. As of March 31, 2017, we served 652,000 HSD customers, or 43.3% of estimated homes passed, and 52.0% of our residential HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 2.0% for the three months ended March 31, 2017, primarily due to greater levels of discounting within the bundled packaging of our services, offset in part by a greater residential phone customer base compared to the prior year period. We gained 9,000 phone customers during the three months ended March 31, 2017, compared to an increase of 6,000 phone customers in the comparable prior year period. As of March 31, 2017, we served 273,000 phone customers, or 18.1% of estimated homes passed.

Business Services

Business services revenues grew 7.7% for the three months ended March 31, 2017, mainly due to a greater small- to medium-sized business customer base compared to the prior year period.

Advertising

Advertising revenues fell 29.9% for the three months ended March 31, 2017, principally due to lower levels of political advertising.

Costs and Expenses

Service Costs

Service costs increased 4.4% for the three months ended March 31, 2017, principally due to higher video programming costs. Programming costs were 6.3% higher, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a lower video customer base compared to the prior year period. Service costs as a percentage of revenues were 41.7% and 40.9% for the three months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses grew 1.2% for the three months ended March 31, 2017, mainly as a result of greater marketing and bad debt expenses, offset in part by lower taxes and fees and advertising expenses. Marketing costs increased 11.4%, principally due to our Xtream bundle campaign and the marketing of our business services. Bad debt expenses rose 22.1%, largely due to the aging of certain business customer accounts. Taxes and fees declined 6.8%, principally due to lower franchise and patent fees. Advertising expenses fell 18.8%, predominantly due to a lower spending on promotional activities for our advertising sales group. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 18.4% for the three months ended March 31, 2017 and 2016, respectively.

Management Fee Expense

Management fee expense grew 5.6% for the three months ended March 31, 2017, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.2% and 2.1% for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and Amortization

Depreciation and amortization was 3.5% higher for the three months ended March 31, 2017, largely as a result of greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support.

Operating Income

Operating income decreased 0.6% for the three months ended March 31, 2017, due to higher service costs and, to a much lesser extent, depreciation and amortization, and selling, general and administrative expenses, offset by the increase in revenues.

Interest Expense, Net

Interest expense, net, fell 13.9% for the three months ended March 31, 2017, due to lower average outstanding indebtedness and, to a much lesser extent, lower average borrowing costs.

Gain (Loss) on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net gain on derivatives of $1.3 million and a net loss on derivatives of $7.3 million for the three months ended March 31, 2017 and 2016, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $45.9 million and $34.7 million for the three months ended March 31, 2017 and 2016, respectively.

OIBDA

OIBDA grew 0.9% for the three months ended March 31, 2017, as the increase in revenues was mostly offset by increases in service costs and, to a much lesser extent, selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2017, our near-term liquidity requirements included term loan principal repayments of $16.6 million over the next twelve months. As of the same date, our sources of liquidity included $9.5 million of cash and $279.1 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to approximately $79.7 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future, as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $81.1 million for the three months ended March 31, 2017, primarily due to OIBDA of $99.3 million, offset in part by interest expense of $17.8 million and, to a much lesser extent, the $1.2 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $5.4 million and a decrease in accounts payable, accrued expenses and other current liabilities of $2.5 million, offset in part by a decrease in accounts receivable, net, of $3.6 million and increases in accounts payable to affiliates of $2.2 million and in deferred revenue of $1.0 million.

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

Net cash flows used in investing activities were $42.6 million for the three months ended March 31, 2017, substantially comprising $46.0 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $3.4 million.

Net cash flows used in investing activities were $41.2 million for the three months ended March 31, 2016, substantially comprising $42.3 million of capital expenditures, slightly offset by a net change in accrued property, plant, and equipment of $1.1 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Customer premise equipment	$20,036	$19,347	$689
Enterprise networks	2,096	1,959	137
Scalable infrastructure	10,998	9,547	1,451
Line extensions	2,582	2,552	30
Upgrade / rebuild	7,043	5,810	1,233
Support capital	3,282	3,130	152

Total capital expenditures	$46,037	$42,345	$3,692

The increase in capital expenditures largely reflects greater spending in scalable infrastructure, largely for Project Gigabit, in upgrade and rebuild, mainly the replacement of certain network assets, and in customer premise equipment, primarily for our next-generation advanced video set-tops.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $43.2 million for the three months ended March 31, 2017, substantially comprising $37.0 million of net repayments under our bank credit facility and $4.5 million of dividend payments on preferred members’ interest.

Net cash flows used in financing activities were $53.5 million for the three months ended March 31, 2016, substantially comprising $49.8 million of net repayments under our bank credit facility and $4.5 million of dividend payments on preferred members’ interest.

Capital Structure

As of March 31, 2017, our total indebtedness was $1.591 billion, of which approximately 69% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2017, we paid cash interest of $12.1 million, net of capitalized interest.

Bank Credit Facility

As of March 31, 2017, we maintained a $1.380 billion bank credit facility (the “credit facility”), comprising $1.011 billion of term loans with maturities ranging from January 2021 to June 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019. As of the same date, we had $279.1 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account $79.7 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.6 to 1.0 and an interest coverage ratio of 4.4 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As March 31, 2017, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2017, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of March 31, 2017, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2017, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 4.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2017, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2017.

Inflation and Changing Prices

Our costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to customers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for video service to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2017.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2017.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 9, 2017	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 9, 2017	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) Notes to Consolidated Financial Statements