Form 10-Q
period 2017-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2017-08-04
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,079	$14,208
Accounts receivable, net of allowance for doubtful accounts of $3,677 and $3,857	66,961	67,724
Prepaid expenses and other current assets	18,065	14,562

Total current assets	95,105	96,494
Property, plant and equipment, net of accumulated depreciation of $1,666,973 and $1,619,301	836,533	816,389
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $4,435 and $4,101	6,630	6,418

Total assets	$2,311,121	$2,292,154

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$144,324	$154,818
Accounts payable - affiliates	18,681	14,852
Deferred revenue	41,415	39,856
Current portion of long-term debt	13,575	16,575

Total current liabilities	217,995	226,101
Long-term debt, net (less current portion)	1,489,773	1,597,075
Other non-current liabilities	1,443	1,486

Total liabilities	1,709,211	1,824,662
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital contributions (distributions)	17,618	(37,348)
Retained earnings	434,292	354,840

Total member’s equity	451,910	317,492

Total liabilities, preferred members’ interest and member’s equity	$2,311,121	$2,292,154

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$265,905	$256,368	$527,413	$511,586
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	110,930	105,413	219,992	209,888
Selling, general and administrative expenses	48,621	48,133	96,138	95,101
Management fee expense	5,015	4,750	10,665	10,100
Depreciation and amortization	38,018	35,575	74,597	70,903

Operating income	63,321	62,497	126,021	125,594
Interest expense, net	(18,005)	(19,874)	(35,798)	(40,541)
(Loss) gain on derivatives, net	(356)	(1,418)	909	(8,678)
Loss on early extinguishment of debt (Note 6)	(1,966)	(1,156)	(1,966)	(1,156)
Other expense, net	(396)	(445)	(714)	(914)

Net income	$42,598	$39,604	$88,452	$74,305
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)

Net income applicable to member	$38,098	$35,104	$79,452	$65,305

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,452	$74,305
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	74,597	70,903
(Gain) loss on derivatives, net	(909)	8,678
Loss on early extinguishment of debt	1,966	1,156
Amortization of deferred financing costs	1,987	3,001
Changes in assets and liabilities:
Accounts receivable, net	763	3,373
Prepaid expenses and other assets	(4,817)	(4,025)
Accounts payable, accrued expenses and other current liabilities	(11,035)	4,008
Accounts payable - affiliates	3,829	6,882
Deferred revenue	1,559	1,256
Other non-current liabilities	(43)	(46)

Net cash flows provided by operating activities	$156,349	$169,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(94,763)	$(87,358)
Change in accrued property, plant and equipment	3,593	(1,665)
Proceeds from sale of assets	166	124

Net cash flows used in investing activities	$(91,004)	$(88,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$377,144	$282,288
Repayment of bank debt	(491,144)	(424,038)
Dividend payments on preferred members’ interest (Note 7)	(9,000)	(9,000)
Capital contributions from parent (Note 8)	60,000	75,000
Capital distributions to parent (Note 8)	(5,100)	(5,400)
Other financing activities	(1,374)	427

Net cash flows used in financing activities	$(69,474)	$(80,723)

Net change in cash	(4,129)	(131)
CASH, beginning of period	14,208	10,442

CASH, end of period	$10,079	$10,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$36,928	$38,082

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.6 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively, and $11.1 million and $11.8 million for the six months ended June 30, 2017 and 2016, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting periods. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. Based on a preliminary assessment of certain revenue transactions performed to date, we expect that the new guidance will impact the timing of the recognition of installation revenue and commission expenses. Under the new guidance, these amounts will be recognized as revenue and expenses, respectively, over a period of time instead of immediately, as is being done under current practice. Installation revenues and commission expenses recorded in the year ended December 31, 2016 were each less than 2% of total revenues recorded in the same period. We are currently in the process of evaluating which method of transition will be utilized at adoption. We continue to assess all of the potential impacts that the adoption of ASU 2014-09 will have on our consolidated financial statements, including the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We are currently in the process of evaluating which method of transition will be utilized at adoption. We continue to assess all of the potential impacts that the adoption of ASU 2016-02 will have on our consolidated financial statements, including the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$408	$—	$408
Liabilities
Interest rate exchange agreements	$—	$173	$—	$173

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,089	$—	$1,089
Liabilities
Interest rate exchange agreements	$—	$1,763	$—	$1,763

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

As of June 30, 2017, we recorded a long-term asset of $0.4 million, a current liability in accounts payable, accrued expenses and other current liabilities of $0.2 million, and recorded no current assets or long-term liabilities. As of December 31, 2016, we recorded a long-term asset of $1.1 million, a current liability in accounts payable, accrued expenses and other current liabilities of $1.8 million, and recorded no current assets or long-term liabilities.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $0.4 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and a net gain on derivatives of $0.9 million and a net loss on derivatives of $8.7 million for the six months ended June 30, 2017 and 2016, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Cable systems, equipment and customer devices	$2,381,342	$2,314,715
Vehicles	43,077	42,334
Buildings and leasehold improvements	37,096	36,708
Furniture, fixtures and office equipment	34,150	34,092
Land and land improvements	7,841	7,841

Property, plant and equipment, gross	$2,503,506	$2,435,690
Accumulated depreciation	(1,666,973)	(1,619,301)

Property, plant and equipment, net	$836,533	$816,389

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Accrued programming costs	$29,794	$25,856
Accounts payable - trade	28,370	42,094
Accrued taxes and fees	20,207	17,212
Advance customer payments	14,646	13,902
Accrued payroll and benefits	12,312	13,795
Accrued property, plant and equipment	8,543	4,950
Accrued interest	7,074	10,080
Accrued service costs	6,748	6,810
Bank overdrafts (1)	5,925	7,387
Accrued administrative costs	4,425	5,381
Accrued marketing costs	3,658	3,193
Accrued telecommunications costs	824	878
Liabilities under interest rate exchange agreements	173	1,763
Other accrued expenses	1,625	1,517

Accounts payable, accrued expenses and other current liabilities	$144,324	$154,818

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Bank credit facility	$1,014,000	$1,128,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,514,000	$1,628,000
Less: current portion	13,575	16,575

Total long-term debt, gross (less current portion)	$1,500,425	$1,611,425
Less: deferred financing costs, net	10,652	14,350

Total long-term debt, net (less current portion)	$1,489,773	$1,597,075

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of Term Loan J under our bank credit facility (the “credit facility”). This repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions by our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date. We recorded a loss on early extinguishment of debt of $2.0 million for each of the three and six months ended June 30, 2017, which represented the write-off of unamortized financing costs as a result of the repayment of Term Loan J.

Bank Credit Facility

As of June 30, 2017, we maintained a $1.085 billion credit facility, comprising:

•	$368.5 million of revolving credit commitments, which expire on October 10, 2019;

•	$140.1 million of outstanding borrowings under Term Loan A, which mature on January 15, 2021;

•	$576.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;

As of June 30, 2017, we had $60.9 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to approximately $297.9 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2017, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value at any time prior to maturity.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2017 and 2016. As of June 30, 2017, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2017, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of June 30, 2017, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2017, we were in compliance with all covenants under the indentures. As of the same date, the indentures allowed for the full or partial repayment of any of our senior notes at any time prior to maturity, subject to certain prices and conditions specified in the indentures.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
5 1⁄2% senior notes due 2021	$205,500	$205,500
6 3⁄8% senior notes due 2023	314,967	316,500

Total senior notes	$520,467	$522,000

Bank credit facility	$1,016,880	$1,135,633

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended June 30, 2017 and 2016, and $9.0 million in cash dividends on the PMI during each of the six months ended June 30, 2017 and 2016.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital distributions to parent and capital contributions from parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We made capital distributions to parent in cash of $5.1 million and $5.4 million during the six months ended June 30, 2017 and 2016, respectively. We received $60.0 million and $75.0 in capital contributions from parent during the six months ended June 30, 2017 and 2016, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $5.0 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively, and $10.7 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2017, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2017 and 2016, and with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of June 30, 2017, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 829,000 video customers, 1,185,000 HSD customers and 520,000 phone customers, aggregating 2.5 million primary service units (“PSUs”).

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

We are a wholly-owned subsidiary of MCC. As of June 30, 2017, we served approximately 459,000 video customers, 655,000 HSD customers and 288,000 phone customers, aggregating 1.4 million PSUs. As of the same date, we served 754,000 residential and business customer relationships.

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours. Over the past several years, we have experienced meaningful video customer losses, as DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming. We have placed a greater emphasis on higher quality residential customer relationships, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period, which may further contribute to video customer declines. To appeal to such higher-quality residential consumers, we offer a next-generation Internet Protocol (“IP”) set-top that provides a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain third-party Internet-based video applications (“video apps”), such as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. Later in 2017, we also plan to introduce a new, lower-cost, IP set-top that offers the TiVo guide and video apps, but without the required equipment for DVR service. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies, and we have continued to grow our HSD customer base over the last several years. We believe our HSD service is generally superior to DSL offerings in our service areas as our minimum downstream speed of 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our DSL competition. As consumers’ bandwidth requirements have dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater levels of consumption. Through “Project Gigabit,” we have installed the necessary equipment to transition substantially all our homes passed to the DOCSIS 3.1 platform, which has allowed us to introduce packages offering speeds of up to 1 gigabit per second (“Gbps”) across substantially all of our markets in 2017. We expect to continue to grow HSD revenues as we further take market share and our HSD customers choose higher speed tiers.

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

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of Term Loan J under our bank credit facility, which was scheduled to mature on June 30, 2021. Such repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions by our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

See “Liquidity and Capital Resources — Capital Structure — 2017 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$265,905	$256,368	3.7%	$527,413	$511,586	3.1%
Costs and expenses:
Service costs	110,930	105,413	5.2%	219,992	209,888	4.8%
Selling, general and administrative expenses	48,621	48,133	1.0%	96,138	95,101	1.1%
Management fee expense	5,015	4,750	5.6%	10,665	10,100	5.6%
Depreciation and amortization	38,018	35,575	6.9%	74,597	70,903	5.2%

Operating income	63,321	62,497	1.3%	126,021	125,594	0.3%
Interest expense, net	(18,005)	(19,874)	(9.4%)	(35,798)	(40,541)	(11.7%)
(Loss) gain on derviatives, net	(356)	(1,418)	NM	909	(8,678)	NM
Loss on early extinguishment of debt	(1,966)	(1,156)	NM	(1,966)	(1,156)	NM
Other expense, net	(396)	(445)	NM	(714)	(914)	NM

Net income	$42,598	$39,604	7.6%	$88,452	$74,305	19.0%

OIBDA	$101,339	$98,072	3.3%	$200,618	$196,497	2.1%

The table below represents a reconciliation of operating income to OIBDA (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Operating income	$63,321	$62,497	1.3%	$126,021	$125,594	0.3%
Depreciation and amortization	38,018	35,575	6.9%	74,597	70,903	5.2%

OIBDA	$101,339	$98,072	3.3%	$200,618	$196,497	2.1%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Video	$111,522	$114,148	(2.3%)	$222,826	$226,850	(1.8%)
HSD	91,246	82,307	10.9%	180,778	162,344	11.4%
Phone	15,049	14,655	2.7%	29,314	29,217	0.3%
Business services	37,978	34,950	8.7%	74,648	68,984	8.2%
Advertising	10,110	10,308	(1.9%)	19,847	24,191	(18.0%)

Total revenues	265,905	256,368	3.7%	527,413	511,586	3.1%

Average total monthly revenue per customer relationship (1)	$117.32	$115.40	1.7%	$116.58	$115.77	0.7%

	June 30,
	2017	2016	% Change
Video customers	459,000	472,000	(2.8%)
HSD customers	655,000	628,000	4.3%
Phone customers	288,000	250,000	15.2%

Primary service units (PSUs)	1,402,000	1,350,000	3.9%
Customer relationships	754,000	741,000	1.8%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 3.7% and 3.1% for the three and six months ended June 30, 2017, respectively, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by a decline in video revenue and, for the six months ended June 30, 2017, lower advertising revenues.

Video

Video revenues declined 2.3% and 1.8% for the three and six months ended June 30, 2017, respectively, mainly due to a lower residential video customer base compared to the prior year periods, offset in part by more customers taking our advanced video services and by rate adjustments, including the pass-through of higher programming costs for retransmission consent fees. We lost 2,000 and 4,000 video customers during the three and six months ended June 30, 2017, respectively, compared to decreases of 7,000 and 8,000 video customers in the comparable prior year periods. As of June 30, 2017, we served 459,000 video customers, or 30.5% of estimated homes passed, and 43.2% of our residential video customers took our DVR service, which represents the most significant component of revenues from advanced video services.

HSD

HSD revenues rose 10.9% and 11.4% for the three and six months ended June 30, 2017, respectively, largely due to rate adjustments and more customers paying higher rates for faster speed tiers, and a greater residential HSD customer base compared to the prior year periods. We gained 3,000 and 12,000 HSD customers during the three and six months ended June 30, 2017, respectively, compared to increases of 7,000 and 23,000 HSD customers in the comparable prior year periods. As of June 30, 2017, we served 655,000 HSD customers, or 43.5% of estimated homes passed, and 56.0% of our residential HSD customers took our wireless home gateway service, which represents a meaningful component of HSD equipment revenues.

Phone

Phone revenues increased 2.7% and 0.3% for the three and six months ended June 30, 2017, respectively, primarily due to a greater residential phone customer base compared to the prior year periods, offset in part by greater levels of discounting within the bundled packaging of our services. We gained 15,000 and 24,000 phone customers during the three and six months ended June 30, 2017, respectively, compared to increases of 5,000 and 11,000 phone customers in the comparable prior year periods. As of June 30, 2017, we served 288,000 phone customers, or 19.1% of estimated homes passed.

Business Services

Business services revenues grew 8.7% and 8.2% for the three and six months ended June 30, 2017, respectively, explicitly due to a greater SMB customer base compared to the prior year periods.

Advertising

Advertising revenues decreased 1.9% and 18.0% for the three and six months ended June 30, 2017, respectively, primarily due to lower levels of political advertising.

Costs and Expenses

Service Costs

Service costs grew 5.2% and 4.8% for the three and six months ended June 30, 2017, respectively, principally due to higher video programming costs. Programming costs were 6.9% and 6.6% higher for the three and six months ended June 30, 2017, respectively, mainly due to higher fees associated with the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a lower video customer base compared to the prior year period. Service costs as a percentage of revenues were 41.7% and 41.1% for the three months ended June 30, 2017 and 2016, respectively, and 41.7% and 41.0% for the six months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.0% for the three months ended June 30, 2017, primarily due to greater marketing and office expenses, offset in part by lower bad debt expenses. Marketing costs rose 13.4% for the three months ended June 30, 2017, expressly due to our Xtream bundle campaign and the marketing of our business services. Office expenses grew 11.3% for the three months ended June 30, 2017, largely due to higher rent and software costs. Bad debt expenses declined 9.2%, primarily due to the improved aging of certain business customer accounts.

Selling, general and administrative expenses increased 1.1% for the six months ended June 30, 2017, mainly as a result of greater marketing and office expenses, offset in part by lower taxes and fees. Marketing costs rose 12.4% for the six months ended June 30, 2017, principally due to our Xtream bundle campaign and the marketing of our business services. Office expenses grew 11.8% for the six months ended June 30, 2017, largely due to higher rent and software costs. Taxes and fees declined 5.3%, chiefly due to lower franchise and patent fees.

Selling, general and administrative expenses as a percentage of revenues were 18.3% and 18.8% for the three months ended June 30, 2017 and 2016, respectively, and 18.2% and 18.6% for the six months ended June 30, 2017 and 2016, respectively.

Management Fee Expense

Management fee expense grew 5.6% for each of the three and six months ended June 30, 2017, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% for each of the three months ended June 30, 2017 and 2016, and 2.0% for each of the six months ended June 30, 2017 and 2016.

Depreciation and Amortization

Depreciation and amortization was 6.9% and 5.2% higher for the three and six months ended June 30, 2017, respectively, largely as a result of greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support equipment and software.

Operating Income

Operating income increased 1.3% and 0.3% for the three and six months ended June 30, 2017, respectively, due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, depreciation and amortization, and selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 9.4% and 11.7% for the three and six months ended June 30, 2017, respectively, due to lower average outstanding indebtedness and, for the six months ended June 30, 2017, lower average borrowing costs.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded net losses on derivatives of $0.4 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and a net gain on derivatives of $0.9 million and a net loss on derivatives of $8.7 million for the six months ended June 30, 2017 and 2016, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $2.0 million for each of the three and six months ended June 30, 2017, which represented the write-off of unamortized financing costs as a result of the repayment of Term Loan J. Loss on early extinguishment of debt totaled $1.2 million for each of the three and six months ended June 30, 2016, which represented the write-off of unamortized financing costs as a result of the repayment of certain previously existing term loans.

Other Expense, Net

Other expense, net, was $0.4 million for each of the three months ended June 30, 2017 and 2016, substantially representing revolving credit commitment fees.

Other expense, net, was $0.7 million for the six months ended June 30, 2017, representing $0.6 million of revolving credit commitment fees and $0.1 million of other fees, and $0.9 million for the six months ended June 30, 2016, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $42.6 million and $39.6 million for the three months ended June 30, 2017 and 2016, respectively, and $88.5 million and $74.3 million for the six months ended June 30, 2017 and 2016, respectively.

OIBDA

OIBDA grew 3.3% and 2.1% for the three and six months ended June 30, 2017, respectively, as the increase in revenues was offset by increases in service costs and, to a much lesser extent, selling, general and administrative expenses and management fee expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2017, our near-term liquidity requirements included term loan principal repayments of $13.6 million over the next twelve months. As of the same date, our sources of liquidity included $10.1 million of cash and $60.9 million of unused and available commitments under our $368.5 million revolving credit facility, after giving effect to approximately $297.9 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $156.3 million for the six months ended June 30, 2017, primarily due to OIBDA of $200.6 million, offset in part by interest expense of $35.8 million and, to a much lesser extent, the $9.7 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $11.0 million and an increase in prepaid expenses and other assets of $4.8 million, offset in part by increases in accounts payable to affiliates of $3.8 million and in deferred revenue of $1.6 million.

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

Net cash flows used in investing activities were $91.0 million for the six months ended June 30, 2017, substantially comprising $94.8 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $3.6 million.

Net cash flows used in investing activities were $88.9 million for the six months ended June 30, 2016, substantially comprising $87.4 million of capital expenditures and a net change in accrued property, plant, and equipment of $1.7 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Customer premise equipment	$41,446	$39,388	$2,058
Enterprise networks	4,936	5,005	(69)
Scalable infrastructure	21,357	17,904	3,453
Line extensions	7,696	6,790	906
Upgrade / rebuild	13,647	11,746	1,901
Support capital	5,681	6,525	(844)

Total capital expenditures	$94,763	$87,358	$7,405

The increase in capital expenditures largely reflects greater spending in scalable infrastructure, largely for Project Gigabit, in customer premise equipment, primarily for our next-generation advanced video set-tops, and in upgrade and rebuild, mainly for the replacement of certain network assets.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $69.5 million for the six months ended June 30, 2017, primarily comprising $114.0 million of net repayments under our bank credit facility, $9.0 million of dividend payments on preferred members’ interest, $5.1 million of capital distributions to our parent, MCC, and $1.4 million of other financing activities, offset in part by $60.0 million of capital contributions from our parent, MCC.

Net cash flows used in financing activities were $80.7 million for the six months ended June 30, 2016, primarily comprising approximately $141.8 million of net repayments under our bank credit facility, $9.0 million of dividend payments on preferred members’ interest and $5.4 million of capital distributions from our parent, MCC, offset in part by $75.0 million of capital contributions from our parent, MCC.

Capital Structure

As of June 30, 2017, our total indebtedness was $1.514 billion, of which approximately 73% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2017, we paid cash interest of $36.9 million, net of capitalized interest.

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of Term Loan J under our bank credit facility (the “credit facility”). This repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions by our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of June 30, 2017, we maintained a $1.085 billion credit facility, comprising $716.1 million of term loans maturing in January 2021 and $368.5 million of revolving credit commitments, which are scheduled to expire in October 2019. As of the same date, we had $60.9 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account $297.9 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.4 to 1.0 and an interest coverage ratio of 4.4 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As June 30, 2017, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2017, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of June 30, 2017, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2017, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 3.7 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2017, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2017.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2017.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 4, 2017	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 4, 2017	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (iv) Notes to Consolidated Financial Statements