Form 10-K
period 2017-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2018-03-02
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

MEDIACOM BROADBAND LLC

2017 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•

increased levels of competition from direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, providers of video delivered over the Internet including competitors using over-the-top (“OTT”) delivery and existing licensed content providers, and other services that compete for our customers;

•	lower demand for our services from existing and potential residential and business customers that may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;

•	an acceleration in bandwidth consumption by high-speed data customers greater than current expectations, that could require unplanned capital expenditures;

•	our ability to continue to grow our business services customer base and associated revenues;

•

our ability to realize the anticipated benefits from the major initiatives under MCC’s plan for approximately $1 billion in total capital expenditures during the three years ending December 2018, as further described in this Annual Report;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses or increase the level of competition we face; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2017 and other reports or documents that we file from time to time with the SEC.

Statements included in this Annual Report are based upon information known to us as of the date hereof, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”). MCC is the fifth largest cable operator in the U.S., with almost 1.4 million residential and business customer relationships in smaller markets primarily in the Midwest and Southeast. MCC offers a wide array of information, communications and entertainment services to households and businesses, including video, high-speed data (“HSD”), phone, and home security and automation. Through Mediacom Business, MCC provides scalable broadband communications solutions to commercial and public sector customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2017, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 821,000 video customers, 1,209,000 HSD customers and 564,000 phone customers, aggregating 2.6 million primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso and related parties is the sole shareholder of MCC, a C corporation. Mr. Commisso is MCC’s founder, Chairman and Chief Executive Officer. MCC manages us pursuant to management agreements with our operating subsidiaries. See Note 9 in our Notes to Consolidated Financial Statements.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2017, our cable systems passed an estimated 1.5 million homes and served approximately 455,000 video customers, 668,000 HSD customers and 312,000 phone customers, aggregating 1.4 million PSUs. As of the same date, our cable systems had 755,000 residential and business customer relationships.

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

2017 Developments

MCC’s Capital Plan

In 2016, MCC announced a plan for approximately $1 billion of total capital expenditures to be made by us and Mediacom LLC during the three years ending December 31, 2018 (“MCC’s Capital Plan”). Among the planned initiatives under MCC’s Capital Plan include:

-

“Project Gigabit,” a wide-scale deployment of next-generation DOCSIS 3.1 technology that allows the provisioning of 1 gigabit per second (“Gbps”) downstream HSD service to substantially all of MCC’s homes passed;

-

“Project Open Road,” which will connect over 70,000 new commercial locations in MCC’s footprint that contain multiple potential customers in an effort to continue to grow business services revenues at an accelerated rate;

-	Residential line extensions resulting in at least 50,000 additional homes passed in MCC’s footprint; and

-	Development of community Wi-Fi access points throughout high-traffic commercial and public areas.

During the year ended December 31, 2017, MCC made an aggregate $341.8 million of capital expenditures, of which $181.5 million was invested by us. We expect similar levels of capital investments by us and MCC over the next year, with our portion of the initiatives outlined above approximating a level that is commensurate with our capital expenditures as a percentage of MCC’s total capital expenditures. We have already made significant progress under MCC’s Capital Plan and, in 2017, we completed the deployment of DOCSIS 3.1 technology, which allows us to offer 1 Gbps downstream HSD service to substantially all of our homes passed. Additionally, we have expanded our network to certain commercial locations identified under Project Open Road and have deployed community Wi-Fi access points in select communities. We believe these initiatives will allow us to continue to improve our competitive position for both residential and business customers in our markets, with additional future revenue and cash flow growth driven by incremental gains in market share than we may have experienced otherwise.

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of the previously existing Term Loan J under our bank credit facility (the “credit facility”). Such repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On November 2, 2017, we entered into an amended and restated credit agreement (the “new credit agreement”) under the credit facility that provided for $375.0 million of revolving credit commitments (the “new revolver”) and $1,050.0 million of new term loans (the “new term loans”). On the same date, we borrowed the full amount of the new term loans, the new revolver became effective and we terminated our previously existing revolving credit facility. Proceeds of the new term loans were used to repay the entire outstanding balance of all previously existing debt under the credit facility and pay related fees and expenses.

See “Liquidity and Capital Resources — Capital Structure — 2017 Financing Activity.”

Tower Asset Sale

On November 15, 2017, MCC entered into an asset purchase agreement (the “APA”) to sell substantially all of its operating subsidiaries’ tower assets (the “tower assets”) to CTI Towers (“CTI”), subject to closing conditions and requirements per the APA. Such tower assets were non-strategic to MCC’s cable operations. CTI leases space on towers to wireless carriers, and MCC will receive equity in CTI, representing a minority position, in exchange for MCC’s tower assets.

On December 21, 2017, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI. This transaction partially completed the tower asset sale, and we expect to contribute our remaining tower assets to MCC and, in turn, MCC will sell such assets to CTI during the year ending December 31, 2018, pursuant to the terms and conditions of the APA.

See Note 12 in our Notes to Consolidated Financial Statements.

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2017	2016	2015	2014	2013
Estimated homes passed (1)	1,510,000	1,504,000	1,496,000	1,499,000	1,495,000
Video
Video customers (2)	455,000	463,000	480,000	500,000	528,000
Video penetration (3)	30.1%	30.8%	32.1%	33.4%	35.3%
High Speed Data
HSD customers (4)	668,000	643,000	605,000	564,000	534,000
HSD penetration (5)	44.2%	42.8%	40.4%	37.6%	35.7%
Phone
Phone customers (6)	312,000	264,000	239,000	218,000	207,000
Phone penetration (7)	20.7%	17.6%	16.0%	14.5%	13.8%
Primary Service Units (PSUs)
PSUs (8)	1,435,000	1,370,000	1,324,000	1,282,000	1,269,000
PSU penetration (9)	95.0%	91.1%	88.5%	85.5%	84.9%
Customer Relationships
Customer relationships (10)	755,000	754,000	732,000	710,000	710,000

(1)

Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our network without further extending the transmission lines, based on best available information.

(2)

Represents customers receiving video service. Business services video customers that are billed on a bulk basis are converted into equivalent video customers by dividing their associated revenues by the applicable full-price residential video rate. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

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

(7)	Represents phone customers as a percentage of estimated homes passed.
(8)	Represents the sum of video, HSD and phone customers.
(9)	Represents PSUs as a percentage of our estimated homes passed.
(10)	Represents the total number of residential and business customers that receive at least one service, without regard to the amount of, or which service(s), customers purchase.

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

Our services are typically offered on a subscription basis, along with installation fees and other one-time charges, with monthly rates and related charges associated with the services, equipment and features customers choose. We generally offer discounted packages for new customers, and for those who take multiple services. Residential customers are generally not subject to minimum-term contracts, while substantially all of our business services customers are under contracts that typically have 3 to 5 year terms.

Our Service Areas

Approximately 77% of our homes passed are in the top 110 television markets in the United States, or designated market areas (“DMAs”), substantially all of which rank between the 65th and 110th largest.

Our largest markets are:

•	Des Moines and Cedar Rapids, Iowa;

•	The Quad Cities area in Illinois and Iowa, comprising Bettendorf, Davenport, East Moline, Moline and Rock Island;

•	Springfield, Jefferson City and Columbia, Missouri; and

•	Columbus, Albany and Valdosta, Georgia.

Residential Services

We market our residential services individually and in bundled packages, with discounts generally available for the subscription to bundled packages or other combinations of services. As of December 31, 2017, approximately 58% of our residential customers took two or more of our services, including about 32% that took all three.

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

Our residential video customers receive, at a minimum, a limited basic tier that includes local broadcast stations and public, government and leased access channels, with packages and tiers available that include national cable networks and regional sports networks, foreign-language and international programming, digital music channels and other specialty programming. Video customers may also subscribe to premium network programming from HBO, Showtime, Starz and Cinemax that provides commercial-free original programming, movies, live and taped sporting events and concerts, and other special events. We recently introduced “skinny”

packages as a value proposition for video customers who do not desire sports programming and seek a lower cost option that offers most of the non-sports content in our most popular video packages. Most of our video programming is available in a high-definition (“HD”) format that offers a higher resolution picture, improved audio quality and a wide-screen format.

Our VOD service provides video customers access to over 32,000 titles, including a wide selection of movies, national broadcast and cable network shows, music videos, and locally produced events. Most of our VOD content carries no additional charge when customers take a package or tier that includes the affiliated content. Special event programs, including live concerts, sporting events, and first-run movies are also available on a pay-per-view basis. Our digital video recorder (“DVR”) service allows customers to record and store content to view at their convenience, along with the ability to pause and rewind live programming.

Our video service requires the use of a digital set-top box (“set-top”), which typically provides an interactive, on-screen program guide and access to our VOD library. An increasing number of our video customers take our Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with integrated access and search functionality to certain Internet-based, or “over-the-top,” (“OTT”) video services, such as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. During 2017, we introduced a lower-cost, IP set-top that provides customers with a high-quality video experience, TiVo guide and OTT video services, but does not contain the required equipment for DVR service. We believe this lower-priced set-top will allow us to better compete with many of the available OTT packages that appeal to price sensitive customers. In 2018, we plan to launch a new voice-controlled remote which will allow greater flexibility and accessibility for our customers.

We also enable video customers to watch certain programming on personal devices connected to the Internet, whether in or outside their home, which we refer to as “TV Everywhere.” Our video customers currently have access to online content for up to 74 channels, and we plan to further expand our TV Everywhere line-up in 2018. Our video customers that take a set-top with the TiVo guide may also remotely view programming listings and schedule and manage DVR recordings remotely through our mobile apps and online portal.

HSD

We offer high-speed Internet access to suit the requirements of our HSD customers, with minimum downstream speeds of 60 megabits per second (“Mbps”), and packages available that provide downstream speeds up to 1 Gbps. Our residential HSD customers are charged a monthly fee that varies depending on the speeds and usage allowance associated with their level of HSD service. Our residential HSD service requires a modem, which most of our customers lease from us for a monthly fee.

Through Project Gigabit, we have transitioned our network to the DOCSIS 3.1 platform, allowing us to begin introducing downstream speeds of up to 1 Gbps in early 2017. As of December 31, 2017, we have completed the rollout of the 1 Gbps downstream service throughout substantially all of our footprint.

We also offer wireless gateways that combine a modem with a wireless router and phone adapter for an additional monthly fee, which ensures the performance of multiple personal devices used at the same time. In 2017, we launched WiFi360, which provides additional access points and extends the range of the wireless network in our customers’ homes. We have also deployed community Wi-Fi access points throughout high-traffic commercial and public areas in our markets, generating additional value for our HSD customers by providing more consistent connectivity outside of the home.

Phone

Our residential phone customers enjoy unlimited nationwide calling and other popular features, including Caller ID, call waiting, call forwarding, three-way calling and, for those who also take our video service, the ability to receive Caller ID information on the customer’s television screen. Residential phone customers are charged a monthly fee, with voicemail services, directory assistance and international calling plans made available for an additional charge. Our residential phone service requires equipment that is either included in the wireless gateway taken by customers that all take HSD service, or is leased for an additional monthly fee. Due to the low-cost nature of our phone product, we typically bundle this service on a discounted basis with our video and HSD services.

Business Services

Mediacom Business provides SMB customers video, HSD and phone services similar to those offered to our residential customers, along with a multi-line phone service, music services and other features. We also furnish custom fiber solutions, for medium- and large-sized businesses and institutions, with transmission speeds up to 10 Gbps and IP-enabled trunk-based voice services, and point-to-point, multi-point wide area, and local area network solutions. We also supply high-capacity fiber transport and dedicated Internet access to national and regional carriers to support cell tower backhaul, Ethernet and regional transport. Through Project Open Road, we will extend our network to new commercial locations that contain multiple businesses in an effort to sustain or accelerate our rate of growth in business services revenues. Project Open Road is a multi-year initiative, involving the necessary permitting and construction processes associated with the activation of new commercial customers.

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

Customer Care

We continue to make investments that improve the reliability and quality of our services. Our field operations team focuses on providing a quality experience during installation and service calls, with the goal of resolving any technical issues on the first attempt. We offer 30-minute arrival windows and evening and weekend availability for installation and service calls to provide more convenient scheduling for our customers. Field activity is scheduled and routed seamlessly with remote dispatching and workflow management, and GPS systems that facilitate on-time arrival for customer appointments. Our technicians are equipped with diagnostic and monitoring tools that determine the quality of service at the customer’s home in real-time.

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

HSD customers have consumed rapidly increasing amounts of bandwidth over the last several years, largely driven by increased usage of OTT video, and we expect this trend to continue. To provide additional network capacity to facilitate meaningful bandwidth consumption increases, we have deployed multiple tools to recapture bandwidth and optimize our network to allow for faster HSD speeds and greater levels of capacity. In substantially all of our markets, we have converted our video delivery to an “all-digital” delivery platform, freeing up spectrum that was previously used to deliver analog video signals that require more capacity. We have transitioned substantially all of our markets to the DOCSIS 3.1 HSD platform, allowing us to use our network in a more efficient manner. These bandwidth reclamation and optimization efforts and capital investments have enabled continuing increases in the speeds of our HSD service packages, culminating in the introduction of 1 Gbps downstream speeds to substantially all of our markets during 2017.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes in our markets with scholarships, events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. As of December 31, 2017, we provided free video service to over 1,600 schools and free HSD service to over 200 schools, and also provided free video service to over 1,600 government buildings, libraries and not-for-profit hospitals, nearly 200 of which also receive free HSD service.

Franchises

As of December 31, 2017, we served 489 communities under non-exclusive franchises granted to us by local or state governmental authorities. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”). Our franchises typically impose numerous conditions, including requirements around construction of the cable network in certain of the franchise areas; customer service requirements; the broad categories of programming required; the provision of free service to schools and other public institutions; and the provision and funding of public access channels. Many of the provisions of local franchises include a fee based on gross revenues of specified video services that we typically pass through directly to the customer. The Cable Act prohibits such franchise fees from exceeding 5%.

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

Sources of Supply

Programming

Our video programming content is generally obtained pursuant to fixed-term contracts that are typically based on a fixed monthly fee per video customer, subject to contractual escalations. Most of our contracts are entered into directly with the content provider, but we also secure certain content through a cooperative that may offer more favorable pricing or terms than are available to us independently. In general, we attempt to secure longer-term programming contracts, ranging from three to eight years. We also have various retransmission consent agreements that permit us to retransmit the signals of local broadcast television stations. Under FCC rules, local broadcast stations must elect, on a three-year cycle, either “must-carry” rights or “retransmission consent,” where we are not allowed to carry the station’s signals without its permission. Retransmission consent is generally conditioned upon our payment of cash fees and/or our carriage of one or more of their affiliated stations or programming networks.

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

Moreover, many of those powerful owners of programming require us to purchase their content in bundles and dictate how we offer them to our customers. Consequently, we have little or no ability to individually or selectively negotiate for networks or broadcast stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. All of these practices by programming suppliers push our programming expenses higher. We have been unable to fully offset these cost increases over the past several years by raising customer rates and it is likely that our video gross margins will continue to decline.

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

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops from a limited number of suppliers, principally Arris Group Inc. and Evolution Digital, and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides from TiVo Inc. We mainly purchase cable modems from Askey, Arris Group Inc and Technicolor SA, and routers, switches and other network equipment from Cisco Systems, Casa Technology Systems and Huawei Technologies Co. Ltd.

Competition

We face competition for residential and business customers from a wide range of communication, entertainment and information services. We have historically faced, and continue to face, intense competition from existing providers in the areas of price, product offerings and service reliability. Rapid technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with all of our residential products. Our residential video product has seen numerous new competitors utilizing OTT delivery methods, including virtual multichannel providers (“vMVPD”), subscription-based VOD services, pay-per-view products, direct-to-consumer offerings from existing content providers, and advertising-backed free video products. Our residential HSD product has seen competition from local phone companies with digital subscriber line (“DSL”) based services, wireless products based on cellular technology and other competitors including overbuilders, municipalities and certain commercial entities. Our residential phone product faces its most significant competition from the local phone companies and wireless providers noted above. Our business services generally compete with existing providers who may have a stronger foothold and customer penetration in our markets, and we continue to face a number of challengers for advertising sales.

Many of our current and potential future competitors have strong brand name recognition, a nationwide platform and significant financial resources, which may allow them to react to technological developments or changes in consumer behavior quicker than us. Recent consolidation has resulted in certain competitors becoming larger and offering additional services. AT&T’s acquisition of DirecTV in 2015 enhanced their ability to offer bundled wireline and wireless services, and facilitated their recent launch of “DirecTV Now,” a vMVPD that competes with our video service. In 2016, AT&T announced a proposed merger with Time Warner Inc. which, if completed, would integrate a variety of video content with its established distribution platforms. Further consolidation may occur in the future, which may increasingly pressure our competitive position.

Video

Direct Broadcast Satellite (“DBS”) Providers

We face our most significant competition for video customers from DBS providers, principally DirecTV, which is owned by AT&T, and DISH Network, which offer satellite-delivered video packages similar to ours, including certain features we may not provide including ad-skipping functionality and exclusive content such as DirecTV’s agreement with the National Football League. DBS providers also have certain other advantages over us, including a national brand and marketing platform, and greater operational efficiencies resulting from their ability to avoid certain expenses which we incur, principally franchise fees and property taxes. We believe aggressive promotional pricing and advanced customer equipment offered by these DBS providers have contributed to our historical video customer losses. Additionally, DirecTV and Dish have both launched vMVPDs, allowing them to compete with our video services.

Phone Companies

Certain phone companies have built fiber-based networks that allow them to offer video service, which is then bundled with Internet, phone and, in some cases, wireless, services. As of December 31, 2017, approximately 5% and 4% of our homes passed faced wireline video competition from AT&T U-Verse and CenturyLink Prism, respectively, based on internal estimates. The video services offered by these phone companies are substantially similar to ours. In markets where phone companies do not offer wireline video service, they have typically bundled their Internet and/or phone services with a DBS video service.

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

OTT Video

Our video service faces increasing competition from an increasing variety of OTT video providers that include:

-

vMVPDs that offer an Internet-based streaming service with linear programming packages similar to our video service. These competitors typically offer smaller packages containing cable networks, broadcast stations and regional sports networks, at lower prices than our video service. Such competitors include DISH’s SlingTV, DirecTV Now, YouTube TV, Playstation Vue, and Hulu Live;

-

Subscription-based VOD (“SVOD”) services that offer multiple forms of content including traditional television shows, movies and original content, typically for a monthly fee. These competitors, including Netflix, Hulu and Amazon Prime Video, typically offer their SVOD services at prices significantly lower than our video service. Certain pay-per-view OTT video services are available, including iTunes and Amazon Instant, that offer movies and other content on a pay-per-view basis. Recently, significant and increasing resources have been devoted to SVOD services, particularly by Netflix, and the creation or purchase of exclusive, high-quality original content;

-

Direct-to-Consumer (“DTC”) offerings which contain traditional cable, premium and broadcast network content originating from existing content providers, including HBO Now, CBS All Access, Showtime Anytime and, in the future, ESPN Plus. These competitors offer certain content that has typically resided in our own video offerings, in addition to certain amounts of new and exclusive content; and

-

Free Online Video Services that use an advertising-supported model to offer free video content to customers. These services contain original and/or user-generated content, along with content that we currently purchase for a fee. These competitors include YouTube, Facebook, Twitter, Twitch and Go90.

OTT services have become increasingly accessible as technological advances have facilitated the ability of consumers to watch such video products on their television and a variety of devices. Additionally, because OTT video is very popular with younger demographics, there may be an increasing substitution of traditional video if newly formed households were more likely to choose one or several OTT video services as their only video provider. However, we believe many video customers choose to augment their traditional video service with OTT video and we have integrated many such services into our set-top to facilitate their usage. Our HSD customers who rely on OTT service for their only video service are likely to choose a higher tier of service, given their greater requirements for speed and usage allowance.

Other

We also face competition for our video service from over-the-air broadcast television, of which the extent of such competition for our video service is dependent on the quality and quantity of broadcast signals available through an “off-air” antenna.

HSD

Phone Companies

Our HSD service faces its most significant competition from local phone companies, including CenturyLink, AT&T and Windstream, that generally offer DSL Internet service, which is limited by technical constraints to maximum speeds considerably slower than ours.

These phone companies generally market their DSL service at a lower price than our HSD service, but in certain markets where they have upgraded portions of their network to allow for faster speeds, their higher-speed DSL tiers were typically available at similar or higher prices than ours.

Some phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) system that allows for Internet speeds comparable to our 60 Mbps service or fiber-to-the-home (“FTTH”) systems, capable of providing Internet speeds as fast as our highest speeds. AT&T and CenturyLink have upgraded their networks to FTTN delivery systems in several of our markets, and AT&T has committed to deploying FTTH service to 12.5 million nation-wide locations within four years of their 2016 acquisition of DirecTV. We do not compete with FTTH services in a meaningful number of our markets. We generally believe our markets have been a lower priority for these phone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, we may face greater competition for HSD customers if these companies were to continue, or accelerate, the deployment of fiber in markets which we compete.

Wireless Providers

We also face competition from wireless providers such as AT&T, Verizon Wireless, T-Mobile, Sprint and US Cellular that offer third and fourth generation, or “3G” and “4G,” wireless Internet service. While certain households or individuals may fully substitute their wireline Internet service for a wireless one, we do not believe that wireless Internet service offers a full replacement to our HSD service given higher data usage costs, slower speeds and lower reliability. Some of these drawbacks have been mitigated with the introduction of unlimited bandwidth consumption packages, but we believe our HSD offerings are compellingly priced and more widely available throughout our markets. However, the level of competition provided by wireless Internet services may increase in the future with the deployment of fifth generation, or “5G” technology.

Other

Our HSD service also faces limited competition from other providers, including many of the overbuilders noted above, and certain municipalities and commercial entities that have built fiber networks and offer Internet service that competes with ours. Some local governments in our footprint may consider or pursue the subsidized build out of additional fiber and/or Wi-Fi networks. Our HSD service also faces competition from certain commercial venues, such as retail shopping areas, restaurants and airports that offer Wi-Fi Internet service, sometimes free of charge. If any of these providers were to significantly expand services in our markets, we would face additional competitive pressures.

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

Employees

As of December 31, 2017, we had 2,394 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Recent Significant FCC Activity

HSD Regulatory Reclassification and Network Neutrality

On December 14, 2017, the FCC issued a Declaratory Ruling reversing its 2015 action that had classified the provision of broadband Internet access service as a regulated telecommunications service under Title II of the Communications Act (so-called “net neutrality” rules) and restoring its classification as a Title I information service. As an information service, broadband Internet access services are not subject to the utility-style regulations under Title II. Broadband access service providers are required to comply with the FCC’s refined transparency rule, including disclosures of network management practices (for example, blocking, throttling and traffic prioritization), performance and commercial terms of service, and the Federal Trade Commission will again have enforcement jurisdiction over certain business practices. At least twenty-two state Attorneys General have filed suit in an attempt to overturn the FCC’s action. Some members of Congress have also undertaken efforts to reinstate net neutrality requirements. In addition, many states have undertaken legislative efforts to enact statutes to regulate the provision of broadband service primarily with respect to so-called net neutrality issues and several governors have signed executive orders to the same effect. We cannot predict the outcome or what the impact of such litigation, legislation or executive orders may be.

We provide HSD services to business customers. On April 20, 2017, the FCC adopted a Report and Order that found the market for packet-based services to businesses at speeds exceeding 45 Mbps as widespread therefore negating the need for any price regulation.

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

Federal Telecommunications Act Rewrite

Members of Congress have discussed undertaking a rewrite of the telecommunications laws that is necessary to develop laws that can be applied on a technology- and platform-neutral basis. Currently, each technology, regardless of whether it offers a similar service, e.g., multichannel video programming, broadband Internet access or phone service, is regulated in a silo subject to a different regulatory regime. Such treatment often disadvantages one technology compared to others. We cannot predict whether such a rewrite will occur. Any changes in regulation that would result from a rewrite could affect all of our products and services, the outcome of which, if any, cannot be predicted.

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

Pursuant to the FCC’s 2011 Order, the telecommunications attachment rate formula would yield results that would approximate the attachment rates for cable television operators. In 2015, the FCC adopted an Order on Reconsideration that revised the FCC’s pole attachment rate formula to lessen the disparity between the cable and telecommunications rates that arose under certain factual scenarios. As a result, in almost all circumstances the cable and telecommunications rates now approximate each other. To the extent the FCC’s action lowers the pole attachment costs of our competitors, that could adversely impact us.

Governmental Broadband Infrastructure Support

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

Governmental Support

On January 8, 2018, President Trump signed an executive order designed to make it easier for companies to install high-speed broadband networks in rural areas. He has further suggested that funding for broadband deployment may also be part of a trillion dollar plus infrastructure package that his administration may propose. In addition, numerous pieces of legislation have been introduced in Congress, and the FCC has undertaken, to facilitate and/or fund more rapid and widespread high-speed broadband deployment and on February 1, 2018 committed $1.98 billion over ten years ($198 million annually) to support the deployment and provision of voice and fixed broadband services in unserved high-cost areas. We do not know the impact of these efforts and actions could have on our business, but to the extent that it permits competitors to build out into our service areas, that could adversely affect our business.

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

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable operator may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect through December 31, 2020. Through January 1, 2020, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

The Satellite Television Extension and Localism Act Reauthorization Act (“STELAR”) prohibits stations not under common ownership from engaging in joint negotiations with multichannel video programming distributors (“MVPDs”) and restricting broadcasters from generally limiting carriage of stations that are significantly viewed or otherwise entitled to carriage. Pursuant to STELAR, in 2015 the FCC issued a Notice of Proposed Rulemaking (“NPRM”) to review the “totality of the circumstances” test applied, in part, to determine whether parties have attempted to negotiate retransmission consent in good faith and whether certain other actions should evidence bad faith. We cannot predict whether the FCC will modify its rules or the impact of any such modifications. If the FCC fails to modify its rules, such action could be seen as an endorsement of current broadcaster negotiating tactics that often introduce challenges to the negotiation of retransmission consent agreements.

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

On November 12, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing a new television broadcast transmission standard referred to as ATSC 3.0 that would, among other things, increase the amount of data that could be broadcast in a signal allowing transmission in higher definition formats such as 4K or UltraHD, add additional multicast channels and/or convert the transmission of exiting multicast channels to high definition. The ATSC 3.0 transmission standard would also allow reception of the broadcast signal on mobile devices such as smart phones provided they have a built-in ATSC 3.0 receiver. Stations considering transitioning to ATSC 3.0 are in most cases required to partner with another station to facilitate simulcasting of the station’s signal in ATSC 1.0 and 3.0 formats (one station would transmit the signals of both in ATSC 1.0 format while the other would do the same but in ATSC 3.0 format). While the simulcast signals must be available to most areas of the stations’ DMA, it might not be available to all locations in the DMA. The FCC is developing rules to permit waivers pursuant to which stations could convert to ATSC 3.0 transmission without offering a simulcast. We do not know how quickly broadcasters will either begin transitioning or converting to the new standard or how long a transition period would continue and when stations we retransmit would convert to transmitting in the ATSC 3.0 format and we cannot predict the impact any of this would have on our operations.

We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing substantially all of our video customers receiving local broadcast stations will expire and require renegotiation prior to January 1, 2021.

Other Content Regulations

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

Multiple Dwelling Unit Building Wiring

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC has issued rules voiding existing, and prohibiting future, exclusive service contracts for services to multiple dwelling unit or other residential developments, however, in 2010, the FCC affirmed the permissibility of bulk rate agreements and exclusive marketing agreements. On June 22, 2017, the FCC issued a Notice of Inquiry to facilitate greater consumer choice and enhance broadband deployment in multiple tenant environments that could impact the provision of service to commercial customers in those environments. Additionally, however, the FCC is reexamining whether it should maintain or reverse its 2010 decision to permit bulk rate agreements and exclusive marketing agreements in multiple dwelling unit buildings. Our potential loss of such rights and the inability to secure such express rights in the future may adversely affect our business to customers residing in multiple dwelling unit buildings and certain other residential developments.

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

DBS providers operate under a similar statutory compulsory license that, unlike that of cable operators, has a fixed term. In 2014, Congress extended the satellite compulsory license through 2019. As part of that legislation, Congress required the United States Government Accountability Office (“GAO”) to conduct another study regarding carriage and copyright issues relating to broadcast programming and the impact of the current regulatory regime on consumers. Pursuant to an earlier mandate, in 2011, GAO issued a report to Congress that found that the impact of a phase-out of the compulsory copyright licenses would have an uncertain impact on the market and regulatory environment. In part, the scheme (i.e., direct licensing, collective licensing or sublicensing) that would replace the compulsory licenses would impact the outcome. Additionally, in 2008 and 2011, the Copyright Office issued reports to Congress recommending phasing out the distant signal compulsory license. We cannot predict whether Congress will eliminate the cable compulsory license, or what scheme would replace it, if any; however, any loss of the current compulsory license could increase our costs.

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

Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including Illinois, Iowa, Missouri and Wisconsin, make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

HSD Service

Federal Regulation and Network Neutrality

For a complete discussion of the federal regulatory status and network neutrality requirements, see Recent Significant FCC Activity – HSD Regulatory Reclassification and Network Neutrality.

Digital Millennium Copyright Act

The owners of copyrights have been active in seeking to prevent use of the Internet to violate their rights, and we regularly receive notices of claimed infringements by our HSD customers. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider — for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of infringement resulting from the actions of customers, provided that the ISP complies with certain requirements.

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

State and Local Regulation and Competition

Our HSD service provided over our cable systems generally have not been subject to regulation by state or local jurisdictions. Some states are considering legislative initiatives to impose network neutrality requirements on HSD service providers. The governors of at least two states where we do not have cable systems, New York and Montana, have signed executive orders to the same effect. We cannot predict whether or not our HSD service will become subject to increased state regulation as more fully discussed in the Recent Significant FCC Activity — HSD Regulatory Reclassification and Network Neutrality section, above, or if they are, the impact that such regulation would have on our business.

Voice-over-Internet Protocol Phone Service

Federal Law

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Most major cable operators now offer (“VoIP”) phone service as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, considered or attempted differing regulatory treatment, ranging from minimal or no regulation to heavily-regulated common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP phone service, the FCC decided that alternative voice technologies, like certain types of VoIP phone service, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP phone service as a business operation.

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

We face significant competition for our products and services from a growing number of competitors that offer a wide range of communication, entertainment and information services. Many of our competitors have, compared to us, greater financial resources, more favorable brand recognition, fewer regulatory burdens, national footprints and scale, and long-standing relationships with regulatory authorities and customers. Technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with ours, including OTT video, and wireless Internet and phone services.

We face significant competition for video service from DBS providers, OTT video providers, phone companies and other overbuilders. Many of the OTT video competitors have strong brand name recognition, a nationwide platform and significant financial resources. Phone companies that offer video service substantially similar to our own represent approximately 9% of our homes passed, and other overbuilders (excluding phone companies) offer such a video service to about 24% of our homes passed.

Our HSD service faces its most meaningful competition from phone companies, wireless providers and other providers of internet access, including other overbuilders, municipalities and certain commercial entities that have built, or are considering building, fiber and/or Wi-Fi networks. The phone companies we compete with, including CenturyLink, AT&T and Windstream, primarily offer DSL Internet service that is typically limited to speeds considerably slower than ours. These phone companies have upgraded limited portions of their networks to FTTN or FTTH delivery systems that allow for faster speeds that may be comparable to our HSD service.

Other services that we provide that may also face significant competition include our phone, business services, including cell tower backhaul and enterprise level services, and our advertising sales group.

Although we have generally eliminated or reduced tactical discounts for video customers that do not take bundled services, in order to attract new customers and maintain our existing customer base, we continue to make certain promotional offers that include short-term discounted service or equipment rates for bundled services, which may result in lower revenues and greater marketing expenses. Customers who take these discounted bundled services may not remain customers following the end of the promotional period.

If our ability to attract new customers or retain existing customers is impeded due to increased levels of competition, our business, financial condition and results of operations may be adversely affected. For additional information regarding our competitors, see “Business Description – Competition.”

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

Moreover, many of those powerful owners of programming require us to purchase their content in bundles and dictate how we offer them to our video customers, and impose economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or local broadcast stations, to forego purchasing networks or local broadcast stations that generate low subscriber interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks that contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. Password theft and/or account sharing among OTT video customers may artificially lower the measurable number of customers who pay for video programming, consequentially putting programmers’ revenues under pressure and motivating such programmers to force even higher fees upon us. Because of the leverage these large programming companies have over us, we also are obligated to carry additional programming that we would otherwise not offer, which increases our programming expense and lowers our capacity to introduce other new products and services.

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

While we attempt to offset such growth in programming expenses by customer rate increases, including the direct pass-through of increases in retransmission consent and regional sports network fees, our video gross margins will likely continue to decline given the outsized increases to our programming costs we expect in the future. Such increases in our programming costs have forced us to push the pricing of our video services to levels that our customers may deem unaffordable or undesirable. As such, our customers may choose to no longer purchase our video services and instead rely on over-the-air viewing or use an OTT video service, which could have an adverse effect on our video revenues.

Weak economic conditions could adversely impact our business, financial condition and results of operations.

Most of our revenues are sourced from consumers whose spending behavior is impacted by prevailing economic conditions. Weak job and business creation, occupied housing levels, personal income growth and consumer confidence can adversely impact demand for our services, and may cause increased cancellations by our customers or lead to unfavorable changes in the mix of products taken. The expanded availability of free or lower cost services that may compete with ours, including OTT video and wireless Internet available in certain commercial or public locations, may further pressure our customer retention. Weak economic conditions also can decrease advertising demand and negatively impact our advertising revenues.

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

The level of bandwidth consumption by our HSD customers has grown at sizeable rates for the past several years as usage of many Internet-based services, particularly OTT video, has rapidly increased. If bandwidth consumption were to accelerate greater than current expectations, we may need to make unplanned network investments and meaningfully increase our capital expenditures to expand the bandwidth capacity of our systems beyond the Project Gigabit investment we have already made and ensure the quality of service provided to our HSD customers. Our ability to develop, implement and refine business models that respond to changing consumer bandwidth usage and demands efficiently could be restricted by regulatory and legislative efforts to impose so-called “net neutrality” requirements on Internet providers. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity.”

We face risks as we attempt to continue to grow our business services customer base and associated revenues.

Business services customers, and associated revenues, have made increasing contributions to our results of operations in the last several years, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. We expect to continue to commit significant investments on technology, equipment and personnel focused on our business services, including Project Open Road, where we will extend our network to numerous locations that contain multiple potential business customers. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of SMB and enterprise customers, or we fail to properly scale and support these activities, our business, financial condition and results of operations may be adversely affected.

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

We operate in a rapidly changing environment and our success depends, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to add introduce new products and services, or enhance existing ones. Continued development of newer technologies and services and rapidly evolving consumer preferences will likely continue to drive expansion of the products and services offered by our existing competitors and increase the number of competitors that we face. Next-generation technology has allowed for linear OTT video services that can serve as a full replacement for our video service, and may allow wireless Internet providers to offer a service based on “5G” technology that may adequately serve as a full replacement for our HSD service. If our competitors were to introduce new or products and services that we do not currently offer, or enhanced versions of existing products and services that consumers find more compelling than ours, we may be required to deploy greater levels of marketing expenditures and capital investments to maintain our competitive position. We may also recognize lower revenues if such new products and services require us to offer certain of our existing services at a lower or no cost to our customers. Such changes could cause our business, financial condition and results of operation may be adversely affected.

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

We depend on network and information systems and other technologies to operate our businesses. A disruption or failure in such networks, systems or technologies resulting from “cyber-attacks,” natural disasters or other events outside our control have an adverse effect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, disruptions or failures caused by “cyber-attacks” such as computer hacking, computer viruses, denial of service attacks, worms or other disruptive software could have a devastating impact on our business. Both unsuccessful and successful “cyber-attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. Because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. These “cyber-attacks” could result in misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology system and networks, including customer, personnel and vendor data, and we could also be subject to employee error or malfeasance, or other disruptions. Such events could damage our reputation and credibility, which could adversely affect our business, financial condition, and results of operations.

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

Our network and information systems are also vulnerable to damage resulting from power outages, natural disasters, terrorist attacks and other material events that are outside our control. Any such event may degrade or disrupt our service, lead to excessive volume at our call centers, and damage our plant, equipment, data and reputation. While we generally implement redundant systems to allow our network to continue to function in an outage, these measures may be ineffective in certain events. We are unable to predict the impact of such events, and any resulting customer or revenue losses, or increases in costs and expenses or capital expenditures, could have an adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2017, our total debt was $1.577 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a meaningful portion of our cash flows from operations to pay interest and principal payments on such debt, resulting in less cash available to finance our operations, capital expenditures and other activities.

Our significant amount of debt and associated debt service requirements could have adverse consequences, such as:

•	limiting our ability to obtain future financing to refinance our existing indebtedness on terms acceptable to us or at all;

•

exposing us to greater interest expense as a result of having to refinance existing debt on less favorable terms than we currently experience, or due to higher market interest rates on 30% of our debt that is exposed to variable rates;

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

As of December 31, 2017, the principal financial covenants of the credit agreement required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. The credit agreement also contains various other covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements.

As of December 31, 2017, the principal financial covenant of the indentures governing our senior notes (the “indentures”) was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. The indentures also contain various other covenants, though they are generally less restrictive than those found in our credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit ratings are Ba2 with a positive outlook by Moody’s, and BB with a stable outlook by Standard and Poor’s (“S&P”). Our senior unsecured ratings are B1 with a positive outlook by Moody’s, and B+ with a stable outlook by S&P. There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2017, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 59% of our total assets.

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

The cable industry is subject to extensive legislation and regulation at the federal and local levels and, in some instances, at the state level. Additionally, our HSD and phone services are also subject to regulation, and additional regulation is under consideration. Aspects of such regulation are currently the subject of judicial and administrative proceedings, legislative and administrative proposals, and lobbying efforts by us and our competitors. Legislation is periodically under consideration that could entirely rewrite our principal regulatory statute, and the FCC and/or Congress may attempt to change the classification of, or change the way that, our services are regulated and/or change the framework under which broadcast signals are carried, remove the copyright compulsory license and change the rights and obligations of our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

Recent FCC action to declassify our HSD service from Title II regulation under the Communications Act could be overturned by the courts or legislation.

Were the courts or legislation were to reclassify of our HSD service as a a telecommunications service under Title II of the Communications Act this could significantly impact how we provide and charge for our HSD service and operate our network by imposing requirements and limitations on us. See “Business — Legislation and Regulation — General — Recent Significant FCC Activity — HSD Regulatory Reclassification and Network Neutrality, and “Business — Legislation and Regulation — HSD Service — State and Local Regulation and Competition.”

Government financing of broadband providers in our service areas could adversely impact our business.

Possible changes to how USF monies are distributed, as well as major infrastructure spending package and/or other pieces of legislation current under consideration in Congress or others that may be introduced, may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC chooses to broaden the imposition of USF fees on services we provide that could increase the cost of our services and harm our ability to compete. See “Business — Legislation and Regulation — General — Governmental Broadband Infrastructure Support —Universal Service Fund,” “Business — Legislation and Regulation — General — Governmental Broadband Infrastructure Support – Governmental Support” and “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Regulatory Obligations.”

Changes in the definition of an MVPD may make programming available to Internet providers of video services.

If the FCC changes the definition of an MVPD to include those distributors of multiple channels of video programming over the Internet that do not own physical distribution facilities, competitors and potential competitors may have access to certain traditional cable programming under the FCC’s program access rules as well as broadcast television programming. If Internet-based providers have greater access to programming of value to our customers and can offer service at a lower price because they are not facilities-based, that could hurt our business, financial condition and results of operations. See “Business – Legislation and Regulation – Cable System Operations and Video Services – Access to Certain Programming.”

Adoption of an ATSC 3.0 transmission standard by stations whose broadcast signals we retransmit may increase our costs or cause loss of our ability to receive some signals.

In the event of a simulcast, a change in transmission location could impair our ability or increase our cost to obtain a station’s broadcast signal. If there is no ATSC 1.0 simulcast, unless we are permitted to downconvert a signal from ATSC 3.0 to ATSC 1.0, we will either lose the affiliated network content or we would have to modify the configuration and possibly some components of our system to permit retransmissions in ATSC 3.0 format, which could increase our costs and require additional capital investment. See “Business – Legislation and Regulation - Content Regulations - Must Carry and Retransmission Consent.”

Loss of our ability to provide bulk rate services to multiple dwelling unit buildings could decrease the number of such units purchasing our services.

Any loss of the ability to provide services on a bulk rate basis to multiple dwelling unit buildings could result in a decrease in the number of such customers and the total amount of replacement revenue from full-rate individually billed customers may not offset such loss as it is unlikely that all residents of such units would take our services on an individual basis. See “Business — Legislation and Regulation —Multiple Dwelling Unit Building Wiring.”

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

Our cable systems are operated under non-exclusive franchises. We believe that, as of December 31, 2017, various other entities are currently offering video service, through wireline distribution networks, to about 33% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — State and Local Regulation — Franchise Matters.”

Our phone service may become subject to additional regulation.

The regulatory treatment of phone services that we and other providers offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP. Any changes to existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, lower revenues or an impeded ability to effectively compete or otherwise adversely affect our ability to successfully conduct our phone business. See “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Law.”

Changes in pole attachment regulations or actions by pole owners could significantly increase our pole attachment costs.

Our cable facilities are often attached to, or use, public utility poles, ducts or conduits. Although the FCC’s 2015 Order essentially equalized the cost of regulated attachments that our competitors pay, any additional benefits, including any provided to facilitate broadband deployment, could adversely impact our business from changes that make it both easier and less costly for those who compete with us to attach to poles. See “Business — Legislation and Regulation — General — Pole Attachment Regulation.”

Changes in compulsory copyright regulations could significantly increase our license fees.

If Congress either eliminates the current cable compulsory license or enacts revisions to the Copyright Act, the elimination could impose increased costs and transactional burdens or the revisions could impose oversight and conditions that could adversely affect our business. Any future decision by Congress to eliminate the cable compulsory license, which would require us to obtain copyright licensing of all broadcast material at the source, would impose significant administrative burdens and additional costs that could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — Federal Regulation — Copyright.”

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

A change in control could result in a default under our debt arrangements, which require us to offer to repurchase our senior notes at 101% of their principal amount and trigger a variety of federal, state and local regulatory consent requirements. Any of the foregoing results could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal physical assets consist of fiber-optic networks, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at, or near, customers’ homes and businesses. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber-optic cables and related electronic equipment. Customer premise equipment consists of set-top devices, cable modems and related equipment. Our distribution systems and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve performance and capacity. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our network.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2013 through 2017 and balance sheet data and operating data as of December 31, 2013 through 2017, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$1,059,086	$1,033,239	$982,362	$948,447	$918,614
Costs and expenses:
Service costs	439,990	419,406	401,751	381,014	365,436
Selling, general and administrative expenses	194,629	193,669	182,144	180,084	185,188
Management fee expense	21,665	20,800	19,000	17,650	16,600
Depreciation and amortization	172,333	147,114	144,220	153,478	156,397

Operating income	230,469	252,250	235,247	216,221	194,993
Interest expense, net	(70,089)	(78,725)	(94,668)	(100,436)	(96,203)
Gain on derivatives, net	2,828	1,203	9,173	23,226	22,782
Loss on early extinguishment of debt	(2,623)	(1,156)	(4,382)	(300)	(832)
Other expense, net	(1,329)	(1,686)	(1,377)	(1,262)	(1,793)

Net income	$159,256	$171,886	$143,993	$137,449	$118,947

Balance Sheets Data (end of period):
Total assets	$2,316,683	$2,293,721	$2,257,033	$2,259,413	$2,273,845
Total debt	$1,557,580	$1,613,650	$1,809,518	$1,957,000	$1,908,000
Total member’s equity (deficit)	$397,828	$317,492	$95,461	$(30,683)	$12,955

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$325,262	$336,034	$297,236	$280,292	$248,092
Investing activities	$(179,180)	$(183,289)	$(148,289)	$(137,571)	$(146,018)
Financing activities	$(147,684)	$(148,979)	$(147,957)	$(144,506)	$(102,633)

Other Data:
OIBDA (1)	$402,802	$399,364	$379,467	$369,699	$351,390
OIBDA margin (2)	38.0%	38.7%	38.6%	39.0%	38.3%

Ratio of earnings to fixed charges and preferred dividends	2.46	2.44	2.02	1.93	1.82

Operating Data (end of period):
Estimated homes passed (3)	1,510,000	1,504,000	1,496,000	1,499,000	1,495,000
Video customers (4)	455,000	463,000	480,000	500,000	528,000
HSD customers (5)	668,000	643,000	605,000	564,000	534,000
Phone customers (6)	312,000	264,000	239,000	218,000	207,000
Primary service units (7)	1,435,000	1,370,000	1,324,000	1,282,000	1,269,000
Customer relationships (8)	755,000	754,000	732,000	710,000	710,000

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

The following represents a reconciliation of OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating income	$230,469	$252,250	$235,247	$216,221	$194,993
Depreciation and amortization	172,333	147,114	144,220	153,478	156,397

OIBDA	$402,802	$399,364	$379,467	$369,699	$351,390

(2)	Represents OIBDA as a percentage of revenues. See Note 1 above.
(3)

Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our network without further extending the transmission lines, based on best available information.

(4)

Represents customers receiving video service. Business services video customers that are billed on a bulk basis are converted into equivalent video customers by dividing their associated revenues by the applicable full-price residential video rate. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

(5)

Represents customers receiving HSD service. Small- to medium-sized business HSD customers are converted to equivalent HSD customers by dividing their associated revenues by the applicable full-price residential rate. Medium- to large-sized business customers who take our enterprise network services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(6)

Represents customers receiving phone service. Small- to medium-sized business phone customers are converted to equivalent phone customers by dividing their associated revenues by the applicable full-price residential rate. Customers who take our IP-enabled voice trunk service are not counted as phone customers. Our methodology of calculating phone customers may not be identical to those used by other companies offering similar services.

(7)	Represents the sum of video, HSD and phone customers.
(8)	Represents the total number of residential and business customers that receive at least one service, without regard to which service(s) customers purchase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2017, 2016 and 2015.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, or video customers. As of December 31, 2017, we served approximately 455,000 video customers, 668,000 high-speed data (“HSD”) customers and 312,000 phone customers, aggregating 1.44 million primary service units (“PSUs”). As of the same date, we had 755,000 residential and business customer relationships.

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms, and offer home security and automation services to residential customers. Our services are typically offered on a subscription basis, with installation fees, monthly rates and related charges associated with the services, equipment and features customers choose. We offer discounted packages for new customers and those who take multiple services, and we offer bundled packages, under the Xtream brand, that include video with digital video recorder (“DVR”) service and set-tops with the TiVo guide, HSD with a wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has positively influenced the market’s perception of our products and services, and has driven higher levels of sales activity.

Over the past several years, revenues from residential services have increased mainly due to residential HSD customer growth. We expect to continue to grow such revenues through HSD customer growth and increased revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including DVR. Our business services revenues have grown at a faster rate than our residential revenues as we have rapidly grown our business customer relationships. Through “Project Open Road” we will extend our network to new commercial locations that contain multiple businesses representing potential customers, in an effort to sustain or accelerate our rate of growth in business services revenues.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours and a variety of over-the-top (“OTT”) video services. Over the past several years, we have experienced meaningful video customer losses, largely to DBS competitors. Recently, the introduction of more OTT video services and offerings have increasingly represented additional competition for our video service. We have placed a greater emphasis on higher quality residential customer relationships, and we have generally eliminated or reduced tactical discounts for video customers that do not purchase two or more services. To appeal to such higher-quality consumers, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We recently introduced a lower-cost IP set-top that offers the TiVo guide and OTT video services, but without the required equipment for DVR service. In 2018, we plan to introduce a voice-controlled remote, which will allow our customers to browse video content with a greater degree of freedom. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies and wireless packages offered by cellular phone companies. We have continued to grow our HSD customer base at a meaningful rate over the last several years. We believe our HSD service offers greater capacity and reliability than DSL and wireless offerings in our service areas, and our minimum downstream speed of 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our competitors. As consumers’ bandwidth requirements have dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater levels of consumption. Through Project Gigabit, we completed the transition of our network to DOCSIS 3.1 technology and offer 1 Gbps downstream HSD service throughout substantially all of our footprint. We offer wireless gateways that combine a modem with a wireless router and phone adapter, ensuring performance of multiple personal devices used at the same time. Recently, we launched WiFi360, which provides additional access points and extends the range of the wireless network in the customer’s home. We expect to continue to grow HSD revenues as we further take market share and our HSD customers choose higher speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressure.

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our cell tower backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and have expanded our network into additional commercial areas through Project Open Road. We believe these tactics have allowed us to gain meaningful market share and led to strong growth rates of business services revenues in the past several years, which we believe will continue.

We compete for advertising revenues principally against local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Competition will likely elevate as new formats for advertising are introduced into our markets.

Historically, video programming has been our single largest expense, and we have experienced substantial increases in programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate because of the demands of large media conglomerates or other owners of most of the popular cable networks and major market local broadcast stations, and of large independent television broadcast groups, who own or control a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Moreover, many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, such programmers have created additional networks and migrated popular programming, particularly sports programming, to these new networks, which has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending to Internet advertising. Over the past several years, such growth in programming expenses have not been offset by customer rate increases and as such, we expect our video gross margins will continue to decline.

2017 Developments

MCC’s Capital Plan

In 2016, MCC announced a plan for approximately $1 billion of total capital expenditures to be made by us and Mediacom LLC during the three years ending December 31, 2018 (“MCC’s Capital Plan”). Among the planned initiatives under MCC’s Capital Plan include:

-	“Project Gigabit,” a wide-scale deployment of next-generation DOCSIS 3.1 technology that allows the provisioning of 1 Gbps downstream HSD service to substantially all of MCC’s homes passed;

-

“Project Open Road,” which will connect over 70,000 new commercial locations in MCC’s footprint that contain multiple potential customers in an effort to continue to grow business services revenues at an accelerated rate;

-	Residential line extensions resulting in at least 50,000 additional homes passed in MCC’s footprint; and

-	Development of community Wi-Fi access points throughout high-traffic commercial and public areas.

During the year ended December 31, 2017, MCC made an aggregate $341.8 million of capital expenditures, of which $181.5 million was invested by us. We expect similar levels of capital investments by us and MCC over the next year, with our portion of the initiatives outlined above approximating a level that is commensurate with our capital expenditures as a percentage of MCC’s total capital expenditures. We have already made significant progress under MCC’s Capital Plan and, in 2017, we completed the deployment of DOCSIS 3.1 technology, which allows us to offer 1 Gbps downstream HSD service to substantially all of our homes passed. Additionally, we have expanded our network to certain commercial locations identified under Project Open Road and have deployed community Wi-Fi access points in select communities. We believe these initiatives will allow us to continue to improve our competitive position for both residential and business customers in our markets, with additional future revenue and cash flow growth driven by incremental gains in market share than we may have experienced otherwise.

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of the previously existing Term Loan J under our bank credit facility (the “credit facility”). Such repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On November 2, 2017, we entered into an amended and restated credit agreement (the “new credit agreement”) under the credit facility that provided for $375.0 million of revolving credit commitments (the “new revolver”) and $1,050.0 million of new term loans (the “new term loans”). On the same date, we borrowed the full amount of the new term loans, the new revolver became effective and we terminated our previously existing revolving credit facility. Proceeds of the new term loans were used to repay the entire outstanding balance of all previously existing debt under the credit facility and pay related fees and expenses.

See “Liquidity and Capital Resources — Capital Structure — 2017 Financing Activity.”

Tower Asset Sale

On November 15, 2017, MCC entered into an asset purchase agreement (the “APA”) to sell substantially all of its operating subsidiaries’ tower assets (the “tower assets”) to CTI Towers (“CTI”), subject to closing conditions and requirements per the APA. Such tower assets were non-strategic to MCC’s cable operations. CTI leases space on towers to wireless carriers, and MCC will receive equity in CTI, representing a minority position, in exchange for MCC’s tower assets.

On December 21, 2017, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI. This transaction partially completed the tower asset sale, and we expect to contribute our remaining tower assets to MCC and, in turn, MCC will sell such assets to CTI during the year ending December 31, 2018, pursuant to the terms and conditions of the APA.

See Note 12 in our Notes to Consolidated Financial Statements.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The table below sets forth our consolidated statements of operations and OIBDA for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,			% Change	% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Revenues	$1,059,086	$1,033,239	$982,362	2.5%	5.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	439,990	419,406	401,751	4.9%	4.4%
Selling, general and administrative expenses	194,629	193,669	182,144	0.5%	6.3%
Management fee expense	21,665	20,800	19,000	4.2%	9.5%
Depreciation and amortization	172,333	147,114	144,220	17.1%	2.0%

Operating income	230,469	252,250	235,247	(8.6%)	7.2%
Interest expense, net	(70,089)	(78,725)	(94,668)	(11.0%)	(16.8%)
Gain on derivatives, net	2,828	1,203	9,173	NM	NM
Loss on early extinguishment of debt	(2,623)	(1,156)	(4,382)	NM	NM
Other expense, net	(1,329)	(1,686)	(1,377)	(21.2%)	22.4%

Net income	$159,256	$171,886	$143,993	(7.3%)	19.4%

OIBDA	$402,802	$399,364	$379,467	0.9%	5.2%

The table below represents a reconciliation of OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,			% Change	% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Operating income	$230,469	$252,250	$235,247	(8.6%)	7.2%
Depreciation and amortization	172,333	147,114	144,220	17.1%	2.0%

OIBDA	$402,802	$399,364	$379,467	0.9%	5.2%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2017, 2016 and 2015 (dollars in thousands, except per unit data):

	Year Ended December 31,			% Change	% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Video	$439,716	$450,658	$451,446	(2.4%)	(0.2%)
HSD	366,012	331,778	295,049	10.3%	12.4%
Phone	59,350	57,999	60,087	2.3%	(3.5%)
Business services	152,481	141,054	128,684	8.1%	9.6%
Advertising	41,527	51,750	47,096	(19.8%)	9.9%

Total	$1,059,086	$1,033,239	$982,362	2.5%	5.2%

	Year Ended December 31,			% Change	% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Video customers	455,000	463,000	480,000	(1.7%)	(3.5%)
HSD customers	668,000	643,000	605,000	3.9%	6.3%
Phone customers	312,000	264,000	239,000	18.2%	10.5%

Primary service units (PSUs)	1,435,000	1,370,000	1,324,000	4.7%	3.5%

Customer relationships	755,000	754,000	732,000	0.1%	3.0%

Average total monthly revenue per customer relationship (1)	$116.97	$115.89	$113.54	0.9%	2.1%

(1)	Represents average total monthly revenues for the year divided by average customer relationships for the year.

Revenues increased 2.5% for the year ended December 31, 2017, primarily due to greater HSD and, to a lesser extent, business services revenues, offset in part by declines in video and advertising revenues.

Revenues increased 5.2% for the year ended December 31, 2016, due to greater HSD and, to a much lesser extent, business services and advertising revenues, slightly offset by declines in phone and, to a lesser extent, video revenues.

We gained 1,000 and 22,000 customer relationships during the years ended December 31, 2017 and 2016, respectively. Average total monthly revenue per customer relationship was $116.97 and $115.89 for the years ended December 31, 2017 and 2016, respectively, representing increases of 0.9% and 2.1% over the prior years.

Video

Video revenues declined 2.4% and 0.2% for the years ended December 31, 2017 and 2016, respectively, mainly due to a smaller residential video customer base in each period compared to the respective prior year, offset in part by more customers taking our advanced video services and rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees.

We lost 8,000, 17,000 and 20,000 video customers during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we served 455,000 video customers, or 30.1% of our estimated homes passed, and 43.0% of our residential video customers took our DVR service, which represents the largest component of advanced video service revenues.

HSD

HSD revenues grew 10.3% and 12.4% for the years ended December 31, 2017 and 2016, respectively, principally due to rate adjustments and more customers paying higher rates for faster speed tiers, along with a larger residential HSD customer base in each period compared to the respective prior year.

We gained 25,000, 38,000 and 41,000 HSD customers during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we served 668,000 HSD customers, or 44.2% of our estimated homes passed, and 63.9% of our residential HSD customers took our wireless home gateway service, which represents a meaningful component of our HSD equipment revenues.

Phone

Phone revenues increased 2.3% for the year ended December 31, 2017, primarily due to a larger residential phone customer base compared to the prior year, mostly offset by greater levels of discounting within the bundled packaging of our services.

Phone revenues declined 3.5% for the year ended December 31, 2016, mainly due to greater levels of discounting within the bundled packaging of our services, offset in part by a larger residential phone customer base compared to the prior year.

We gained 48,000, 25,000 and 21,000 phone customers during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we served 312,000 phone customers, or 20.7% of our estimated homes passed.

Business Services

Business services revenues rose 8.1% and 9.6% for the years ended December 31, 2017 and 2016, respectively, principally due to a larger SMB customer base in each period compared to the respective prior year.

Advertising

Advertising revenues fell 19.8% for the year ended December 31, 2017, substantially due to an unfavorable comparison to the prior year, which benefitted from advertising revenues associated with the national election in 2016.

Advertising revenues grew 9.9% for the year ended December 31, 2016, predominantly due to higher levels of political advertising.

Costs and Expenses

Service Costs

Service costs increased 4.9% and 4.4% for the years ended December 31, 2017 and 2016, respectively, primarily due to greater video programming costs and, to a lesser extent for the year ended December 31, 2016, employee costs. Programming costs grew 6.6% and 4.4% for the years ended December 31, 2017 and 2016, respectively, principally due to higher fees associated with the renewal of programming contracts and contractual increases under existing agreements, offset in part by a smaller video customer base in each period compared to the respective prior year. Employee costs were 6.0% higher for the year ended December 31, 2016, largely due to increased technical, maintenance and other operating employee staff and compensation levels.

Service costs as a percentage of revenues were 41.5%, 40.6% and 40.9% for the years ended December 31, 2017, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.5% for the year ended December 31, 2017, primarily due to greater marketing and, to a lesser extent, office expenses, mostly offset by lower employee costs and taxes and fees. Marketing costs grew 7.7%, principally due to expenses related to the marketing of our business services and, to a lesser extent, our Xtream bundles. Office expenses rose 12.8%, mainly due to higher equipment maintenance, software and utilities costs. Employee costs declined 2.6%, chiefly due to lower customer service staffing levels. Taxes and fees decreased 5.0%, mainly due to lower franchise fees, offset in part by higher property taxes.

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

Selling, general and administrative expenses as a percentage of revenues were 18.4%, 18.7% and 18.5% for the years ended December 31, 2017, 2016 and 2015, respectively.

Management Fee Expense

Management fee expense grew 4.2% and 9.5% for the years ended December 31, 2017 and 2016, respectively, reflecting higher fees charged by MCC.

Management fee expense as a percentage of revenues were 2.0%, 2.0% and 1.9% for the years ended December 31, 2017, 2016 and 2015, respectively.

Depreciation and Amortization

Depreciation and amortization was 17.1% higher for the year ended December 31, 2017, largely as a result of the write-off of certain network equipment that was replaced under Project Gigabit and, to a much lesser extent, greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support equipment and software.

Depreciation and amortization was 2.0% higher for the year ended December 31, 2016, as greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support were offset in part by long-lived network assets having been fully depreciated in the prior year.

Operating Income

Operating income declined 8.6% for the year ended December 31, 2017, primarily due to higher depreciation and amortization and service costs, offset in part by the increase in revenues.

Operating income rose 7.2% for the year ended December 31, 2016, mainly due to the increase in revenues, offset in part by higher service costs and selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 11.0% and 16.8% for the years ended December 31, 2017 and 2016, respectively, due to lower average outstanding indebtedness and lower average borrowing costs as a result of favorable financing transactions.

Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded net gains on derivatives of $2.8 million, $1.2 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Notes 4 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $2.6 million, $1.2 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which represented the write-off of unamortized financing costs associated with certain previously existing term loans under our bank credit facility that were fully repaid.

Other Expense, Net

Other expense, net, was $1.3 million for the year ended December 31, 2017, representing $1.0 million of revolving credit commitment fees and $0.3 million of other fees, $1.7 million for the year ended December 31, 2016, representing $1.5 million of revolving credit commitment fees and $0.2 million of other fees, and $1.4 million for the year ended December 31, 2015, representing $1.2 million of revolving credit commitment fees and $0.2 million of other net fees.

Net Income

As a result of the factors described above, we recognized net income of $159.3 million, $171.9 million, and $144.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

OIBDA

OIBDA increased 0.9% for the year ended December 31, 2017, principally due to the increase in revenues, mostly offset by higher service costs and, to a lesser extent, an unfavorable comparison to the prior year, which benefited from advertising revenues associated with the national election in 2016.

OIBDA increased 5.2% for the year ended December 31, 2016, primarily due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2017, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $12.6 million of cash and $333.2 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to $32.1 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $325.3 million for the year ended December 31, 2017, primarily due to OIBDA of $402.8 million, offset in part by interest expense of $70.1 million and the $10.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses of $7.5 million and in accounts receivable, net, of $4.3 million, and decreases in accounts payable, accrued expenses, and other current liabilities of $5.5 million and other non-current liabilities of $1.5 million, offset in part by increases in accounts payable to affiliates of $7.3 million and in deferred revenue of $1.5 million.

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

Net cash flows used in investing activities were $179.2 million for the year ended December 31, 2017, substantially comprising $181.5 million of capital expenditures, offset in part by a net change in accrued property, plant, and equipment of $1.8 million.

Net cash flows used in investing activities were $183.3 million for the year ended December 31, 2016, substantially comprising $179.7 million of capital expenditures and a net change in accrued property, plant and equipment of $3.8 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Year Ended December 31,			$ Change	$ Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Customer premise equipment	$85,959	$75,033	$80,885	$10,926	$(5,852)
Enterprise networks	9,637	10,367	9,209	(730)	1,158
Scalable infrastructure	30,368	41,688	21,277	(11,320)	20,411
Line extensions	14,173	15,141	6,351	(968)	8,790
Upgrade / rebuild	25,938	23,610	20,306	2,328	3,304
Support capital	15,402	13,857	13,176	1,545	681

Total capital expenditures	$181,477	$179,696	$151,204	$1,781	$28,492

Capital expenditures for the year ended December 31, 2017 increased $1.8 million, largely reflecting greater spending in customer premise equipment, primarily for our advanced video set-tops, and, to a lesser extent, in upgrade and rebuild, mainly for the replacement of certain network assets, mostly offset by lower spending in scalable infrastructure, principally on next-generation HSD network equipment for Projection Gigabit.

Capital expenditures for the year ended December 31, 2016 increased $28.5 million, largely reflecting greater investments in scalable infrastructure, mainly next-generation HSD network equipment for Project Gigabit, and, to a lesser extent, the expansion of our network, largely for Project Open Road, offset in part by lower spending on customer premise equipment, primarily for our advanced video set-top.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $147.7 million for the year ended December 31, 2017, comprising $121.1 million of capital distributions to our parent, MCC, $51.0 million of net repayments under the credit facility, $18.0 million of dividend payments on preferred members’ interest, $13.3 million of financing costs and $4.3 million of other financing activities, offset in part by $60.0 million of capital contributions from our parent, MCC.

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

Capital Structure

As of December 31, 2017, our total indebtedness was $1.577 billion, of which approximately 70% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2017, we paid cash interest of $69.8 million, net of capitalized interest.

2017 Financing Activity

On June 30, 2017, we repaid the entire $291.8 million balance of Term Loan J under our bank credit facility (the “credit facility”). This repayment was funded by $231.8 million of borrowings under our revolving credit commitments and $60.0 million of capital contributions by our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On November 2, 2017, we entered into a new amended and restated credit agreement (the “credit agreement”) under the credit facility that provided for $375.0 million of revolving credit commitments and $1,050.0 million of new term loans (the “new term loans”). After giving effect to approximately $13.4 million of financing costs, net proceeds under the new term loans of $1,036.6 million were substantially used to repay the entire $259.3 million, $138.2 million and $574.5 million balances under the previously existing revolving credit facility, Term Loan A and Term Loan H, respectively.

Bank Credit Facility

As of December 31, 2017, we maintained a $1.420 billion credit facility, comprising $1,044.9 million of term loans with maturities ranging from November 2022 to January 2025, and $375.0 million of revolving credit commitments, which are scheduled to expire in October 2019. As of the same date, we had $333.2 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account $32.1 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.5 to 1.0 and an interest coverage ratio of 4.7 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As December 31, 2017, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of December 31, 2017, the weighted average rate on outstanding borrowings under the credit facility, including the effects of our interest rate swaps, was 3.4%.

Senior Notes

As of December 31, 2017, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5 1⁄2% senior notes due April 2021 and $300.0 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2017, we were in compliance with covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 3.8 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Call for Redemption of 6 3⁄8 % Notes

On March 2, 2018, we called for the redemption on April 2, 2018 of the entire $300.0 million principal amount outstanding of the 6 3⁄8 % Notes. See Note 13 in our Notes to Consolidated Financial Statements.

Debt Ratings

MCC’s corporate credit ratings are Ba2 by Moody’s, with a positive outlook, and BB by Standard and Poor’s (“S&P”), with a stable outlook, and our unsecured ratings are B1 by Moody’s, with a positive outlook, and B+ by S&P, with a stable outlook.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2017 and thereafter (dollars in thousands)*:

	Scheduled	Operating	Interest	Purchase
	Debt Maturities	Leases	Expense (1)	Obligations (2)	Total
January 1, 2018 to December 31, 2018	$20,500	$1,974	$68,369	$27,038	$117,881
January 1, 2019 to December 31, 2020	41,000	2,035	137,104	—	180,139
January 1, 2021 to December 31, 2022	457,500	1,405	113,975	—	572,880
Thereafter	1,058,000	1,682	61,499	—	1,121,181

Total cash obligations	$1,577,000	$7,096	$380,947	$27,038	$1,992,081

*

Refer to Note 6 and Note 11 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and of our operating leases and other commitments and contingencies, respectively, and Note 13 regarding subsequent events related to our senior notes.

(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2017 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2017, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. Franchise rights are our largest asset and, together with goodwill, represent approximately 59% of our total assets as of the same date.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2017, we held 489 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We monitor the reporting unit for impairment throughout each of the reporting periods. We completed our most recent impairment test as of October 1, 2017, which reflected no impairment of our franchise rights, goodwill or other intangible assets. For the years ended, December 31, 2017 and 2016, respectively, no impairments were recorded.

For illustrative purposes, if there were a hypothetical decline of 20% in the fair values determined for cable franchise rights, goodwill and other finite-lived intangible assets at our reporting unit, no impairment loss would result as of our impairment testing date of October 1, 2017.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2017 and 2016, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of both December 31, 2017 and 2016, the Mediacom Broadband reporting unit had a positive carrying amount.

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

In the normal course of business, we use interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the variable interest rate on a portion of our borrowings under our credit facility. As of December 31, 2017, we had current interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018. The fixed rates of our interest rate swaps are offset against the applicable variable rate to determine the related interest expense. As of December 31, 2017, including the effect of these interest rate swaps, we had approximately 30% of our total debt was exposed to variable rates.

Under the terms of our interest rate swaps, we are exposed to credit risk in the event of nonperformance by our counterparties; however, we do not anticipate such nonperformance. As of December 31, 2017, based on their mark-to-market valuation, we would have received approximately $2.2 million if we terminated these interest rate swaps. Our interest rate swaps and debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the scheduled maturity and estimated fair value of our debt as of December 31, 2017 (dollars in thousands):

	Bank Credit
	Senior Notes	Facility	Total
Scheduled Maturity:
January 1, 2018 to December 31, 2018	$—	$20,500	$20,500
January 1, 2019 to December 31, 2019	—	20,500	20,500
January 1, 2020 to December 31, 2020	—	20,500	20,500
January 1, 2021 to December 31, 2021	200,000	20,500	220,500
January 1, 2022 to December 31, 2022	—	237,000	237,000
Thereafter	300,000	758,000	1,058,000

Total	$500,000	$1,077,000	$1,577,000

Fair Value	$515,750	$1,078,995	$1,594,745

Weighted Average Interest Rate	6.0%	3.4%	4.2%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Management of Mediacom Broadband LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mediacom Broadband LLC and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2018

We have served as the Company’s auditor since 2002.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$12,606	$14,208
Accounts receivable, net of allowance for doubtful accounts of $3,364 and $3,857	71,994	67,724
Prepaid expenses and other current assets	22,881	16,129

Total current assets	107,481	98,061
Property, plant and equipment, net of accumulated depreciation of $1,663,609 and $1,619,301	825,348	816,389
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $4,788 and $4,101	11,001	6,418

Total assets	$2,316,683	$2,293,721

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$147,739	$156,385
Accounts payable - affiliates	22,154	14,852
Deferred revenue	41,382	39,856
Current portion of long-term debt	20,500	16,575

Total current liabilities	231,775	227,668
Long-term debt, net (less current portion)	1,537,080	1,597,075
Other non-current liabilities	—	1,486

Total liabilities	1,768,855	1,826,229

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital distributions	(98,268)	(37,348)
Retained earnings	496,096	354,840

Total member’s equity	397,828	317,492

Total liabilities, preferred members’ interest and member’s equity	$2,316,683	$2,293,721

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues	$1,059,086	$1,033,239	$982,362
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	439,990	419,406	401,751
Selling, general and administrative expenses	194,629	193,669	182,144
Management fee expense	21,665	20,800	19,000
Depreciation and amortization	172,333	147,114	144,220

Operating income	230,469	252,250	235,247
Interest expense, net	(70,089)	(78,725)	(94,668)
Gain on derivatives, net	2,828	1,203	9,173
Loss on early extinguishment of debt (Note 6)	(2,623)	(1,156)	(4,382)
Other expense, net	(1,329)	(1,686)	(1,377)

Net income	$159,256	$171,886	$143,993
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$141,256	$153,886	$125,993

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

			Total
	Capital	Retained	Member’s
	Distributions	Earnings	Equity
Balance, December 31, 2014	$(105,644)	$74,961	$(30,683)

Net income	—	143,993	143,993
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Other	151	—	151

Balance, December 31, 2015	$(105,493)	$200,954	$95,461

Net income	—	171,886	171,886
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital contributions from parent	75,000	—	75,000
Capital distributions to parent	(7,000)	—	(7,000)
Other	145	—	145

Balance, December 31, 2016	$(37,348)	$354,840	$317,492

Net income	—	159,256	159,256
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(121,050)	—	(121,050)
Capital contributions from parent	60,000	—	60,000
Other	130	—	130

Balance, December 31, 2017	$(98,268)	$496,096	$397,828

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,256	$171,886	$143,993
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	172,333	147,114	144,220
Gain on derivatives, net	(2,828)	(1,203)	(9,173)
Loss on early extinguishment of debt	2,623	1,156	4,382
Amortization of deferred financing costs	3,839	5,617	6,909
Changes in assets and liabilities:
Accounts receivable, net	(4,270)	2,019	(10,579)
Prepaid expenses and other assets	(7,490)	(2,414)	(4,347)
Accounts payable, accrued expenses and other current liabilities	(5,543)	5,892	10,207
Accounts payable - affiliates	7,302	4,060	9,177
Deferred revenue	1,526	1,952	1,659
Other non-current liabilities	(1,486)	(45)	788

Net cash flows provided by operating activities	$325,262	$336,034	$297,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(181,477)	$(179,696)	$(151,204)
Change in accrued property, plant and equipment	1,825	(3,841)	4,890
Proceeds from sale of assets	472	248	272
Acquisition of other intangible assets	—	—	(1,559)
Other, net	—	—	(688)

Net cash flows used in investing activities	$(179,180)	$(183,289)	$(148,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$1,599,538	$378,575	$430,125
Repayment of bank debt	(1,650,538)	(580,325)	(557,375)
Dividend payments on preferred members’ interest (Note 7)	(18,000)	(18,000)	(18,000)
Capital contributions from parent (Note 8)	60,000	75,000	—
Capital distributions to parent (Note 8)	(121,050)	(7,000)	—
Financing costs	(13,302)	—	(2,299)
Other financing activities	(4,332)	2,771	(408)

Net cash flows used in financing activities	$(147,684)	$(148,979)	$(147,957)

Net change in cash	(1,602)	3,766	990
CASH, beginning of year	14,208	10,442	9,452

CASH, end of year	$12,606	$14,208	$10,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$69,809	$76,738	$82,753

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of us and our subsidiaries. All intercompany transactions and balances have been eliminated. Comprehensive income is equal to net income for all periods presented. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment and capitalized labor. Actual results could differ from those and other estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition

Video, high speed data (“HSD”), phone and business services revenues are recognized when the services are provided to our customers. We generally bill customers in advance for the services and equipment they have chosen to use and record such amounts as deferred revenue until the services are provided and the equipment is used. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing video service. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense. Franchise fees reported on a gross basis amounted to approximately $20.7 million, $22.7 million, and $22.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Franchise fees are reported in video revenue and included in selling, general and administrative expenses.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	10 - 40 years
Leasehold improvements	Lesser of: life of respective lease or life of asset
Cable systems, equipment and customer devices	5-20 years
Vehicles	4-5 years
Furniture, fixtures, and office equipment	5 years

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with Accounting Standards Codification (“ASC”) 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement associated software. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2017 and 2016, we amortized approximately $0.2 million and wrote off $3.3 million ($2.8 million of which was fully amortized), respectively, of software development costs. Capitalized software had a net book value of less than $0.1 million and $0.2 million as of December 31, 2017 and 2016, respectively.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $38.6 million, $35.7 million and $31.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2017, we held 489 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market our products and services, including video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We monitor the reporting unit for impairment throughout each of the reporting periods. We completed our most recent impairment test as of October 1, 2017, which reflected no impairment of our franchise rights, goodwill or other intangible assets. For the years ended December 31, 2017 and 2016, respectively, no impairments were recorded.

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

In accordance with Accounting Standards Update No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), as of October 1, 2017 and 2016, we have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test. As of both December 31, 2017 and 2016, the Mediacom Broadband reporting unit had a positive carrying amount.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2017 and 2016 (dollars in thousands):

Balance - December 31, 2015	$195,945
Acquisitions	—
Dispositions	—

Balance - December 31, 2016	195,945
Acquisitions	—
Dispositions	—

Balance - December 31, 2017	$195,945

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

Accounting for Asset Retirement Obligations

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of both December 31, 2017 and 2016, the corresponding asset, net of accumulated amortization, was $0. See Note 3.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within the reporting periods. The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. Based on an assessment of certain revenue transactions performed to date, we expect that the new guidance will impact the timing of the recognition of installation revenue as well as installation costs and commission expenses. Under the new guidance, these amounts will be recognized as revenue and expenses, respectively, over a period of time instead of immediately, as is being done under current practice. Installation revenues as well as installation costs and commission expenses recorded in the years ended December 31, 2017 and 2016 were each less than 2% of total revenues recorded in the same period, respectively. We will be using the modified retrospective method of transition upon adoption. We expect our disclosures surrounding revenue recognition to become more comprehensive upon adoption. We intend to provide greater detail about: i) the types of revenue we recognize; as well as, ii) the amount of revenue, costs and expenses recognized in the current and future periods. We are finalizing all of the potential impacts that the adoption of ASU 2014-09 will have on our consolidated financial statements, including the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We continue to assess all of the potential impacts that the adoption of ASU 2016-02 will have on our consolidated financial statements, including the determination of the assets within the scope of the guidance, the development of new accounting policies, procedures and internal controls associated with the adoption of the standard and the need for new accounting systems.

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

3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2017 and 2016, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2017	2016
Cable systems, equipment and customer devices	$2,362,459	$2,314,715
Vehicles	46,696	42,334
Buildings and leasehold improvements	37,810	36,708
Furniture, fixtures and office equipment	34,207	34,092
Land and land improvements	7,785	7,841

Property, plant and equipment, gross	$2,488,957	$2,435,690
Accumulated depreciation	(1,663,609)	(1,619,301)

Property, plant and equipment, net	$825,348	$816,389

Depreciation expense related to fixed assets for the years ended December 31, 2017, 2016 and 2015 was $172.2 million, $147.0 million and $143.7 million, respectively. As of December 31, 2017 and 2016, respectively, we had no property under capitalized leases. We incurred gross interest costs of $72.3 million, $80.9 million and $95.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $1.2 million, $1.3 million and $1.0 million were capitalized during the years ended December 31, 2017, 2016 and 2015, respectively. See Note 2.

4. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820 – Fair Value Measurement – (“ASC 820”), which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,154	$—	$2,154

Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,089	$—	$1,089

Liabilities
Interest rate exchange agreements	$—	$1,763	$—	$1,763

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

As of December 31, 2017, we recorded a current asset of $2.2 million and no current liability, long-term asset or long-term liability. As of December 31, 2016, we recorded a long-term asset of $1.1 million, a current liability in accounts payable, accrued expenses and other current liabilities of $1.8 million and no current asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $2.8 million, $1.2 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Accounts payable - trade	$39,415	$42,094
Accrued programming costs	28,840	25,856
Accrued taxes and fees	16,221	17,212
Advance customer payments	13,817	13,902
Accrued payroll and benefits	13,102	13,795
Accrued interest	7,422	10,080
Accrued property, plant and equipment	6,775	4,950
Accrued service costs	6,171	6,810
Accrued administrative costs	4,355	5,381
Accrued marketing costs	3,528	3,193
Bank overdrafts (1)	3,020	7,387
Accrued telecommunications costs	816	878
Liabilities under interest rate exchange agreements	—	1,763
Other accrued expenses	4,257	3,084

Accounts payable, accrued expenses and other current liabilities	$147,739	$156,385

(1)	Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts.

We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6. DEBT

As of December 31, 2017 and 2016, our outstanding debt consisted of (dollars in thousands):

	December 31,	December 31,
	2017	2016
Bank credit facility	$1,077,000	$1,128,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,577,000	$1,628,000
Less: current portion	20,500	16,575

Total long-term debt, gross (less current portion)	$1,556,500	$1,611,425
Less: deferred financing costs, net	19,420	14,350

Total long-term debt, net (less current portion)	$1,537,080	$1,597,075

Bank Credit Facility

As of December 31, 2017, we maintained a $1.420 billion bank credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$246.9 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022; and

•	$798.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2017, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2017, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility any time prior to maturity, subject to certain prices and conditions specified in the credit agreement.

Revolving Credit Commitments

On November 2, 2017, we terminated our existing revolving credit commitments and, on the same date, entered into a new credit agreement that provided for $375.0 million of new revolving credit commitments, which are scheduled to expire on November 2, 2022.

Borrowings under the revolver bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 1.75% to 2.75%, or the Prime Rate plus a margin ranging from 0.75% to 1.75%. Commitment fees on the unused portion of the revolver are payable at a rate ranging from 0.25% to 0.50%. The applicable margin and commitment fees charged are determined by certain financial ratios pursuant to the credit agreement. The revolver expires on the earliest of (i) November 2, 2022; (ii) 91 days prior to the final maturity of any term loan under the credit facility if $200.0 million or more remains under such term loan on that date; or (iii) six months prior to the scheduled maturity of any affiliated subordinated indebtedness that is then outstanding.

As of December 31, 2017, we had $333.2 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $32.1 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

Term Loan A-1

On November 2, 2017, we entered into a new credit agreement that provided for a new term loan in the original principal amount of $250.0 million (“Term Loan A-1”). After giving effect to $1.8 million of financing costs, net proceeds of $248.2 million from Term Loan A-1 were used to fund the repayment of certain previously existing term loans and outstanding balances under our previously existing revolving credit facility. Term Loan A-1 matures on November 2, 2022 and, since December 31, 2017, has been subject to quarterly principal payments of $3.1 million, representing 1.25% of the original principal amount, with a final payment at maturity of $187.5 million, representing 75.00% of the original principal amount.

Borrowings under Term Loan A-1 bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin ranging from 1.75% to 2.75%, or the Prime Rate plus a margin ranging from 0.75% to 1.75%, with the applicable margin charged determined by certain financial ratios pursuant to the credit agreement.

Term Loan M

On November 2, 2017, we entered into a new credit agreement that provided for a new term loan in the original principal amount of $800.0 million (“Term Loan M”). After giving effect to $9.2 million of financing costs, net proceeds of $790.8 million from Term Loan M were used to fund the repayment of certain previously existing term loans and outstanding balances under our previously existing revolving credit facility. Term Loan M matures on January 15, 2025 and, since December 31, 2017, has been subject to quarterly principal payments of $2.0 million, representing 0.25% of the original principal amount, with a final payment at maturity of $742.0 million, representing 92.75% of the original principal amount. If on or before May 2, 2018, we prepay Term Loan M from the proceeds of a substantially concurrent borrowing of term loans with an interest rate applicable to Term Loan M (calculated as provided in the credit agreement), then the prepayment shall be accompanied by a fee equal to 1.00% of the aggregate principal amount of Term Loan M prepaid.

Borrowings under Term Loan M bear interest at a floating rate or rates equal to, at our discretion, LIBOR plus a margin of 2.00%, subject to a minimum LIBOR of 0.75%, or the Prime Rate plus a margin of 1.00%, subject to a minimum Prime Rate of 1.75%.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2017, 2016 and 2015. As of December 31, 2017, we had current interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of December 31, 2017, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.4%.

Senior Notes

As of December 31, 2017, we had $500.0 million of outstanding senior notes, comprising $200.0 million of 5 1⁄2% senior notes due April 2021 (the “5  1⁄2% Notes”), and $300.0 million of 6  3⁄8% senior notes due April 2023 (the “6  3⁄8% Notes”).

Our senior notes are unsecured obligations and, as of December 31, 2017, the indentures governing our senior notes (the “indentures”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through December 31, 2017, we were in compliance with all of the covenants under the indentures.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. Net proceeds from the 5 1⁄2% Notes funded a partial repayment of certain previously existing term loans.

As a percentage of par value, the 5 1⁄2% Notes are currently redeemable at 102.750%, 101.375% commencing April 15, 2018 and at par value commencing April 15, 2019.

6 3⁄8 % Notes

On August 28, 2012, we issued the 6 3⁄8 % Notes in the aggregate principal amount of $300.0 million. Net proceeds from the 6 3⁄8 % Notes were used to fund, in part, the redemption of certain previously existing senior notes.

As a percentage of par value, the 6 3⁄8 % Notes are redeemable at 103.188% commencing April 1, 2018, 102.125% commencing April 1, 2019, 101.063% commencing April 1, 2020 and at par value commencing April 1, 2021.

On March 2, 2018, we called for the redemption on April 2, 2018 of the entire $300.0 million principal amount outstanding of the 6 3⁄8 % Notes. See Note 13.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $2.6 million, $1.2 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which represented the write-off of unamortized deferred financing costs associated with certain previously existing term loans under the credit facility that were fully repaid.

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

Fair Value and Debt Maturities

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
5 1⁄2% senior notes due 2021	$203,750	$205,500
6 3⁄8% senior notes due 2023	312,000	316,500

Total senior notes	$515,750	$522,000

Bank credit facility	$1,078,995	$1,135,633

The scheduled maturities of all debt outstanding as of December 31, 2017 are as follows (dollars in thousands):

	Bank Credit Facility		Senior
	Revolving Credit	Term Loans	Notes	Total
January 1, 2018 to December 31, 2018	$—	$20,500	$—	$20,500
January 1, 2019 to December 31, 2019	—	20,500	—	20,500
January 1, 2020 to December 31, 2020	—	20,500	—	20,500
January 1, 2021 to December 31, 2021	—	20,500	200,000	220,500
January 1, 2022 to December 31, 2022	32,125	204,875	—	237,000
Thereafter	—	758,000	300,000	1,058,000

Total	$32,125	$1,044,875	$500,000	$1,577,000

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI at any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $18.0 million in cash dividends on the PMI during each of the years ended December 31, 2017, 2016, and 2015.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Equity and the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $60.0 million, $75.0 million and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. We made capital distributions to parent in cash of $121.1 million, $7.0 million, and $0 during the years ended December 31, 2017, 2016 and 2015, respectively.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $21.7 million, $20.8 million and $19.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (“MCC’s Plan”). Under MCC’s Plan, eligible employees may contribute a portion of their current pretax compensation (as defined by MCC’s Plan). MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were recorded in service costs and selling, general and administrative expenses.

11. COMMITMENTS AND CONTINGENCIES

Leases

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $3.8 million, $4.1 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum annual rental payments as of December 31, 2017 are as follows (dollars in thousands):

January 1, 2018 to December 31, 2018	$1,974
January 1, 2019 to December 31, 2019	1,154
January 1, 2020 to December 31, 2020	881
January 1, 2021 to December 31, 2021	794
January 1, 2022 to December 31, 2022	611
Thereafter	1,682

Total	$7,096

Other Obligations

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $4.8 million, $4.2 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Letters of Credit

As of December 31, 2017, $9.7 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

12. SALE OF ASSETS

Tower Asset Sale

On November 15, 2017, MCC entered into an asset purchase agreement (the “APA”) to sell substantially all of its operating subsidiaries’ tower assets (the “tower assets”) to CTI Towers (“CTI”), subject to closing conditions and requirements per the APA. Such tower assets were non-strategic to MCC’s cable operations. CTI leases space on towers to wireless carriers, and MCC will receive equity in CTI, representing a minority position, in exchange for MCC’s tower assets.

On December 21, 2017, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI. This transaction partially completed the tower asset sale, and we expect to contribute our remaining tower assets to MCC and, in turn, MCC will sell such assets to CTI during the year ending December 31, 2018, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $0.1 million.

13. SUBSEQUENT EVENTS

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of the 6 3⁄8% Notes. The 6 3⁄8% Notes will be redeemed on April 2, 2018 at a redemption price equal to 103.188% for each $1,000 principal amount outstanding, for an aggregate redemption price of approximately $309.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2017.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2017, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2017.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2017, Mediacom Broadband’s internal control over financial reporting was effective.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	68	Chairman, Chief Executive Officer and Director of MCC and MBC;
		Chief Executive Officer of MBLLC
Mark E. Stephan	61	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	56	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	64	Executive Vice President, Programming and Human Resources and Director of MCC;
		Executive Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	69	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	52	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	44	Senior Vice President, Customer Service and Financial Operations of MCC
Thomas J. Larsen	45	Senior Vice President, Government and Public Relations of MCC
Peter Lyons	48	Senior Vice President, Information Technology of MCC
David McNaughton	56	Senior Vice President, Marketing and Consumer Services of MCC
Barry Paden	60	Senior Vice President, Programming of MCC
Ed Pardini	60	Senior Vice President, Field Operations of MCC
Dan Templin	54	Senior Vice President, Mediacom Business of MCC
JR Walden	46	Senior Vice President, Technology of MCC, CTO

Rocco B. Commisso has 39 years of experience with the cable industry, and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of C-SPAN and was inducted into the 2007 Broadcasting & Cable Hall of Fame. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 31 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011 and was previously a director of MCC from March 2000 to March 2011. Mr. Stephan has served as MCC’s representative on the board of directors of CTI Towers since December 2017.

John G. Pascarelli has 36 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President, Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, he served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli serves on the board of directors of the National Cable & Telecommunications Association and Cable Television Laboratories, Inc.

Italia Commisso Weinand has 41 years of experience in the cable industry, and serves on MCC’s board, and is the Executive Vice President, Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President, Programming and Human Resources since February 1998 and MCC’s Vice President, Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Time Warner, Inc., Times Mirror Cable and Tele-Communications, Inc. For the past eight years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center, the Emma Bowen Foundation and CTAM Educational Foundation Board. Ms. Weinand was inducted in 2004 into the Wonder Women and into the 2014 Broadcasting & Cable Hall of Fame. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 35 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1996 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 30 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 17 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. In 2013, he also assumed responsibilities for our centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership in 2012 and serves on The Cable Center Customer Care Committee.

Thomas J. Larsen has 17 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Government and Public Relations since July 2015. Prior to that time, he was MCC’s Group Vice President, Legal and Public Affairs since July 2010 and MCC’s Vice President, Legal and Public Affairs since August 2006. Prior to joining MCC, Mr. Larsen worked as Vice President, Law and Public Policy for Adelphia Communications Corporation’s Western Region. He serves on the board of directors of the American Cable Association.

Peter Lyons has 11 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Information Technology since July 2015. Prior to that time, he was MCC’s Group Vice President, Information Technology from July 2010, MCC’s Vice President, Information Technology since March 2007. Before joining MCC in 2007, Mr. Lyons held various senior technology leadership positions at The College Board and Video Update and has 21 years of experience in education and retail businesses.

David McNaughton has 30 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Sales since May 2011. Before joining MCC, Mr. McNaughton served as Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he served as Senior Vice President, Acquisition Marketing at DirecTV, Vice President, Customer Lifecycle and Retention at Nextel Communications, and various executive positions at AirTouch Cellular and Andersen Consulting.

Barry Paden has 30 years of experience in the cable industry, and has served as MCC’s, Senior Vice President, Programming since July 2017. Prior to that time, he was MCC’s Group Vice President, Programming from July 2008, Vice President, Programming from July 2004, Senior Director, Programming from July 2002 and Director, Programming from November 1999. Before joining MCC in 1999, Mr. Paden held various corporate programming and accounting management positions with Insight Communications, Century Communications and Multivision Cable TV.

Ed Pardini has 35 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Field Operations since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 26 years of experience in the cable and broadband industries, and has served as MCC’s Senior Vice President, Mediacom Business and President of MCC’s CLEC entities since April 2011. His responsiblities for Mediacom Business include SMB and Enterprise network services and also the OnMedia advertising sales unit. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, Mr. Templin served in a number of senior operations, product and marketing roles with Susquehanna Communications, Comcast and Jones Intercable.

JR Walden has 22 years of experience in the cable industry, and 23 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2017, MCC charged us $21.7 million of such management fees, approximately 2.0% of gross operating revenues.

Other Relationships

In July 2001, we received a $150 million preferred membership interest from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2017, we paid an aggregate of $18 million in cash dividends on the preferred membership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended
	December 31,
	2017	2016
Audit fees	$431	$400
Audit-related fees	22	—
Tax fees	—	—
All other fees	69	1

Total	$522	$401

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Mediacom Broadband LLC(1)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(1)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation(1)

3.4	By-Laws of Mediacom Broadband Corporation(1)

4.1	Indenture relating to 6 3⁄8% senior notes due 2023 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)

4.2	Indenture relating to 5 1⁄2% senior notes due 2021 of Mediacom Broadband LLC and Mediacom Broadband Corporation(3)

10.1

Fourth Amended and Restated Credit Agreement, dated as of November  2, 2017, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

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

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements

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

(c) Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions - Charged to costs and expenses	Additions - Charged to other accounts	Deductions	Balance at end of period
December 31, 2015
Allowance for doubtful accounts:
Current receivables	$3,057	$10,046	$—	$9,476	$3,627

December 31, 2016
Allowance for doubtful accounts:
Current receivables	$3,627	$5,896	$—	$5,666	$3,857

December 31, 2017
Allowance for doubtful accounts:
Current receivables	$3,857	$3,557	$—	$4,050	$3,364

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 2, 2018

	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROCCO B. COMMISSO	Chief Executive Officer	March 2, 2018
Rocco B. Commisso	(principal executive officer)

/s/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 2, 2018
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 2, 2018

	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 2, 2018
Rocco B. Commisso	(principal executive officer)

/s/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 2, 2018
Mark E. Stephan	(principal financial officer and principal accounting officer)

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