Form 10-Q
period 2018-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2018-05-14
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•	increased levels of competition from direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, providers of over-the-top (“OTT”) video delivered over the Internet, including existing competitors and licensed content providers, and other services that compete for our customers;

•	lower demand for our services from existing and potential residential and business customers that may result from increased competition, weakened economic conditions or other factors;

•	our ability to contain the continued increases in video programming costs, or to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees;

•	an acceleration in bandwidth consumption by high-speed data customers greater than current expectations, that could require unplanned capital expenditures;

•	our ability to continue to grow our business services customer base and associated revenues;

•	our ability to realize the anticipated benefits from the major initiatives under MCC’s plan for approximately $1 billion in total capital expenditures during the three years ending December 2018, as further described in this Annual Report;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses or increase the level of competition we face; and

•	other risks and uncertainties discussed in our Annual Report for the year ended December 31, 2017 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$170,970	$12,606
Accounts receivable, net of allowance for doubtful accounts of $3,090 and $3,364	32,259	71,994
Prepaid expenses and other current assets	32,790	22,881

Total current assets	236,019	107,481
Property, plant and equipment, net of accumulated depreciation of $1,688,250 and $1,663,609	832,131	825,348
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $5,030 and $4,788	18,056	11,001

Total assets	$2,459,059	$2,316,683

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$155,147	$147,739
Accounts payable - affiliates	3,384	22,154
Deferred revenue - current	22,181	41,382
Current portion of long-term debt	320,500	20,500

Total current liabilities	501,212	231,775
Long-term debt, net (less current portion)	1,200,795	1,537,080
Deferred revenue - non-current	7,913	—

Total liabilities	1,709,920	1,768,855
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital contributions (distributions)	59,266	(98,268)
Retained earnings	539,873	496,096

Total member’s equity	599,139	397,828

Total liabilities, preferred members’ interest and member’s equity	$2,459,059	$2,316,683

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$269,681	$261,508
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	113,042	109,062
Selling, general and administrative expenses	47,708	47,517
Management fee expense	6,000	5,650
Depreciation and amortization	37,436	36,579

Operating income	65,495	62,700
Interest expense, net	(17,133)	(17,793)
Gain on derivatives, net	1,467	1,265
Other expense, net	(321)	(318)

Net income	$49,508	$45,854
Dividend to preferred members (Note 7)	(4,500)	(4,500)

Net income applicable to member	$45,008	$41,354

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,508	$45,854
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	37,436	36,579
Gain on derivatives, net	(1,467)	(1,265)
Amortization of deferred financing costs	1,167	1,056
Changes in assets and liabilities:
Accounts receivable, net	6,887	3,608
Prepaid expenses and other assets	223	(5,390)
Accounts payable, accrued expenses and other current liabilities	7,903	(2,521)
Accounts payable - affiliates	(18,770)	2,229
Deferred revenue - current	(654)	964
Deferred revenue - non-current	(49)	—
Other non-current liabilities	—	(43)

Net cash flows provided by operating activities	$82,184	$81,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(44,889)	$(46,037)
Change in accrued property, plant and equipment	1,018	3,358
Proceeds from sale of assets	743	52

Net cash flows used in investing activities	$(43,128)	$(42,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$31,000	$78,000
Repayment of bank debt	(68,250)	(115,000)
Dividend payments on preferred members’ interest (Note 7)	(4,500)	(4,500)
Capital contributions from parent (Note 8)	158,000	—
Capital distributions to parent (Note 8)	(500)	(800)
Other financing activities	3,558	(850)

Net cash flows provided by (used in) financing activities	$119,308	$(43,150)

Net change in cash	158,364	(4,706)
CASH, beginning of period	12,606	14,208

CASH, end of period	$170,970	$9,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$8,726	$12,067

Non-cash items:
Accounts receivable/deferred revenue current - reclassification	$32,848	—
Prepaid expenses and other current assets - reclassification	$7,371	—
Deferred revenue - current/non-current - reclassification	$7,962	—
Accounts payable/deferred revenue current - reclassification	$6,507	—

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations, financial position, and cash flows for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted January 1, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The new guidance has impacted the timing of the recognition of installation revenue as well as installation costs and commission expenses. Under the new guidance, these amounts have been recognized as revenue and expenses over a period of time instead of immediately, as is being done under current practice. We adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective method of adoption, with cumulative-effect adjustments consisting of: a decrease of $32.8 million to accounts receivable, an increase to prepaid expenses and other current assets of $7.2 million, an increase in other assets of $7.3 million, a decrease of accounts payable of $6.5 million, a decrease to deferred revenue - current of $18.5 million, an increase to deferred revenue – non-current of $8.0 million and a decrease to total shareholders’ equity of $1.3 million. Previously reported amounts were not restated as a result of this adoption method. Operating results for the three months ended March 31, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09. See Note 12.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Clarification of Certain Cash Receipts and Cash Payments. (“ASU 2016-15”). Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method. We adopted ASU 2016-15 as of January 1, 2018. ASU 2016-15 did not have a material impact on our financial position, operations or cash flows upon adoption.

Accounting Pronouncements with Future Adoption Dates

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

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$3,621	$—	$3,621
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,154	$—	$2,154
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

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

As of March 31, 2018, we recorded a current asset of $3.6 million and no current liability, long-term asset or long-term liability. As of December 31, 2017, we recorded a current asset of $2.2 million and no current liability, long-term asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $1.5 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Cable systems, equipment and customer devices	$2,394,291	$2,362,459
Vehicles	46,221	46,696
Buildings and leasehold improvements	37,875	37,810
Furniture, fixtures and office equipment	34,209	34,207
Land and land improvements	7,785	7,785

Property, plant and equipment, gross	$2,520,381	$2,488,957
Accumulated depreciation	(1,688,250)	(1,663,609)

Property, plant and equipment, net	$832,131	$825,348

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Accounts payable—trade	$36,783	$39,415
Accrued programming costs	31,053	28,840
Accrued taxes and fees	17,645	16,221
Accrued interest	14,771	7,422
Accrued payroll and benefits	14,210	13,102
Advance customer payments	7,640	13,817
Accrued property, plant and equipment	7,793	6,775
Bank overdrafts (1)	6,577	3,020
Accrued service costs	6,556	6,171
Accrued administrative costs	5,136	4,355
Accrued marketing costs	3,690	3,528
Accrued telecommunications costs	1,157	816
Other accrued expenses	2,136	4,257

Accounts payable, accrued expenses and other current liabilities	$155,147	$147,739

(1)	Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Bank credit facility	$1,039,750	$1,077,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	300,000	300,000

Total debt	$1,539,750	$1,577,000
Less: current portion	320,500	20,500

Total long-term debt, gross (less current portion)	$1,219,250	$1,556,500
Less: deferred financing costs, net	18,455	19,420

Total long-term debt, net (less current portion)	$1,200,795	$1,537,080

2018 Financing Activity

On March 2, 2018, we called for the irrevocable redemption of the entire $300.0 million principal amount outstanding of our 6 3⁄8% senior notes due April 2023 (the “6 3⁄8% Notes”). As such, we have reclassified the entire balance of the 6 3⁄8% Notes to current portion of long-term debt as of March 31, 2018.

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On April 2, 2018, we redeemed the 6 3⁄8% Notes. See Note 14.

Bank Credit Facility

As of March 31, 2018, we maintained a $1.415 billion credit facility, comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$243.8 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$796.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of March 31, 2018, we had $365.3 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2018, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at any time prior to maturity, subject to certain prices and conditions specified in the credit agreement.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.4%.

Senior Notes

As of March 31, 2018, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of the 6 3⁄8% Notes. On April 2, 2018, we redeemed the 6 3⁄8% Notes. See Note 14.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2018, we were in compliance with all covenants under the indentures. As of the same date, the indentures allowed for the full or partial repayment of any of our senior notes at any time prior to maturity, subject to certain prices and conditions specified in the indentures.

Debt Ratings

MCC’s corporate credit ratings are currently Ba2 by Moody’s, with a positive outlook and BB by Standard and Poor’s (“S&P”), with a positive outlook, and our senior unsecured ratings are currently B1 by Moody’s, with a positive outlook and B+ by S&P, with a positive outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
5 1⁄2% senior notes due 2021	$202,500	$203,750
6 3⁄8% senior notes due 2023	311,064	312,000

Total senior notes	$513,564	$515,750

Bank credit facility	$1,042,735	$1,078,995

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended March 31, 2018 and 2017.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital distributions to parent and capital contributions from parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received $158.0 million and $0 million in capital contributions from parent during the three months ended March 31, 2018 and 2017, respectively. We made capital distributions to parent in cash of $0.5 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively. See Note 14.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $6.0 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

We last evaluated the factors surrounding our Mediacom Broadband reporting unit as of October 1, 2017 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test. We last evaluated our other intangible assets as of October 1, 2017 and did not believe that it was “more likely than not” that an impairment existed at that time.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of March 31, 2018.

12. REVENUE RECOGNITION

We adopted the new accounting guidance for revenue recognition (i.e. ASU 2014-09) as of January 1, 2018. See Note 2.

We disaggregate revenue from contracts with customers by type of services. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors in our one reporting segment.

Nature of Services

Our primary revenue stream is subscription-based and consists of: video service, high-speed data service and phone service. These services have base-level offerings and can be upgraded to premium level services. Residential customers can cancel their services at any time with no penalty. Small-to-medium business customers and large enterprise-class customers (collectively, “business customers”) are generally subject to fixed-term contracts with penalties imposed for early cancellation. We recognized revenue as services are provided on a monthly basis in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Billing for all services (regardless of customer type) typically occurs in advance of services being delivered and paid by customers on a monthly basis.

We also generate revenue from installation services and customer premise equipment rental associated with its subscription-based services. After installation occurs, equipment is rented to the customer over the service period to allow the customer to use the various subscription services noted above. Installation services are not separate performance obligations, rather the fees for installation services are viewed as advance payments for future services and are recognized over the period of benefit which is estimated to be the life of the customer relationship (approximately three years for residential customers and 1-10 years for all other customers). Customer premise equipment rentals are not separate performance obligations and they are considered to be highly interdependent on the underlying video, high-speed data and/or telephone service. Revenue for equipment rental is recognized when control of the underlying services is transferred to our customers over time.

One of our other revenue streams is advertising sales. These revenues represent the insertion of commercials into various video and/or internet platforms for an advertising customer. Revenue for these services is billed in advance and the performance obligation for these contracts is satisfied as the commercials are displayed. There are no agent relationships included in our delivery of our advertising services. Our obligation for returns and/or refunds is deemed insignificant. Revenue is recognized at a point in time as commercials are displayed by us and viewed by the public.

A significant portion of our revenue streams are derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied, remaining performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contract containing a specified contract term and non-cancelable service period will be recognized over the term of such contracts, which is generally 1-10 years.

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.3 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively.

Significant Judgments

We often provide multiple services to a customer such as: subscription services, premium video and HSD upgrades, installation services and equipment rental. These services are highly integrated within our video, HSD and phone service offerings. Judgment is required to determine whether the delivery of customer premise equipment, installation services, and additional premium services are considered distinct and should be accounted for separately from subscription services. Alternatively, the determination that these offerings are not distinct would cause these offerings to be accounted for on a combined basis within our subscription services.

Allocation of the transaction price to the distinct performance obligations in bundled service subscriptions requires judgment. The transaction price for bundled residential services is often discounted. This results in a combined, bundled price that is less than the sum of each of the individual standalone selling prices for each service. We allocate discounts for bundled residential services among each of the services to which the discount relates based on the relative standalone selling prices of those services. Standalone selling prices for our residential services are directly observable.

We believe that non-refundable upfront installation fees charged to customers result in a material right to renew the contract. As such, these upfront fees are not required to be paid upon subsequent renewals. These fees are deferred and recognized over the estimated life of the contract (approximately three years for residential customers and 1-10 years for all other customers). Estimation of the deferral period requires consideration of both quantitative and qualitative factors.

Our revenues by type of service are as follows (dollars in thousands):

Three Months Ended
Type of services	March 31, 2018
Video	$107,672
Data	97,501
Phone	15,149
Business	40,153
Advertising	9,206

Total revenue	$269,681

Virtually all our revenue streams, including subscription services, advertising and equipment rental, are recognized over time. The company recognizes revenue at a point in time for services such as pay-per-view, video on demand and miscellaneous fees.

Contract Balances

We perform our obligations under contracts with customers by transferring services in exchange for receiving consideration from our customers. The timing of our performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. We recognize a contract asset when we have the right to consideration for services transferred to a customer. Contract assets are classified as accounts receivable in our Consolidated Balance Sheet, where our right to consideration is unconditional. We recognize a contract liability for amounts paid by the customer, where we have a right to receive consideration before the transfer of services to the customer. Customers are generally billed in advance for most services we provide, resulting in a contract liability until such services are transferred to the customer. Contract liabilities are recorded as deferred revenue (current and non-current) in our Consolidated Balance Sheet.

The amount of revenue recognized during the three months ending March 31, 2018 that was included in the opening contract liability balance is $16.7 million.

The difference in the opening and closing balances of our receivables and contract liability primarily result from the timing difference between our performance and the customer’s payment.

There was no impairment of receivables during the three months ended March 31, 2018.

Contract Costs

We capitalize amounts paid to obtain and fulfill a contract with a customer (e.g. sales commissions and installation activities on new contracts). We incur sales commissions in our effort to obtain customer contracts. These commissions are paid as an incentive to our employees, who are performing in a sales function, which is directly related to the contract obtained. Additionally, we incur costs to fulfill a contract through installation activities performed by its technicians. These costs include allocations of the amounts incurred for all activities associated with the installation services which are performed at a customer’s premises, such as technician’s wages and benefits, fuel costs, and vehicle maintenance.

As of March 31, 2018, the balance recognized from the costs incurred to obtain or fulfill a contract with a customer was $14.3 million of which approximately $7.0 million was short-term (recorded in prepaid and other current assets) and $7.3 million was long-term (other assets, net).

We amortize the contract assets recognized from the costs to obtain or fulfill a contract with a customer on a systematic basis, consistent with the pattern of transfer to which the services relate. For residential customers, there are no stated contract terms but operate on a day to day basis that renews over time, in practice. For these residential contracts, the contract period including renewals is estimated to be our average churn rate or turnover rate, which is approximately three years. For business customers, the amortization period is the initial contract term which ranges from 1 – 10 years. The amount of amortization that we recognized in service costs for installation activities for the three months ended March 31, 2018 was $0.5 million. The amount of amortization that we recognized in selling, general and administrative expenses for sales commissions for the three months ended March 31, 2018 was $1.7 million.

Supplemental Disclosures of Cash Flow Information

Our customers are typically billed in advance for the services we provide on a monthly basis. Historically, we have recorded such amounts in both accounts receivable and deferred revenue at the time of billing. With our adoption of the new revenue recognition guidance as of January 1, 2018, we record billed amounts when we have established an unconditional right to receive payment from our customers for services to be delivered or delivered to date under the customer’s contract. Since we adopted this new guidance using the modified retrospective method, and for more information about accounts receivable, deferred revenue and other affected accounts, please refer to the non-cash items noted in the Supplemental Disclosures of Cash Flow Information section in our Consolidated Statement of Cash Flows for the three months ended March 31, 2018. Previously reported amounts were not restated as a result of this adoption method.

13. SALE OF ASSETS

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

On March 15, 2018, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI. This transaction partially completed the tower asset sale, and we expect to contribute our remaining tower assets to MCC and, in turn, MCC will sell such assets to CTI during the year ending December 31, 2018, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $0.1 million.

14. SUBSEQUENT EVENTS

On April 2, 2018, we redeemed the 6 3⁄8% Notes at a redemption price of 103.188% for each $1,000 principal amount outstanding or approximately $309.6 million. Such redemption was funded with cash contributions of $158.0 million from our parent, MCC, which were received on March 30, 2018, along with $151.6 million of borrowings under our revolving credit commitments. See Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended March 31, 2018 and 2017, and with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of March 31, 2018, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 817,000 video customers, 1,228,000 HSD customers and 582,000 phone customers, aggregating 2.6 million primary service units (“PSUs”).

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of March 31, 2018, we served approximately 453,000 video customers, 679,000 HSD customers and 323,000 phone customers, aggregating 1.5 million PSUs. As of the same date, we served 756,000 residential and business customer relationships.

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

2018 Developments

2018 Financing Activity

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of our 6 3⁄8% senior notes due April 2023 (the “6 3⁄8% Notes”).

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On April 2, 2018, such cash contributions, along with $151.6 million of borrowings under our revolving credit commitments, were used to fund the redemption of the 6 3⁄8% Notes.

See “Liquidity and Capital Resources — Capital Structure — 2018 Financing Activity” and Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Tower Asset Sale

On March 15, 2018, we contributed certain tower assets to our parent, MCC, which, in turn, sold such tower assets to CTI.

See Note 13 in our Notes to Consolidated Financial Statements.

Revenues

Changes in Accounting Standards

As of January 1, 2018, we have adopted certain accounting standards and related guidance (collectively, “revenue recognition”) that affects both the timing of revenue recognition (the “timing change”) and the allocation of revenues among video, HSD and phone within our multi-product offerings, in which we offer product bundles at discount (the “allocation change”). We adopted this accounting standard using a modified retrospective transition, and accordingly, the impact was reflected in our financial results only for the three months ended March 31, 2018 and previously reported results were not restated. The adoption of the new standard did not have a material impact on our results of operations for this period.

See Notes 2 and 12 in our Notes to Consolidated Financial Statements.

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

Actual Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2018	2017	% Change
Revenues	$269,681	$261,508	3.1%
Costs and expenses:
Service costs	113,042	109,062	3.6%
Selling, general and administrative expenses	47,708	47,517	0.4%
Management fee expense	6,000	5,650	6.2%
Depreciation and amortization	37,436	36,579	2.3%

Operating income	65,495	62,700	4.5%
Interest expense, net	(17,133)	(17,793)	(3.7%)
Gain on derviatives, net	1,467	1,265	NM
Other expense, net	(321)	(318)	NM

Net income	$49,508	$45,854	8.0%

OIBDA	$102,931	$99,279	3.7%

The table below represents a reconciliation of operating income to OIBDA (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017	% Change
Operating income	$65,495	$62,700	4.5%
Depreciation and amortization	37,436	36,579	2.3%

OIBDA	$102,931	$99,279	3.7%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2018	2017	% Change
Video	$107,672	$111,304	(3.3%)
HSD	97,501	89,532	8.9%
Phone	15,149	14,265	6.2%
Business services	40,153	36,670	9.5%
Advertising	9,206	9,737	(5.5%)

Total revenues	$269,681	$261,508	3.1%

Average total monthly revenue per customer relationship (1)	$118.99	$115.38	3.1%

	March 31,
	2018	2017	% Change
Video customers	453,000	461,000	(1.7%)
HSD customers	679,000	652,000	4.1%
Phone customers	323,000	273,000	18.3%

Primary service units (PSUs)	1,455,000	1,386,000	5.0%
Customer relationships	756,000	757,000	(0.1%)

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 3.1% for the three months ended March 31, 2018, primarily due to greater HSD and, to a lesser extent, business services and phone revenues, offset in part by lower video and advertising revenues. Revenues were also favorably impacted by the timing change to revenue recognition as noted in “Revenues – Changes in Accounting Standards”. Excluding the impact of the timing change, revenues increased 2.9% for the three months ended March 31, 2018.

We gained 1,000 and 3,000 customer relationships during the three months ended March 31, 2018 and 2017, respectively. Average total monthly revenue per customer relationship was $118.99 and $115.38 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of 3.1%.

Video

Video revenues declined 3.3% for the three months ended March 31, 2018, mainly due to the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards”, and, to a lesser extent, a smaller residential video customer base compared to the prior year period, offset in part by more customers taking our advanced video services and rate adjustments, associated with the pass-through of higher programming costs for retransmission consent fees. Excluding the impact of the timing change and allocation change, video revenues declined 1.4% for the three months ended March 31, 2018. We lost 2,000 video customers during each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, we served 453,000 video customers, or 30.0% of estimated homes passed, and 42.6% of our residential video customers took our DVR service, which represents the largest component of revenues from advanced video services.

HSD

HSD revenues grew 8.9% for the three months ended March 31, 2018, largely due to rate adjustments and more customers paying higher rates for faster speed tiers, along with a larger residential HSD customer base compared to the prior year period and the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards”. Excluding the overall impact of the timing and allocation changes, HSD revenues grew 6.3% for the three months ended March 31, 2018. We gained 11,000 and 9,000 HSD customers during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we served 679,000 HSD customers, or 44.9% of estimated homes passed, and 67.3% of our residential HSD customers took our wireless home gateway service, which represents a meaningful component of HSD equipment revenues.

Phone

Phone revenues rose 6.2% for the three months ended March 31, 2018, primarily due to the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards”, and a larger residential phone customer base compared to the prior year period. Excluding the impact of the timing and allocation changes, phone revenues increased 5.0% for the three months ended March 31, 2018. We gained 11,000 and 9,000 phone customers during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we served 323,000 phone customers, or 21.4% of estimated homes passed.

Business Services

Business services revenue grew 9.5% for the three months ended March 31, 2018, substantially due to a larger SMB customer based and, to a much lesser extent, the timing changes to revenue recognition noted in “Revenues – Changes to Accounting Standards”. Excluding the impact of the timing change, business services revenue grew 9.2% for the three months ended March 31, 2018.

Advertising

Advertising revenues fell 5.5% for the three months ended March 31, 2018, principally due to declines in local automotive advertising and a smaller video customer base than the prior year period, offset in part by greater political and digital advertising revenues.

Costs and Expenses

Service Costs

Service costs grew 3.6% for the three months ended March 31, 2018, principally due to higher video programming costs and, to a lesser extent, greater field operating costs. Programming costs were 4.9% higher for the three months ended March 31, 2018, mainly due to the renewal of programming contracts and contractual increases under agreements with certain local broadcast stations and cable networks, slightly offset in part by a smaller video customer base compared to the prior year periods. Field operating increased 2.0% for the three months ended March 31, 2018, principally due to greater equipment maintenance and vehicle costs Service costs as a percentage of revenues were 41.9% and 41.7% for the three months ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.4% for the three months ended March 31, 2018, primarily due to greater office and marketing expenses, mostly offset lower employee costs and taxes and fees. Office expenses grew 10.7%, largely due to higher equipment maintenance and software costs. Marketing expenses increased 1.9% due to greater spending in digital and television marketing, offset by lower spending on print and radio campaigns. Employee costs decreased 2.4%, mainly due to lower customer service staffing levels. Taxes and fees declined 2.8%, principally due to lower franchise fees. Selling, general and administrative expenses as a percentage of revenues were 17.7% and 18.2% for the three months ended March 31, 2018 and 2017, respectively.

Management Fee Expense

Management fee expense grew 6.2% for the three months ended March 31, 2018, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.2% for each of the three months ended March 31, 2018 and 2017.

Depreciation and Amortization

Depreciation and amortization was 2.3% higher for the three months ended March 31, 2018, largely as a result of greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business customer support equipment software.

Operating Income

Operating income increased 4.5% for the three months ended March 31, 2018, primarily due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, depreciation and amortization.

Interest Expense, Net

Interest expense, net, decreased 3.7% for the three months ended March 31, 2018, due to lower average outstanding indebtedness and, to a much lesser extent, lower average borrowing costs.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded net gains on derivatives of $1.5 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net, was $0.3 million for each the three months ended March 31, 2018 and 2017, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $49.5 million and $45.9 million for the three months ended March 31, 2018 and 2017, respectively.

OIBDA

OIBDA grew 3.7% for the three months ended March 31, 2018, as the increase in revenues and, to a much lesser extent, the timing change to revenue recognition noted in “Revenues – Changes in Accounting Standards”, was offset in part by increases in service costs and, to a much lesser extent, management fee and selling, general and administrative expenses. Excluding the impact of the timing change, OIBDA increased 3.3% for the three months ended March 31, 2018.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2018, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $171.0 million of cash and $365.3 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to approximately $9.7 million of letters of credit issued to various parties as collateral.

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

2018 Financing Activity

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of the 6 3⁄8% Notes.

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On April 2, 2018, such cash contributions, along with $151.6 million of borrowings under our revolving credit commitments, were used to fund the redemption of the 6 3⁄8% Notes.

As of March 31, 2018, after giving effect to such financing activity as if it had occurred on such date:

•	our near-term liquidity requirements would have included scheduled term loan principal reductions of $20.5 million during the next twelve months;

•	our sources of liquidity would have included $200.3 million of unused and available commitments under the revolver;

•	there would have been $165.0 million of outstanding loans under the revolver and approximately $9.7 million of letters of credit issued to various parties as collateral; and

•	our available cash would have been $13.0 million.

See Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $82.2 million for the three months ended March 31, 2018, primarily due to OIBDA of $102.9 million, offset in part by interest expense of $17.1 million and, to a much lesser extent, the $4.5 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable to affiliates of $18.8 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $7.9 million and a decrease in accounts receivable, net, of $6.9 million.

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

Net cash flows used in investing activities were $43.1 million for the three months ended March 31, 2018, substantially comprising $44.9 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $1.0 million.

Net cash flows used in investing activities were $42.6 million for the three months ended March 31, 2017, substantially comprising $46.0 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $3.4 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Customer premise equipment	$20,925	$20,036	$889
Enterprise networks	1,700	2,096	(396)
Scalable infrastructure	13,315	10,998	2,317
Line extensions	2,035	2,582	(547)
Upgrade / rebuild	4,356	7,043	(2,687)
Support capital	2,558	3,282	(724)

Total capital expenditures	$44,889	$46,037	$(1,148)

The decrease in capital expenditures largely reflects lower spending in upgrade and rebuild, primarily due to the completed replacement of certain network assets, and in support capital, mainly regarding vehicle fleet purchases, offset in part by greater spending in scalable infrastructure, largely for HSD bandwidth expansion.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash flows provided by financing activities were $119.3 million for the three months ended March 31, 2018, primarily comprising $158.0 million of capital contributions from our parent, MCC, which were in turn contributed from Mediacom LLC to fund the redemption of the 6 3⁄8% Notes, and $3.6 million of other financing activities, offset in part by $37.3 million of net repayments under our bank credit facility and $4.5 million of dividend payments on preferred members’ interest.

Net cash flows used in financing activities were $43.2 million for the three months ended March 31, 2017, substantially comprising $37.0 million of net repayments under our bank credit facility and $4.5 million of dividend payments on preferred members’ interest.

Capital Structure

As of March 31, 2018, our total indebtedness was $1.540 billion, of which approximately 71% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the three months ended March 31, 2018, we paid cash interest of $8.7 million, net of capitalized interest.

2018 Financing Activity

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of the 6 3⁄8% Notes.

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date.

On April 2, 2018, such cash contributions, along with $151.6 million of borrowings under our revolving credit commitments, were used to fund the redemption of the 6 3⁄8% Notes.

See Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of March 31, 2018, we maintained a $1.415 billion credit facility, comprising $1,039.8 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had $365.3 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account $9.7 million of letters of credit issued to various parties as collateral.

As of March 31, 2018, after giving effect to the items noted in “2018 Financing Activity” above, as if they had been redeemed on such date, we would have maintained a $1.415 billion credit facility, comprising $1,039.8 million of term loans with maturities ranging from November 2022 to January 2025, and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we would have had $200.3 million of unused lines under our revolving credit commitments, all of which would have been available to be borrowed and used for general corporate purposes, after taking into account $165.0 million of outstanding loans under the revolver and $9.7 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2018, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.4 to 1.0 and an interest coverage ratio of 4.7 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement or under the new credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As March 31, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of March 31, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.4%.

Senior Notes

As of March 31, 2018, we had $500 million of outstanding senior notes, comprising $200 million of 5 1⁄2% senior notes due April 2021 and $300 million of the 6 3⁄8% Notes. On April 2, 2018, we repaid the entire $300.0 million balance of the 6 3⁄8% Notes. See Note 6 and 14 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through March 31, 2018, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 3.7 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are currently Ba2 by Moody’s, with a positive outlook and BB by Standard and Poor’s (“S&P”), with a positive outlook, and our senior unsecured ratings are currently B1 by Moody’s, with a positive outlook and B+ by S&P, with a positive outlook.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2018.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2018.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 14, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 14, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer