Form 10-Q
period 2018-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2018-08-07
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

This Quarterly Report on Form 10-Q is for the six months ended June 30, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,571	$12,606
Accounts receivable, net of allowance for doubtful accounts of $3,429 and $3,364	37,173	71,994
Prepaid expenses and other current assets	32,827	22,881

Total current assets	81,571	107,481
Property, plant and equipment, net of accumulated depreciation of $1,703,078 and $1,663,609	836,074	825,348
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $5,272 and $4,788	16,738	11,001

Total assets	$2,307,236	$2,316,683

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$140,463	$147,739
Accounts payable - affiliates	15,369	22,154
Deferred revenue - current	22,623	41,382
Current portion of long-term debt	20,500	20,500

Total current liabilities	198,955	231,775
Long-term debt, net (less current portion)	1,292,021	1,537,080
Deferred revenue - non-current	7,966	—

Total liabilities	1,498,942	1,768,855
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
	.
MEMBER’S EQUITY
Capital contributions (distributions)	80,997	(98,268)
Retained earnings	577,297	496,096

Total member’s equity	658,294	397,828

Total liabilities, preferred members’ interest and member’s equity	$2,307,236	$2,316,683

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$274,752	$265,905	$544,433	$527,413
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	115,267	110,930	228,309	219,992
Selling, general and administrative expenses	49,102	48,621	96,810	96,138
Management fee expense	5,350	5,015	11,350	10,665
Depreciation and amortization	36,479	38,018	73,915	74,597

Operating income	68,554	63,321	134,049	126,021
Interest expense, net	(13,337)	(18,005)	(30,470)	(35,798)
(Loss) gain on derivatives, net	(816)	(356)	651	909
Loss on early extinguishment of debt (Note 6)	(12,216)	(1,966)	(12,216)	(1,966)
Other expense, net	(261)	(396)	(582)	(714)

Net income	$41,924	$42,598	$91,432	$88,452
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)

Net income applicable to member	$37,424	$38,098	$82,432	$79,452

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,432	$88,452
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	73,915	74,597
Gain on derivatives, net	(651)	(909)
Loss on early extinguishment of debt	2,651	1,966
Amortization of deferred financing costs	2,197	1,987
Debt extinguishment costs	9,565	—
Changes in assets and liabilities:
Accounts receivable, net	1,973	763
Prepaid expenses and other assets	423	(4,817)
Accounts payable, accrued expenses and other current liabilities	(7,030)	(11,035)
Accounts payable - affiliates	(6,785)	3,829
Deferred revenue - current	(212)	1,559
Deferred revenue - non-current	4	—
Other non-current liabilities	—	(43)

Net cash flows provided by operating activities	$167,482	$156,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(85,328)	$(94,763)
Change in accrued property, plant and equipment	97	3,593
Proceeds from sale of assets	868	166

Net cash flows used in investing activities	$(84,363)	$(91,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$386,875	$377,144
Repayment of bank debt	(336,375)	(491,144)
Redemption of senior notes	(300,000)	—
Dividend payments on preferred members’ interest (Note 7)	(9,000)	(9,000)
Capital contributions from parent (Note 8)	188,000	60,000
Capital distributions to parent (Note 8)	(8,800)	(5,100)
Debt extinguishment costs	(9,565)	—
Other financing activities	4,711	(1,374)

Net cash flows used in financing activities	$(84,154)	$(69,474)

Net change in cash	(1,035)	(4,129)
CASH, beginning of period	12,606	14,208

CASH, end of period	$11,571	$10,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$33,784	$36,928

Non-cash items:
Accounts receivable/deferred revenue—reclassification	$32,848	—
Prepaid expenses and other current assets—reclassification	$7,371	—
Deferred revenue—current/non-current—reclassification	$7,962	—
Accounts payable/deferred revenue current—reclassification	$6,507	—

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

Reclassifications

Certain reclassifications have been made to prior year amounts to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted January 1, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The new guidance has impacted the timing of the recognition of installation revenue as well as installation costs and commission expenses. Under the new guidance, these amounts have been recognized as revenue and expenses over a period of time instead of immediately, as was being done under prior practice. We adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective method of adoption, with cumulative-effect adjustments consisting of: a decrease of $32.8 million to accounts receivable, an increase to prepaid expenses and other current assets of $7.2 million, an increase in other assets of $7.3 million, a decrease of accounts payable, accrued expenses and other current liabilities of $6.5 million, a decrease to deferred revenue—current of $18.5 million, an increase to deferred revenue – non-current of $8.0 million and a decrease to total shareholders’ equity of $1.3 million. Previously reported amounts were not restated as a result of this adoption method. Operating results for the six months ended June 30, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09. See Note 12.

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

Accounting Pronouncements with Future Adoption Dates

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We expect to adopt the new standard on its effective date, January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to: (i) the recognition of new ROU assets and lease liabilities on our balance sheet for office equipment, real estate, and other assets as determined; and to a much lesser extent, (ii) the de-recognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset) that currently do not qualify for sale accounting; and (iii) the de-recognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete. We do not expect a significant change in our leasing activity between now and the time of adoption. We expect to elect many of the standard’s available practical expedients on adoption. Consequently, at adoption, we expect to:

•

Recognize additional operating liabilities with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

•

De-recognize existing debt obligations and existing fixed assets ranging for sale-leaseback transactions that currently do not qualify for sale accounting. Any gains or losses associated with this change in accounting will be recognized through opening retained earnings on adoption, and we will recognize new ROU assets and lease liabilities on our balance sheet for the associated leases.

We continue to assess all of the potential impacts that the adoption of ASU 2016-02 will have on our consolidated financial statements, including the determination of the assets within the scope of the guidance, the development of new accounting policies, procedures and internal controls associated with the adoption of the standard and the implementation of new accounting systems.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other – (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect ASU 2017-04 will have a material impact on our financial position, operations or cash flows upon adoption.

In January 2018, the FASB issued ASU 2018-01 – Leases—Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Accounting Standards Codification No. 842 – Leases (“ASC 842”) all land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under current GAAP. Once an entity adopts ASC 842, it should be applied prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in ASC 842 to assess whether they meet the definition of a lease. The amendments in ASU 2018-01 affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. We continue to assess ASU 2018-01 in conjunction with our adoption of ASU 2016-02, as noted above.

In July 2018, the FASB issued ASU 2018-11- Leases (Topic 842) – Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides specific financial reporting relief to the previously-issued ASU 2016-02 (above) and related guidance. ASU 2018-11 provides transition relief on comparative reporting at adoption which affects all entities with lease contracts that choose the additional transition method. In addition, ASU 2018-11 provides relief related to the requirements for separating components of a contract and benefits only lessors whose lease contracts qualify for the practical expedient. We believe that both items of relief in ASU 2018-11 will apply to the Company and we expect to avail ourselves of these relief provisions. The amendments in ASU 2018-11 are effective for public business entities as of January 1, 2019. We expect that ASU 2018-11 will have a material benefit to the Company’s transition efforts at adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,805	$—	$2,805
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,154	$—	$2,154
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

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

As of June 30, 2018, we recorded a current asset of $2.8 million and no current liability, long-term asset or long-term liability. As of December 31, 2017, we recorded a current asset of $2.2 million and no current liability, long-term asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net losses on derivatives of $0.8 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and net gains on derivatives of $0.7 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Cable systems, equipment and customer devices	$2,413,456	$2,362,459
Vehicles	45,758	46,696
Buildings and leasehold improvements	37,927	37,810
Furniture, fixtures and office equipment	34,226	34,207
Land and land improvements	7,785	7,785

Property, plant and equipment, gross	$2,539,152	$2,488,957
Accumulated depreciation	(1,703,078)	(1,663,609)

Property, plant and equipment, net	$836,074	$825,348

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Accrued programming costs	$31,103	$28,840
Accounts payable - trade	30,832	39,415
Accrued taxes and fees	20,396	16,221
Accrued payroll and benefits	13,232	13,102
Advance customer payments	8,018	13,817
Bank overdrafts (1)	7,769	3,020
Accrued service costs	7,006	6,171
Accrued property, plant and equipment	6,872	6,775
Accrued administrative costs	5,012	4,355
Accrued marketing costs	4,375	3,528
Accrued interest	2,472	7,422
Accrued telecommunications costs	671	816
Other accrued expenses	2,705	4,257

Accounts payable, accrued expenses and other current liabilities	$140,463	$147,739

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Bank credit facility	$1,127,500	$1,077,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	—	300,000

Total debt	$1,327,500	$1,577,000
Less: current portion	20,500	20,500

Total long-term debt, gross (less current portion)	$1,307,000	$1,556,500
Less: deferred financing costs, net	14,979	19,420

Total long-term debt, net (less current portion)	$1,292,021	$1,537,080

2018 Financing Activity

On March 2, 2018, we called for the irrevocable redemption of the entire $300.0 million principal amount outstanding of our 6 3/8% senior notes due April 2023 (the “6 3⁄8% Notes”).

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, had received such contributions from Mediacom LLC on the same date.

On April 2, 2018, we fully redeemed the 6 3⁄8% Notes at a redemption price of 103.188% for an aggregate redemption price of $309.6 million, which was funded with the $158.0 million cash contribution noted above, and $151.6 million of borrowings under our revolving credit commitments. As a result of the redemption of the 6 3⁄8% Notes, we recorded a loss on early extinguishment of debt of $12.2 million for the three and six months ended June 30, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs.

Bank Credit Facility

As of June 30, 2018, we maintained a $1.410 billion credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$240.6 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$794.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of June 30, 2018, we had $272.4 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $92.9 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2018, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2018 and 2017. As of June 30, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which were scheduled to expire during December 2018.

As of June 30, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.4%.

Senior Notes

As of June 30, 2018, we had $200 million of outstanding senior notes, all of which comprised our 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”).

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2018, we were in compliance with all covenants under the indenture. As of the same date, the indenture allowed for the full or partial repayment of any of our senior notes at any time prior to maturity, subject to certain prices and conditions specified in the indenture.

Debt Ratings

MCC’s corporate credit ratings are currently Ba2 by Moody’s and BB by Standard and Poor’s (“S&P”), both with positive outlooks, and our senior unsecured ratings are currently B1 by Moody’s and B+ by S&P, both with positive outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
5 1⁄2% senior notes due 2021	$203,000	$203,750
6 3⁄8% senior notes due 2023	—	312,000

Total senior notes	$203,000	$515,750

Bank credit facility	$1,127,500	$1,078,995

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended June 30, 2018 and 2017, and $9.0 million in cash dividends on the PMI during each of the six months ended June 30, 2018 and 2017.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions to parent and capital distributions from parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received from parent in cash of $188.0 million and $60.0 million in capital contributions during the six months ended June 30, 2018 and 2017, respectively. We made capital distributions to parent in cash of $8.8 million and $5.1 million during the six months ended June 30, 2018 and 2017, respectively. See Note 6.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $5.4 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $11.4 million and $10.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of June 30, 2018.

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

Nature of Services

Our primary revenue stream is subscription-based and consists of: video service, high-speed data service and phone service. These services have base-level offerings and can be upgraded to premium level services. Residential customers can cancel their services at any time with no penalty. Small-to-medium business customers and large enterprise-class customers (collectively, “business customers”) are generally subject to fixed-term contracts with penalties imposed for early cancellation. We recognize revenue as services are provided on a monthly basis in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Billing for all services (regardless of customer type) typically occurs in advance of services being delivered and paid by customers on a monthly basis.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.6 million for each of the three months ended June 30, 2018 and 2017, respectively, and $10.8 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Our revenues by type of service are as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
Type of service	June 30, 2018	June 30, 2018
Video	$107,812	$215,484
Data	100,023	197,524
Phone	15,271	30,420
Business	41,682	81,835
Advertising	9,964	19,170

Total revenue	$274,752	$544,433

Virtually all our revenue streams, including subscription services, advertising and equipment rental, are recognized over time. The company recognizes revenue at a point in time for services such as pay-per-view, video on demand and miscellaneous fees.

Contract Balances

We perform our obligations under contracts with customers by transferring services in exchange for receiving consideration from our customers. The timing of our performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. We recognize a contract asset when we have the right to consideration for services transferred to a customer. Contract assets are classified as accounts receivable in our Consolidated Balance Sheets, where our right to consideration is unconditional. We recognize a contract liability for amounts paid by the customer, where we have a right to receive consideration before the transfer of services to the customer. Customers are generally billed in advance for most services we provide, resulting in a contract liability until such services are transferred to the customer. Contract liabilities are recorded as deferred revenue (current and non-current) in our Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended June 30, 2018 that was included in the opening contract liability balance was $2.1 million and $18.8 million, respectively.

The difference in the opening and closing balances of our receivables and contract liability primarily result from the timing difference between our performance and the customer’s payment.

There was no impairment of receivables during the six months ended June 30, 2018.

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

As of June 30, 2018, the balance recognized from the costs incurred to obtain or fulfill a contract with a customer was $14.6 million of which approximately $7.1 million was short-term (recorded in prepaid and other current assets) and $7.5 million was long-term (other assets, net).

We amortize the contract assets recognized from the costs to obtain or fulfill a contract with a customer on a systematic basis, consistent with the pattern of transfer to which the services relate. For residential customers, there are no stated contract terms but operate on a day to day basis that renews over time, in practice. For these residential contracts, the contract period including renewals is estimated to be our average churn rate or turnover rate, which is approximately three years. For business customers, the amortization period is the initial contract term which ranges from 1 – 10 years. The amount of amortization that we recognized in service costs for installation activities for the three and six months ended June 30, 2018 was $0.5 million and $1.0 million, respectively. The amount of amortization that we recognized in selling, general and administrative expenses for sales commissions for the three and six months ended June 30, 2018 was $1.7 million and $3.3 million, respectively.

Supplemental Disclosures of Cash Flow Information

Our customers are typically billed in advance for the services we provide on a monthly basis. Historically, we have recorded such amounts in both accounts receivable and deferred revenue at the time of billing. With our adoption of the new revenue recognition guidance as of January 1, 2018, we record billed amounts when we have established an unconditional right to receive payment from our customers for services to be delivered or delivered to date under the customer’s contract. Since we adopted this new guidance using the modified retrospective method, and for more information about accounts receivable, deferred revenue and other affected accounts, please refer to the non-cash items noted in the Supplemental Disclosures of Cash Flow Information section in our Consolidated Statement of Cash Flows for the six months ended June 30, 2018. Previously reported amounts were not restated as a result of this adoption method.

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

On December 21, 2017, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $0.1 million.

On March 15, 2018, we contributed additional tower assets to MCC which, in turn, sold such tower assets to CTI. This transaction, together with the December 21, 2017 transaction, partially completed the tower asset sale, and we expect to contribute our remaining tower assets to MCC and, in turn, MCC will sell such assets to CTI during the year ending December 31, 2018, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2018 and 2017, and with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of June 30, 2018, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 808,000 video customers, 1,251,000 HSD customers and 599,000 phone customers, aggregating 2.7 million primary service units (“PSUs”).

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of June 30, 2018, we served approximately 447,000 video customers, 690,000 HSD customers and 332,000 phone customers, aggregating 1.5 million PSUs. As of the same date, we served 757,000 residential and business customer relationships.

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on video and digital platforms. We also offer home security and automation services to residential customers. Our services are typically offered on a subscription basis, and installation fees, monthly rates and related charges vary according to the services, equipment and features customers choose. We offer discounted packages for new customers and those who take multiple services, and primarily market bundled packages under the Xtream brand that include video with digital video recorder (“DVR”) service and set-tops with the TiVo guide, HSD with a wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has driven higher levels of sales activity.

Over the past several years, revenues from residential services have principally increased due to residential HSD customer growth. We expect to continue to grow residential revenues through HSD customer growth and greater revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including DVR. Our business services revenues have grown at a faster rate than our residential revenues as we have rapidly grown our business customer relationships. Through “Project Open Road,” we are extending our network to new commercial locations that contain multiple potential businesses customers, in an effort to sustain or accelerate our rate of growth in business services revenues.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours, and a variety of over-the-top (“OTT”) video services. Over the past several years, we have experienced meaningful video customer losses, largely to DBS competitors. OTT video services have increasingly represented additional competition for our video service, and several OTT services have recently been introduced that offer video programming similar to our video service. We have placed a greater emphasis on higher quality residential customer relationships, and have generally eliminated or reduced tactical discounts for video customers that do not purchase multiple services. To enhance the appeal of our video service, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We recently introduced a lower-cost IP set-top that offers the TiVo guide and integrated OTT video services, but without the required equipment for DVR service. In 2018, we plan to introduce a voice-controlled remote, which will allow our customers to browse video content with a greater degree of freedom. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies and wireless services offered by cellular phone companies. We have continued to grow our HSD customer base at a meaningful rate over the last several years. We believe our HSD service offers greater capacity and reliability than DSL and wireless offerings in our service areas, and our minimum downstream speed of 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our competitors. As consumers’ bandwidth requirements have dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater levels of consumption. Through Project Gigabit, we completed the transition of our network to DOCSIS 3.1 technology and offer 1 Gbps downstream HSD service throughout substantially all of our footprint. We offer wireless gateways that combine a modem with a wireless router and phone adapter, ensuring performance of multiple personal devices used at the same time. Recently, we launched WiFi360, which provides additional access points and extends the range of the wireless network in the customer’s home. We expect to continue to grow HSD revenues as we further take market share and our HSD customers choose higher speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressure.

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our cell tower backhaul and enterprise-level services face competition from these local phone companies along with other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and have expanded our network into additional commercial areas through Project Open Road. We believe these tactics have allowed us to gain meaningful market share and led to strong growth rates of business services revenues in the past several years, which we believe will continue.

We sell advertising and production services to local, regional and national customers under our OnMedia brand. These revenues are determined, in part, by the number of video customers served and impacted by overall advertising competition in our markets, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Competition has, and likely will, continue to elevate as new formats of advertising are introduced into our markets. In recent years, we have generally experienced lower advertising revenues as digital marketing has taken a greater share of advertising spend in our markets and due to the overall reduction of our video customer base. These secular declines have been periodically offset by increased levels of political advertising during national elections and other significant political events.

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

See “Liquidity and Capital Resources — Capital Structure — 2018 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

Tower Asset Sale

On March 15, 2018, we contributed certain tower assets to our parent, MCC, which, in turn, sold such tower assets to CTI.

See Note 13 in our Notes to Consolidated Financial Statements.

Revenues

Changes in Accounting Standards

As of January 1, 2018, we have adopted certain accounting standards and related guidance (collectively, “revenue recognition”) that affects both the timing of revenue recognition (the “timing change”) and the allocation of revenues among video, HSD and phone within our multi-product offerings, in which we offer product bundles at discount (the “allocation change”). We adopted this accounting standard using a modified retrospective transition, and accordingly, the impact was reflected in our financial results only for the three and six months ended June 30, 2018 and reported results for prior periods were not restated. The adoption of the new standard did not have a material impact on our results of operations for this period.

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

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. Significant service costs comprise: video programming; HSD service, including bandwidth connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide technical support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional connectivity.

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

Actual Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$274,752	$265,905	3.3%	$544,433	$527,413	3.2%
Costs and expenses:
Service costs	115,267	110,930	3.9%	228,309	219,992	3.8%
Selling, general and administrative expenses	49,102	48,621	1.0%	96,810	96,138	0.7%
Management fee expense	5,350	5,015	6.7%	11,350	10,665	6.4%
Depreciation and amortization	36,479	38,018	(4.0%)	73,915	74,597	(0.9%)

Operating income	68,554	63,321	8.3%	134,049	126,021	6.4%
Interest expense, net	(13,337)	(18,005)	(25.9%)	(30,470)	(35,798)	(14.9%)
Gain on derviatives, net	(816)	(356)	NM	651	909	NM
Loss on early extinguishment of debt (Note 6)	(12,216)	(1,966)	NM	(12,216)	(1,966)	NM
Other expense, net	(261)	(396)	NM	(582)	(714)	NM

Net income	$41,924	$42,598	(1.6%)	$91,432	$88,452	3.4%

OIBDA	$105,033	$101,339	3.6%	$207,964	$200,618	3.7%

The table below represents a reconciliation of operating income to OIBDA (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Operating income	$68,554	$63,321	8.3%	$134,049	$126,021	6.4%
Depreciation and amortization	36,479	38,018	(4.0%)	73,915	74,597	(0.9%)

OIBDA	$105,033	$101,339	3.6%	$207,964	$200,618	3.7%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Video	$107,812	$111,522	(3.3%)	$215,484	$222,826	(3.3%)
HSD	100,023	91,246	9.6%	197,524	180,778	9.3%
Phone	15,271	15,049	1.5%	30,420	29,314	3.8%
Business services	41,682	37,978	9.8%	81,835	74,648	9.6%
Advertising	9,964	10,110	(1.4%)	19,170	19,847	(3.4%)

Total revenues	$274,752	$265,905	3.3%	$544,433	$527,413	3.2%

Average total monthly revenue per customer relationship (1)	$121.06	$117.32	3.2%	$120.02	$116.58	3.0%

	June 30,
	2018	2017	% Change
Video customers	447,000	459,000	(2.6%)
HSD customers	690,000	655,000	5.3%
Phone customers	332,000	288,000	15.3%

Primary service units (PSUs)	1,469,000	1,402,000	4.8%
Customer relationships	757,000	754,000	0.4%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 3.3% and 3.2% for the three and six months ended June 30, 2018, respectively, primarily due to greater HSD and, to a lesser extent, business services and phone revenues, offset in part by lower video and, to a lesser extent, advertising revenues. Revenues for the six months ended June 30, 2018, were also favorably impacted by the timing change to revenue recognition as noted in “Revenues – Changes in Accounting Standards,” and, excluding the impact of such change, revenues would have increased 3.1%.

We gained 1,000 and 2,000 customer relationships during the three and six months ended June 30, 2018, respectively, compared to a loss of 3,000 and no net change in customer relationships for the three and six months ended June 30, 2017, respectively. Average total monthly revenue per customer relationship was $121.06 and $120.02 for the three and six months ended June 30, 2018, respectively, representing increases of 3.2% and 3.0% over the respective prior year periods.

Video

Video revenues declined 3.3% for each of the three and six months ended June 30, 2018, mainly due to the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards,” and, to a lesser extent, smaller residential video customer bases compared to the prior year periods, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees, and more customers taking our advanced video services. Excluding the impact of the timing and allocation changes, video revenues would have decreased 1.3% and 1.4% for the three and six months ended June 30, 2018, respectively. We lost 6,000 and 8,000 video customers during the three and six months ended June 30, 2018, respectively, compared to losses of 2,000 and 4,000 video customers during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we served 447,000 video customers, or 29.6% of estimated homes passed, and 42.4% of our residential video customers took our DVR service, which represents the largest component of advanced video services revenues.

HSD

HSD revenues grew 9.6% and 9.3% for the three and six months ended June 30, 2018, respectively, mainly a result of more customers paying higher rates for faster speed tiers, larger residential HSD customer bases compared to the prior year periods, and the timing and allocation changes to revenue recognition. Excluding the impact of the timing and allocation changes, HSD revenues would have grown 7.6% and 7.0% for the three and six months ended June 30, 2018, respectively. We gained 11,000 and 22,000 HSD customers during the three and six months ended June 30, 2018, respectively, compared to increases of 3,000 and 12,000 HSD customers during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we served 690,000 HSD customers, or 45.6% of estimated homes passed and 70.1% of our residential HSD customers took our wireless home gateway service.

Phone

Phone revenues increased 1.5% and 3.8% for the three and six months ended June 30, 2018, respectively, primarily due to the timing and allocation changes to revenue recognition and larger residential phone customer bases compared to the prior year periods, offset in part by greater levels of discounting within the bundled packaging of our services. Excluding the impact of the timing and allocation changes, phone revenues would have fallen 0.5% and increased 2.2% for the three and six months ended June 30, 2018, respectively. We gained 9,000 and 20,000 phone customers during the three and six months ended June 30, 2018, respectively, compared to increases of 15,000 and 24,000 phone customers during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we served 332,000 phone customers, or 22.0% of estimated homes passed.

Business Services

Business services revenues grew 9.8% and 9.6% for the three and six months ended June 30, 2018, respectively, principally due to larger SMB customer bases compared to the prior year periods and, to a much lesser extent for the six months ended June 30, 2018, the timing change to revenue recognition. Excluding the impact of the timing change, business services revenues would have grown 9.4% and 9.3% for the three and six months ended June 30, 2018, respectively.

Advertising

Advertising revenues declined 1.4% and 3.4% for the three and six months ended June 30, 2018, respectively, principally due to declines in local automotive advertising and smaller video customer bases compared to the prior year periods, offset in part by greater political advertising revenues.

Costs and Expenses

Service Costs

Service costs grew 3.9% and 3.8% for the three and six months ended June 30, 2018, respectively, principally due to higher video programming and, to a lesser extent, greater field operating and employee costs. Programming costs were 4.6% higher for each of the three and six months ended June 30, 2018, mainly due to contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by smaller video customer bases compared to the prior year periods. Field operating costs increased 4.6% and 3.3% for the three and six months ended June 30, 2018, respectively, largely as a result of greater equipment maintenance, fiber lease and vehicle fuel costs. Employee costs were 3.4% and 3.0% higher for the three and six months ended June 30, 2018, respectively, primarily due to greater technical employee staffing and compensation levels. Service costs as a percentage of revenues were 42.0% and 41.7% for the three months ended June 30, 2018 and 2017, respectively, and 41.9% and 41.7% for the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.0% and 0.7% for the three and six months ended June 30, 2018, respectively, primarily due to greater marketing and billing expenses, mostly offset by lower employee expenses. Marketing expenses increased 3.8% and 2.9% for the three and six months ended June 30, 2018, respectively, largely due to greater spending on marketing our business services and on digital and television advertising, offset in part by lower spending on print and radio advertising. Billing expense grew 7.3% and 5.6% for the three and six months ended June 30, 2018, respectively, principally due to greater fees associated with customers’ bank and credit card payments. Employee expenses decreased 2.0% and 2.2% for the three and six months ended June 30, 2018, respectively, mainly due to lower customer service employee staffing and commission levels. Selling, general and administrative expenses as a percentage of revenues were 17.9% and 18.3% for the three months ended June 30, 2018 and 2017, respectively, and 17.8% and 18.2% for the six months ended June 30, 2018 and 2017, respectively.

Management Fee Expense

Management fee expense grew 6.7% and 6.4% for the three and six months ended June 30, 2018, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% for each of the three months ended June 30, 2018 and 2017, and 2.1% and 2.0% for the six months ended June 30, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization was 4.0% and 0.9% lower for the three and six months ended June 30, 2018, respectively, mainly due to older investments and network assets becoming fully depreciated, offset in part by depreciation of investments in customer premise equipment, HSD bandwidth expansion and business customer support equipment software.

Operating Income

Operating income grew 8.3% and 6.4% for the three and six months ended June 30, 2018, respectively, primarily due to the increase in revenues and, to a lesser extent, lower depreciation and amortization, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, fell 25.9% and 14.9% for the three and six months ended June 30, 2018, respectively, substantially due to lower average outstanding indebtedness.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded net losses on derivatives of $0.8 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and net gains on derivatives of $0.7 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $12.2 million for each of the three and six months ended June 30, 2018, which represented the $9.6 million redemption price paid above par associated with the 6 3⁄8% Notes and the write-off of $2.6 million of unamortized financing costs associated with the 6 3⁄8% Notes. Loss on early extinguishment of debt totaled $2.0 million for each of the three and six months ended June 30, 2017, which represented the write-off of unamortized financing costs as a result of the repayment of certain previously existing term loans.

Other Expense, Net

Other expense, net, was $0.3 and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, substantially representing revolving credit commitment fees.

Other expense, net, was $0.6 million for the six months ended June 30, 2018, substantially representing revolving credit commitment fees, and $0.7 million for the six months ended June 30, 2017, representing $0.6 million of revolving credit commitment fees and $0.1 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $41.9 million and $42.6 million for the three months ended June 30, 2018 and 2017, respectively, and $91.4 million and $88.5 million for the six months ended June 30, 2018 and 2017, respectively.

OIBDA

OIBDA grew 3.6% and 3.7% for the three and six months ended June 30, 2018, respectively, as the increase in revenues was offset in part by increases in service costs and, to a much lesser extent, management fee and selling, general and administrative expenses. Excluding the impact of the timing change to revenue recognition, OIBDA would have increased 3.4% and 3.3% for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2018, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $11.6 million of cash and $272.4 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to $92.9 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to generate or have available to us sufficient funds to meet our liquidity and capital requirements, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future, as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $167.5 million for the six months ended June 30, 2018, primarily due to OIBDA of $208.0 million, offset in part by interest expense of $30.5 million and, to a much lesser extent, the $11.6 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $7.0 million and in accounts payable to affiliates of $6.8 million, offset in part by a decrease in accounts receivable, net, of $2.0 million.

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

Net cash flows used in investing activities were $84.4 million for the six months ended June 30, 2018, substantially comprising $85.3 million of capital expenditures.

Net cash flows used in investing activities were $91.0 million for the six months ended June 30, 2017, substantially comprising $94.8 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $3.6 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2018	2017	Change
Customer premise equipment	$38,621	$41,446	$(2,825)
Enterprise networks	4,320	4,936	(616)
Scalable infrastructure	20,060	21,357	(1,297)
Line extensions	5,477	7,696	(2,219)
Upgrade / rebuild	10,311	13,647	(3,336)
Support capital	6,539	5,681	858

Total capital expenditures	$85,328	$94,763	$(9,435)

The decrease in capital expenditures largely reflects lower spending in: (i) upgrade and rebuild, primarily due to lower activity associated with the replacement of certain network assets; (ii) customer premise equipment, mainly due to a reduction of next-generation set-top purchases; and (iii) line extensions, principally due to a decline in residential new build locations.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $84.2 million for the six months ended June 30, 2018, substantially a result of the $300.0 million redemption of the 6 3⁄8% Notes, $9.6 million for the redemption price paid above par associated with the 6 3⁄8% Notes, $9.0 million of dividend payments on preferred member’s interest and $8.8 million of capital distributions to our parent, MCC, offset in part by $188.0 million of capital contributions from our parent, MCC, $50.5 million of net borrowings under our bank credit facility, and $4.7 million of other financing activities.

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

Capital Structure

As of June 30, 2018, our total indebtedness was $1.328 billion, of which approximately 60% was at fixed interest rates or had interest rate exchange agreements that fixed the corresponding variable portion of debt. During the six months ended June 30, 2018, we paid cash interest of $33.8 million, net of capitalized interest.

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

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of June 30, 2018, we maintained a $1.410 billion credit facility, comprising $1,034.6 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had $272.4 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $92.9 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.6 to 1.0 and an interest coverage ratio of 5.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of June 30, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of June 30, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.4%.

Senior Notes

As of June 30, 2018, we had $200 million of outstanding senior notes, all of which comprised our 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”). On April 2, 2018, we repaid the entire $300.0 million balance outstanding of our previously existing 6 3⁄8% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2018, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 3.2 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

Debt Ratings

MCC’s corporate credit ratings are currently Ba2 by Moody’s and BB by Standard and Poor’s (“S&P”), both with positive outlooks, and our senior unsecured ratings are currently B1 by Moody’s and B+ by S&P, both with positive outlooks.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2018.

Inflation and Changing Prices

Our costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to customers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for video services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2018.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2018.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 7, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 7, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer