Form 10-Q
period 2018-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2018-11-06
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrants have submitted, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

This Quarterly Report on Form 10-Q is for the nine months ended September 30, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

Statements included in our Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in our Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,303	$12,606
Accounts receivable, net of allowance for doubtful accounts of $3,603 and $3,364	42,205	71,994
Prepaid expenses and other current assets	27,845	22,881

Total current assets	82,353	107,481
Property, plant and equipment, net of accumulated depreciation of $1,725,601 and $1,663,609	842,383	825,348
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $5,514 and $4,788	15,799	11,001

Total assets	$2,313,388	$2,316,683

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$141,119	$147,739
Accounts payable—affiliates	19,735	22,154
Deferred revenue—current	22,967	41,382
Current portion of long—term debt	20,500	20,500

Total current liabilities	204,321	231,775
Long-term debt, net (less current portion)	1,226,097	1,537,080
Deferred revenue-non-current	8,254	—

Total liabilities	1,438,672	1,768,855
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
	.
MEMBER’S EQUITY
Capital contributions (distributions)	100,525	(98,268)
Retained earnings	624,191	496,096

Total member’s equity	724,716	397,828

Total liabilities, preferred members’ interest and member’s equity	$2,313,388	$2,316,683

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$276,394	$265,037	$820,827	$792,450
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	115,781	110,885	344,090	330,877
Selling, general and administrative expenses	51,768	50,256	148,578	146,394
Management fee expense	6,325	5,650	17,675	16,315
Depreciation and amortization	36,933	37,896	110,848	112,493

Operating income	65,587	60,350	199,636	186,371
Interest expense, net	(13,039)	(17,121)	(43,509)	(52,919)
(Loss) gain on derivatives, net	(1,526)	550	(875)	1,459
Loss on early extinguishment of debt (Note 6)	—	—	(12,216)	(1,966)
Other income (expense), net	371	(262)	(211)	(976)

Net income	$51,393	$43,517	$142,825	$131,969
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(13,500)	(13,500)

Net income applicable to member	$46,893	$39,017	$129,325	$118,469

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,825	$131,969
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	110,848	112,493
Gain on derivatives, net	875	(1,459)
Loss on early extinguishment of debt	2,651	1,966
Amortization of deferred financing costs	3,227	2,837
Debt extinguishment costs	9,565	—
Changes in assets and liabilities:
Accounts receivable, net	(3,059)	(1,480)
Prepaid expenses and other assets	3,744	(10,760)
Accounts payable, accrued expenses and other current liabilities	(7,483)	125
Accounts payable—affiliates	(2,419)	8,035
Deferred revenue—current	132	1,547
Deferred revenue—non-current	292	—
Other non-current liabilities	—	(43)

Net cash flows provided by operating activities	$261,198	$245,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(128,571)	$(141,254)
Change in accrued property, plant and equipment	2,582	2,019
Proceeds from sale of assets	898	424

Net cash flows used in investing activities	$(125,091)	$(138,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$427,125	$437,538
Repayment of bank debt	(443,375)	(593,538)
Redemption of senior notes	(300,000)	—
Dividend payments on preferred members’ interest (Note 7)	(13,500)	(13,500)
Capital contributions from parent (Note 8)	208,000	60,000
Capital distributions to parent (Note 8)	(9,300)	(5,750)
Debt extinguishment costs	(9,565)	—
Other financing activities	4,205	5,286

Net cash flows used in financing activities	$(136,410)	$(109,964)

Net change in cash	(303)	(3,545)
CASH, beginning of period	12,606	14,208

CASH, end of period	$12,303	$10,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$43,312	$45,804

Non-cash items:
Accounts receivable/deferred revenue—reclassification	$32,848	—
Prepaid expenses and other current assets—reclassification	$7,371	—
Deferred revenue—current/non-current—reclassification	$7,962	—
Accounts payable/deferred revenue current—reclassification	$6,507	—

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted January 1, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The new guidance has impacted the timing of the recognition of installation revenue as well as installation costs and commission expenses. Under the new guidance, these amounts have been recognized as revenue and expenses over a period of time instead of immediately, as was being done under prior practice. We adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective method of adoption, with cumulative-effect adjustments consisting of: a decrease of $32.8 million to accounts receivable, an increase to prepaid expenses and other current assets of $7.2 million, an increase in other assets of $7.3 million, a decrease of accounts payable, accrued expenses and other current liabilities of $6.5 million, a decrease to deferred revenue–current of $18.5 million, an increase to deferred revenue – non-current of $8.0 million and a decrease to total shareholders’ equity of $1.3 million. Previously reported amounts were not restated as a result of this adoption method. Operating results for the nine months ended September 30, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09. See Note 12.

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

While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to: the recognition of new ROU assets and lease liabilities on our balance sheet for office equipment, real estate, and other assets as determined; and to a much lesser extent, (i) the de-recognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset) that currently do not qualify for sale accounting; and (ii) the de-recognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete. We do not expect a significant change in our leasing activity between now and the time of adoption. We expect to elect many of the standard’s available practical expedients on adoption. Consequently, at adoption, we expect to:

•

Recognize additional operating liabilities with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

•

To a lesser extent, de-recognize existing debt obligations and existing fixed assets for sale-leaseback transactions that currently do not qualify for sale accounting (where applicable). Any gains or losses associated with this change in accounting will be recognized through opening retained earnings on adoption, and we will recognize new ROU assets and lease liabilities on our balance sheet for the associated leases.

•

Also, to a lesser extent, de-recognize existing build-to-suit assets and liabilities at the later of the beginning of the earliest comparative period presented in the financial statements and the date that the lessee is determined to be the accounting owner of the asset in accordance with current lease guidance (where applicable). Any difference should be recorded as an adjustment to equity at that date.

We continue to assess all of the potential impacts that the adoption of ASU 2016-02 will have on our consolidated financial statements, including the determination of the assets within the scope of the guidance, the implementation of new accounting systems and the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

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

In January 2018, the FASB issued ASU 2018-01 – Leases—Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Accounting Standards Codification No. 842 – Leases (“ASC 842”) all land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under current GAAP. Once an entity adopts ASC 842, it should be applied prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in ASC 842 to assess whether they meet the definition of a lease. The amendments in ASU 2018-01 affect the amendments in ASU 2016-02, which are not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. We continue to assess ASU 2018-01 in conjunction with our adoption of ASU 2016-02, as noted above, but we expect to elect the practical expedient afforded by ASU 2018-01.

In July 2018, the FASB issued ASU 2018-11- Leases (Topic 842) – Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides specific financial reporting relief to the previously-issued ASU 2016-02 (above) and related guidance. ASU 2018-11 provides transition relief on comparative reporting at adoption which affects all entities with lease contracts that choose the additional transition method. In addition, ASU 2018-11 provides relief related to the requirements for separating components of a contract and benefits only lessors whose lease contracts qualify for the practical expedient. We believe that both items of relief in ASU 2018-11 will apply to the Company and we expect to avail ourselves of these relief provisions. The amendments in ASU 2018-11 are effective for public business entities as of January 1, 2019. We expect that ASU 2018-11 will provide efficiencies with the Company’s transition efforts at adoption.

In August 2018, the FASB issued ASU 2018-15—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. We are still evaluating the impact of ASU 2018-15. The amendments in ASU 2018-15 are effective for us for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$1,280	$—	$1,280
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,154	$—	$2,154
Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

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

As of September 30, 2018, we recorded a current asset of $1.3 million and no current liability, long-term asset or long-term liability. As of December 31, 2017, we recorded a current asset of $2.2 million and no current liability, long-term asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $1.5 million and a net gain on derivatives $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and a net loss on derivatives of $0.9 million and a net gain on derivatives of $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Cable systems, equipment and customer devices	$2,439,890	$2,362,459
Vehicles	47,872	46,696
Buildings and leasehold improvements	38,187	37,810
Furniture, fixtures and office equipment	34,250	34,207
Land and land improvements	7,785	7,785

Property, plant and equipment, gross	$2,567,984	$2,488,957
Accumulated depreciation	(1,725,601)	(1,663,609)

Property, plant and equipment, net	$842,383	$825,348

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Accrued programming costs	$30,746	$28,840
Accounts payable - trade	26,588	39,415
Accrued taxes and fees	17,716	16,221
Accrued payroll and benefits	15,049	13,102
Accrued property, plant and equipment	9,357	6,775
Advance customer payments	8,332	13,817
Accrued service costs	8,172	6,171
Bank overdrafts (1)	7,225	3,020
Accrued administrative costs	5,665	4,355
Accrued interest	5,287	7,422
Accrued marketing costs	4,834	3,528
Accrued telecommunications costs	735	816
Other accrued expenses	1,413	4,257

Accounts payable, accrued expenses and other current liabilities	$141,119	$147,739

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Bank credit facility	$1,060,750	$1,077,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	—	300,000

Total debt	$1,260,750	$1,577,000
Less: current portion	20,500	20,500

Total long-term debt, gross (less current portion)	$1,240,250	$1,556,500
Less: deferred financing costs, net	14,153	19,420

Total long-term debt, net (less current portion)	$1,226,097	$1,537,080

2018 Financing Activity

On March 2, 2018, we called for the irrevocable redemption of the entire $300.0 million principal amount outstanding of our 6 3/8% senior notes due April 2023 (the “6 3/8% Notes”).

On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, had received such contributions from Mediacom LLC on the same date.

On April 2, 2018, we fully redeemed the 6 3/8% Notes at a redemption price of 103.188% for an aggregate redemption price of $309.6 million, which was funded with the $158.0 million cash contribution noted above, and $151.6 million of borrowings under our revolving credit commitments. As a result of the redemption of the 6 3/8% Notes, we recorded a loss on early extinguishment of debt of $12.2 million for the nine months ended September 30, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs.

Bank Credit Facility

As of September 30, 2018, we maintained a $1.405 billion credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$237.5 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$792.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of September 30, 2018, we had approximately $334.0 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $31.3 million of outstanding loans and $9.7 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2018, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for each of the three and nine months ended, September 30, 2018 and 2017. As of September 30, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which were scheduled to expire during December 2018.

As of September 30, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of September 30, 2018, we had $200 million of outstanding senior notes, all of which comprised our 5 1/2% senior notes due April 2021 (the “5 1/2% Notes”).

Our senior notes are unsecured obligations, and the indenture governing the 5 1/2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2018, we were in compliance with all covenants under the indenture. As of the same date, the indenture allowed for the full or partial repayment of any of our senior notes at any time prior to maturity, subject to certain prices and conditions specified in the indenture.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
5 1⁄2% senior notes due 2021	$201,750	$203,750
6 3⁄8% senior notes due 2023	—	312,000

Total senior notes	$201,750	$515,750

Bank credit facility	$1,061,740	$1,078,995

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended September 30, 2018 and 2017, and $13.5 million in cash dividends on the PMI during each of the nine months ended September 30, 2018 and 2017.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions to parent and capital distributions from parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $208.0 million and $60.0 million during the nine months ended September 30, 2018 and 2017, respectively. We made capital distributions to parent in cash of $9.3 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. See Note 6.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $6.3 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, and $17.7 million and $16.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of September 30, 2018.

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

Nature of Services

Our primary revenue stream is subscription-based and consists of video service, high-speed data service and phone service. These services have base-level offerings and can be upgraded to premium level services. Residential customers can cancel their services at any time with no penalty. Small-to-medium business customers and large enterprise-class customers (collectively, “business customers”) are generally subject to fixed-term contracts with penalties imposed for early cancellation. We recognize revenue as services are provided on a monthly basis in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Billing for all services (regardless of customer type) typically occurs in advance of services being delivered and paid by customers on a monthly basis.

We also generate revenue from installation services and customer premise equipment rental associated with our subscription-based services. After installation occurs, equipment is rented to the customer over the service period to allow the customer to use the various subscription services noted above. Fees for installation services are viewed as advance payments for future services and are recognized over the period of benefit which is estimated to be the life of the customer relationship (approximately three years for residential customers and 1-10 years for all other customers). Customer premise equipment rentals are not separate performance obligations as they are considered to be highly interdependent on the underlying video, high-speed data and/or telephone service. Revenue for equipment rental is recognized when control of the underlying services is transferred to our customers over time.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.4 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively, and $16.2 million and $16.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We believe that non-refundable upfront installation fees charged to customers result in a material right to renew the contract. As such, these upfront fees are not required to be paid upon subsequent renewals. These fees are deferred and recognized over the period of benefit which is estimated to be the life of the customer relationship (approximately three years for residential customers and 1-10 years for all other customers). Estimation of the deferral period requires consideration of both quantitative and qualitative factors.

Our revenues by type of service are as follows (dollars in thousands):

Type of service	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Video	$104,679	$320,163
Data	102,834	300,358
Phone	15,540	45,960
Business	41,951	123,786
Advertising	11,390	30,560

Total revenues	$276,394	$820,827

Virtually all of our revenue streams, including subscription services and equipment rental, are recognized over time. We recognize revenue at a point in time for services such as pay-per-view, video on demand, advertising and miscellaneous fees.

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

The amount of revenue recognized during the three and nine months ended September 30, 2018 that was included in the opening contract liability balance was $1.8 million and $20.6 million, respectively.

The difference in the opening and closing balances of our receivables and contract liability primarily result from the timing difference between our performance and the customer’s payment.

There was no impairment of receivables during the nine months ended September 30, 2018.

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

As of September 30, 2018, the balance recognized from the costs incurred to obtain or fulfill a contract with a customer was $14.6 million of which approximately $7.1 million was short-term (recorded in prepaid and other current assets) and $7.5 million was long-term (recorded in other assets, net).

We amortize the contract assets recognized from the costs to obtain or fulfill a contract with a customer on a systematic basis, consistent with the pattern of transfer to which the services relate. For residential customers, there is no stated contract term but, in practice, is treated as a day-to-day contract that renews over time. For these residential contracts, the contract period including renewals is estimated to be our average churn rate or turnover rate, which is approximately three years. For business customers, the amortization period is the initial contract term which ranges from 1 – 10 years. The amount of amortization that we recognized in service costs for installation activities for the three and nine months ended September 30, 2018 was $0.4 million and $1.4 million, respectively. The amount of amortization that we recognized in selling, general and administrative expenses for sales commissions for the three and nine months ended September 30, 2018 was $1.6 million and $5.0 million, respectively.

Supplemental Disclosures of Cash Flow Information

Our customers are typically billed in advance for the services we provide on a monthly basis. Historically, we have recorded such amounts in both accounts receivable and deferred revenue at the time of billing. With our adoption of the new revenue recognition guidance as of January 1, 2018, we record billed amounts when we have established an unconditional right to receive payment from our customers for services to be delivered or delivered to date under the customer’s contract. Since we adopted this new guidance using the modified retrospective method, and for more information about accounts receivable, deferred revenue and other affected accounts, please refer to the non-cash items noted in the Supplemental Disclosures of Cash Flow Information section in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2018. Previously reported amounts were not restated as a result of this adoption method.

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

On December 21, 2017, March 15, 2018 and September 25, 2018, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $1.4 million.

These transactions substantially completed the tower asset sale pursuant to the terms and conditions of the APA.

14. SUBSEQUENT EVENTS

On October 10, 2018, Hurricane Michael made landfall in the Panhandle region of Florida. Hurricane Michael caused property damage to our cable plant, as well as to our customers’ homes and businesses, in Georgia. We are currently assessing the full impact of this storm. We have not yet determined the impact to our financial position, operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2018 and 2017, and with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of September 30, 2018, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 793,000 video customers, 1,260,000 HSD customers and 609,000 phone customers, aggregating 2.7 million primary service units (“PSUs”).

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of September 30, 2018, we served approximately 437,000 video customers, 694,000 HSD customers and 336,000 phone customers, aggregating 1.5 million PSUs. As of the same date, we served 756,000 residential and business customer relationships.

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours, and a variety of over-the-top (“OTT”) video services. Over the past several years, we have experienced meaningful video customer losses, largely to DBS competitors, and we expect video customer losses to continue. OTT video services have increasingly represented additional competition for our video service, and several OTT services have recently been introduced that offer video programming similar to our video service. We have placed a greater emphasis on higher quality residential customer relationships, and have generally eliminated or reduced tactical discounts for video customers that do not purchase multiple services. To enhance the appeal of our video service, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We recently introduced a lower-cost IP set-top that offers the TiVo guide and integrated OTT video services, but without the required equipment for DVR service. In 2018, we introduced a voice-controlled remote, which allows our customers to use voice commands to change channels, search for shows and discover content through recommendations. We believe our video strategy has enabled us to reduce the rate of video customer losses and regain market share of new video connects. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

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

We sell advertising and production services to local, regional and national customers under our OnMedia brand. These revenues are determined, in part, by the number of video customers served and are impacted by overall advertising competition in our markets, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. Competition has, and likely will, continue to elevate as new formats of advertising are introduced into our markets. In recent years, we have generally experienced lower advertising revenues due to digital marketing taking a greater share of advertising spend in our markets and an overall reduction of our video customer base. These secular declines have been periodically offset by increased levels of political advertising during national elections and other significant political events.

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

2018 Developments

2018 Financing Activity

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of our 6 3/8% senior notes due April 2023 (the “6 3/8% Notes”). On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date. On April 2, 2018, such cash contributions, along with $151.6 million of borrowings under our revolving credit commitments, were used to fund the redemption of the 6 3/8% Notes.

See “Liquidity and Capital Resources — Capital Structure — 2018 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

Tower Asset Sale

On March 15, 2018, we contributed certain tower assets to our parent, MCC, which, in turn, sold such tower assets to CTI.

On September 25, 2018, we contributed certain tower assets to our parent, MCC, which, in turn, sold such tower assets to CTI.

See Note 13 in our Notes to Consolidated Financial Statements.

Revenues

Changes in Accounting Standards

As of January 1, 2018, we have adopted certain accounting standards and related guidance (collectively, “revenue recognition”) that affects both the timing of revenue recognition (the “timing change”) and the allocation of revenues among video, HSD and phone within our multi-product offerings, in which we offer product bundles at discount (the “allocation change”). We adopted this accounting standard using a modified retrospective transition, and accordingly, the impact was reflected in our financial results only for the three and nine months ended September 30, 2018 and reported results for prior periods were not restated. The adoption of the new standard did not have a material impact on our results of operations for this period.

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

Actual Results of Operations

Three and Nine Months ended September 30, 2018 Compared to Three and Nine Months ended September 30, 2017

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$276,394	$265,037	4.3%	$820,827	$792,450	3.6%
Costs and expenses:
Service costs	115,781	110,885	4.4%	344,090	330,877	4.0%
Selling, general and administrative expenses	51,768	50,256	3.0%	148,578	146,394	1.5%
Management fee expense	6,325	5,650	11.9%	17,675	16,315	8.3%
Depreciation and amortization	36,933	37,896	(2.5%)	110,848	112,493	(1.5%)

Operating income	65,587	60,350	8.7%	199,636	186,371	7.1%
Interest expense, net	(13,039)	(17,121)	(23.8%)	(43,509)	(52,919)	(17.8%)
(Loss) gain on derviatives, net	(1,526)	550	NM	(875)	1,459	NM
Loss on early extinguishment of debt (Note 6)	—	—	NM	(12,216)	(1,966)	NM
Other income (expense), net	371	(262)	NM	(211)	(976)	NM

Net income	$51,393	$43,517	18.1%	$142,825	$131,969	8.2%

OIBDA	$102,520	$98,246	4.4%	$310,484	$298,864	3.9%

The table below represents a reconciliation of operating income to OIBDA (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Operating income	$65,587	$60,350	8.7%	$199,636	$186,371	7.1%
Depreciation and amortization	36,933	37,896	(2.5%)	110,848	112,493	(1.5%)

OIBDA	$102,520	$98,246	4.4%	$310,484	$298,864	3.9%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Video	$104,679	$109,793	(4.7%)	$320,163	$332,619	(3.7%)
HSD	102,834	92,012	11.8%	300,358	272,790	10.1%
Phone	15,540	15,050	3.3%	45,960	44,364	3.6%
Business services	41,951	38,476	9.0%	123,786	113,124	9.4%
Advertising	11,390	9,706	17.4%	30,560	29,553	3.4%

Total revenues	$276,394	$265,037	4.3%	$820,827	$792,450	3.6%

Average total monthly revenue per customer relationship (1)	$121.79	$117.17	3.9%	$120.72	$116.78	3.4%

	September 30,
	2018	2017	% Change
Video customers	437,000	455,000	(4.0%)
HSD customers	694,000	659,000	5.3%
Phone customers	336,000	300,000	12.0%

Primary service units (PSUs)	1,467,000	1,414,000	3.7%
Customer relationships	756,000	754,000	0.3%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 4.3% and 3.6% for the three and nine months ended September 30, 2018, respectively, primarily due to greater HSD and, to a lesser extent, business services, phone and, for the three months ended September 30, 2018, advertising revenues, offset in part by lower video revenues. Revenues were unfavorably impacted and substantially unaffected for the three and nine months ended September 30, 2018, respectively, by the timing change to revenue recognition as noted in “Revenues – Changes in Accounting Standards,” and, excluding the impact of such change, revenues would have increased 4.5% and 3.6% for the three and nine months ended September 30, 2018.

We lost 1,000 and gained 1,000 customer relationships during the three and nine months ended September 30, 2018, respectively, compared to no net change in customer relationships for the three and nine months ended September 30, 2017, respectively. Average total monthly revenue per customer relationship was $121.97 and $120.72 for the three and nine months ended September 30, 2018, respectively, representing increases of 3.9% and 3.4% over the respective prior year periods.

Video

Video revenues declined 4.7% and 3.7% for the three and nine months ended September 30, 2018, respectively, mainly due to the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards,” and, to a lesser extent, smaller residential video customer bases compared to the prior year periods, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees, and more customers taking our advanced video services. Excluding the impact of the timing and allocation changes, video revenues would have decreased 1.6% and 1.4% for the three and nine months ended September 30, 2018, respectively. We lost 10,000 and 18,000 video customers during the three and nine months ended September 30, 2018, respectively, compared to losses of 4,000 and 8,000 video customers during the respective prior year periods. As of September 30, 2018, we served 437,000 video customers, or 28.8% of estimated homes passed, and 42.4% of our residential video customers took our DVR service, which represents the largest component of advanced video services revenues.

HSD

HSD revenues grew 11.8% and 10.1% for the three and nine months ended September 30, 2018, respectively, mainly as a result of more customers paying higher rates for faster speed tiers, larger residential HSD customer bases compared to the prior year periods, and the timing and allocation changes to revenue recognition. Excluding the impact of the timing and allocation changes, HSD revenues would have grown 9.6% and 7.9% for the three and nine months ended September 30, 2018, respectively. We gained 4,000 and 26,000 HSD customers during the three and nine months ended September 30, 2018, respectively, compared to increases of 4,000 and 16,000 HSD customers during the respective prior year periods. As of September 30, 2018, we served 694,000 HSD customers, or 45.8% of estimated homes passed and 72.6% of our residential HSD customers took our wireless home gateway service.

Phone

Phone revenues increased 3.3% and 3.6% for the three and nine months ended September 30, 2018, respectively, primarily due to the timing and allocation changes to revenue recognition and larger residential phone customer bases compared to the prior year periods, offset in part by greater levels of discounting within the bundled packaging of our services. Excluding the impact of the timing and allocation changes, phone revenues would have decreased 2.9% and increased 0.5% for the three and nine months ended September 30, 2018, respectively. We gained 4,000 and 24,000 phone customers during the three and nine months ended September 30, 2018, respectively, compared to increases of 12,000 and 36,000 phone customers during the respective prior year periods. As of September 30, 2018, we served 336,000 phone customers, or 22.2% of estimated homes passed.

Business Services

Business services revenues grew 9.0% and 9.4% for the three and nine months ended September 30, 2018, respectively, principally due to larger SMB customer bases compared to the prior year periods and, to a much lesser extent for the nine months ended September 30, 2018, the timing change to revenue recognition. Excluding the impact of the timing change, business services revenues would have grown 8.8% and 9.2% for the three and nine months ended September 30, 2018, respectively.

Advertising

Advertising revenues rose 17.4% and 3.4% for the three and nine months ended September 30, 2018, respectively, principally due to greater political advertising revenue, and for the nine months ended September 30, 2018, offset in part by declines in local automotive advertising and smaller video customer bases compared to the prior year periods.

Costs and Expenses

Service Costs

Service costs grew 4.4% and 4.0% for the three and nine months ended September 30, 2018, respectively, principally due to greater video programming and, to a lesser extent, field operating and employee costs. Programming costs were 4.4% and 4.6% higher for the three and nine months ended September 30, 2018, mainly due to contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by smaller video customer bases compared to the prior year periods. Field operating costs increased 6.3% and 4.3% for the three and nine months ended September 30, 2018, respectively, largely as a result of greater costs associated with equipment maintenance contracts, fiber leases and vehicle fuel. Employee costs were 5.5% and 3.8% higher for the three and nine months ended September 30, 2018, respectively, primarily due to greater field operations employee staffing and compensation levels. Service costs as a percentage of revenues were 41.9% and 41.8% for the three months ended September 30, 2018 and 2017, respectively, and 41.9% and 41.8% for the nine months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.0% and 1.5% for the three and nine months ended September 30, 2018, respectively, primarily due to greater marketing, office, billing and, for the three months ended September 30, 2018, employee expenses. Marketing expenses grew 6.9% and 4.3% for the three and nine months ended September 30, 2018, respectively, largely due to greater spending on digital and television advertising and on marketing our business services, offset in part by lower spending on radio and print advertising. Office expense rose 11.9% and 7.8% for the three and nine months ended September 30, 2018, respectively, mainly due to higher rent and equipment maintenance and repair expense. Billing expenses grew 6.9% and 6.1% for the three and nine months ended September 30, 2018, respectively, principally due to greater fees associated with customers’ bank and credit card payments. Employee expenses increased 5.1% for the three months ended September 30, 2018, mainly due to greater marketing and administrative employee staffing and compensation levels, offset by lower customer service employee staffing and compensation levels. Selling, general and administrative expenses as a percentage of revenues were 18.7% and 19.0% for the three months ended September 30, 2018 and 2017, respectively, and 18.1% and 18.5% for the nine months ended September 30, 2018 and 2017, respectively.

Management Fee Expense

Management fee expense grew 11.9% and 8.3% for the three and nine months ended September 30, 2018, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.3% and 2.1% for the three months ended September 30, 2018 and 2017, and 2.2% and 2.1% for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization was 2.5% and 1.5% lower for the three and nine months ended September 30, 2018, respectively, mainly due to older investments and network assets becoming fully depreciated, offset in part by depreciation of investments in customer premise equipment, HSD bandwidth expansion and business customer support equipment software.

Operating Income

Operating income grew 8.7% and 7.1% for the three and nine months ended September 30, 2018, respectively, primarily due to the increase in revenues and, to a much lesser extent, lower depreciation and amortization, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses and management fees.

Interest Expense, Net

Interest expense, net, fell 23.8% and 17.8% for the three and nine months ended September 30, 2018, respectively, due to lower average cost of debt and lower average outstanding indebtedness.

(Loss) Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net loss on derivatives of $1.5 million and a net gain on derivatives of $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and a net loss on derivatives of $0.9 million and a net gain on derivatives of $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for each of the three months ended September 30, 2018 and 2017. Loss on early extinguishment of debt totaled $12.2 million for the nine months ended September 30, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs associated with the 6 3⁄8% Notes. Loss on early extinguishment of debt totaled $2.0 million for the nine months ended September 30, 2017, which represented the write-off of unamortized financing costs associated with certain previously existing term loans that were repaid during the period.

Other Income (Expense), Net

Other income, net was $0.4 million for the three months ended September 30, 2018, substantially due to a reversal of accruals associated with tower retirements, offset in part by $0.3 million of revolving credit commitment fees. Other expense, net was $0.3 million for the three months ended September 30, 2017, representing $0.2 million of revolving credit commitment fees and $0.1 million of other fees.

Other expense, net, was $0.2 million for the nine months ended September 30, 2018, representing $1.0 million of revolving credit commitment fees, mostly offset by a reversal of accruals associated with tower retirements, and $1.0 million for the nine months ended September 30, 2017, representing $0.7 million of revolving credit commitment fees and $0.3 million of other fees.

See “2018 Developments – Tower Asset Sale.”

Net Income

As a result of the factors described above, we recognized net income of $51.4 million and $43.5 million for the three months ended September 30, 2018 and 2017, respectively, and $142.8 million and $132.0 million for the nine months ended September 30, 2018 and 2017, respectively.

OIBDA

OIBDA grew 4.4% and 3.9% for the three and nine months ended September 30, 2018, respectively, as the increase in revenues was offset in part by increases in service costs and, to a much lesser extent, selling, general and administrative expenses and management fees. Excluding the impact of the timing change to revenue recognition, OIBDA would have increased 4.8% and 3.8% for the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of September 30, 2018, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $12.3 million of cash and approximately $334.0 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to $31.3 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through existing cash, internally generated cash flows from operating activities, cash available to us under our revolving credit commitments and our ability to obtain future financing. If we are unable to generate or have available to us sufficient funds to meet our liquidity and capital requirements, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to access these markets in the future, as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $261.2 million for the nine months ended September 30, 2018, primarily due to OIBDA of $310.5 million, offset in part by interest expense of $43.5 million and, to a much lesser extent, the $8.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $7.5 million, an increase in accounts receivable, net, of $3.1 million, and a decrease accounts payable to affiliates of $2.4 million, offset in part by a decrease in prepaid expenses and other assets of $3.7 million.

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

Net cash flows used in investing activities were $125.1 million for the nine months ended September 30, 2018, substantially comprising $128.6 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.6 million.

Net cash flows used in investing activities were $138.8 million for the nine months ended September 30, 2017, substantially comprising $141.3 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.0 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Customer premise equipment	$61,602	$63,042	$(1,440)
Enterprise networks	6,342	7,976	(1,634)
Scalable infrastructure	24,429	27,363	(2,934)
Line extensions	9,046	11,616	(2,570)
Upgrade / rebuild	15,292	20,079	(4,787)
Support capital	11,860	11,178	682

Total capital expenditures	$128,571	$141,254	$(12,683)

The decrease in capital expenditures largely reflects lower spending in: (i) upgrade and rebuild, primarily due to lower activity associated with the replacement of certain network assets; (ii) scalable infrastructure, mainly due to lower spending on HSD bandwidth expansion; and (iii) line extensions, principally due to a decline in residential new build locations.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $136.4 million for the nine months ended September 30, 2018, substantially as a result of the $300.0 million redemption of the 6 3/8% Notes, $16.5 million of net repayments under our bank credit facility, $13.5 million of dividend payments on preferred member’s interest, $9.6 million for the redemption price paid above par associated with the 6 3/8% Notes and $9.3 million of capital distributions to our parent, MCC, offset in part by $208.0 million of capital contributions from our parent, MCC, and $4.2 million of other financing activities.

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

Capital Structure

As of September 30, 2018, our total indebtedness was $1.261 billion, of which approximately 63% was at fixed interest rates or had interest rate exchange agreements that fixed the corresponding variable portion of debt. During the nine months ended September 30, 2018, we paid cash interest of $43.3 million, net of capitalized interest.

2018 Financing Activity

On March 2, 2018, we called for the redemption of the entire $300.0 million principal amount outstanding of the 6 3/8% Notes. On March 30, 2018, we received $158.0 million of cash contributions from our parent, MCC, which, in turn, received such contributions from Mediacom LLC on the same date. On April 2, 2018, such cash contributions, along with $151.6 million of borrowings under our revolving credit commitments, were used to fund the redemption of the 6 3/8% Notes.

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of September 30, 2018, we maintained a $1.405 billion credit facility, comprising $1,029.5 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had $334.0 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $31.3 million of outstanding loans and $9.7 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.5 to 1.0 and an interest coverage ratio of 5.7 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of September 30, 2018, we had interest rate swaps that fixed the variable portion of $600 million of borrowings at a rate of 1.5%, all of which are scheduled to expire during December 2018.

As of September 30, 2018, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.6%.

Senior Notes

As of September 30, 2018, we had $200 million of outstanding senior notes, all of which comprised our 5 1⁄2%senior notes due April 2021 (the “5 1⁄2% Notes”). On April 2, 2018, we repaid the entire $300.0 million balance outstanding of our previously existing 6 3⁄8% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2018, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 3.1 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2018, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2018.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2018.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 6, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 6, 2018	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer