Form 10-K
period 2018-12-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2019-03-08
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2018

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

Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

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

MEDIACOM BROADBAND LLC

2018 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

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

•	lower demand for our services from existing and potential residential and business customers that may result from increased competition, weakened economic conditions or other factors;

•	continued increases in video programming costs and our ability to fully offset the effects of these higher costs;

•	an acceleration in bandwidth consumption by high-speed data customers greater than current expectations, that could require unplanned capital expenditures;

•	our ability to continue to grow our business services customer base and associated revenues;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations and make necessary capital investments;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	our ability to comply with all covenants in our indenture and credit facility, the failure to comply with some of which could result in an acceleration of our indebtedness;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses or increase the level of competition we face; and

•	other risks and uncertainties discussed in this Annual Report for the year ended December 31, 2018 and other reports or documents that we file from time to time with the SEC.

Statements included in this Annual Report are based upon information known to us as of the date hereof, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“Mediacom” or “MCC”). MCC is the fifth largest cable operator in the U.S., serving almost 1.4 million residential and business customers, primarily in smaller markets in the Midwest and Southeast. MCC offers a wide array of information, communications and entertainment services to households and businesses, including video, high-speed data (“HSD”), phone, and home security and automation. Through Mediacom Business, MCC provides scalable broadband communications solutions to commercial and public sector customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of December 31, 2018, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 776,000 video customers, 1,264,000 HSD customers and 614,000 phone customers, aggregating 2,654,000 primary service units (“PSUs”).

MCC is a privately-owned company. An entity wholly-owned by Rocco B. Commisso and related parties is the sole shareholder of MCC, a C corporation. Mr. Commisso is MCC’s founder, Chairman and Chief Executive Officer. MCC manages us pursuant to management agreements with our operating subsidiaries. See Note 9 in our Notes to Consolidated Financial Statements.

Mediacom Broadband LLC

We are a holding company and do not have any operations or hold any assets other than our investments in our operating subsidiaries. As of December 31, 2018, our cable systems passed an estimated 1.5 million homes and served approximately 428,000 video customers, 699,000 HSD customers and 339,000 phone customers, aggregating 1,466,000 PSUs. As of the same date, our cable systems had 753,000 residential and business customer relationships.

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

See “Liquidity and Capital Resources — Capital Structure — 2018 Financing Activity.”

Tower Asset Sale

On November 15, 2017, MCC entered into an asset purchase agreement (the “APA”) to sell substantially all of our and Mediacom LLC’s tower assets (the “tower assets”) to CTI Towers (“CTI”), subject to closing conditions and requirements per the APA. CTI leases space on towers to wireless carriers and such tower assets were non-strategic to MCC’s cable operations. On December 21, 2017, March 15, 2018 and September 25, 2018, we and Mediacom LLC contributed certain tower assets to MCC which were sold to CTI. These transactions substantially completed the tower asset sale pursuant to the terms and conditions of the APA. MCC received equity in CTI, representing a minority position, in exchange for the tower assets.

See Note 13 in our Notes to Consolidated Financial Statements.

Description of Our Business

The following table provides an overview of selected operating data for our cable systems as of December 31:

	2018	2017	2016	2015	2014	2013
Estimated homes passed (1)	1,516,000	1,510,000	1,504,000	1,496,000	1,499,000	1,495,000
Video
Video customers (2)	428,000	455,000	463,000	480,000	500,000	528,000
Video penetration (3)	28.2%	30.1%	30.8%	32.1%	33.4%	35.3%
High Speed Data
HSD customers (4)	699,000	668,000	643,000	605,000	564,000	534,000
HSD penetration (5)	46.1%	44.2%	42.8%	40.4%	37.6%	35.7%
Phone
Phone customers (6)	339,000	312,000	264,000	239,000	218,000	207,000
Phone penetration (7)	22.4%	20.7%	17.6%	16.0%	14.5%	13.8%
Primary Service Units (PSUs)
PSUs (8)	1,466,000	1,435,000	1,370,000	1,324,000	1,282,000	1,269,000
PSU penetration (9)	96.7%	95.0%	91.1%	88.5%	85.5%	84.9%
Customer Relationships
Customer relationships (10)	753,000	755,000	754,000	732,000	710,000	710,000

(1)

Represents the estimated number of single residence homes, apartments and condominium units that we can connect to our network without further extending the transmission lines, based on best available information.

(2)

Represents customers receiving video service. Small- to medium-sized business video customers that are billed on a bulk basis are converted into equivalent video customers by dividing their associated revenues by the applicable full-price residential video rate. Video customers include connections to schools, libraries, local government offices and employee households that may not be charged for basic or expanded video service, but may be charged for higher tier video, HSD, phone or other services. Our methodology of calculating the number of video customers may not be identical to those used by other companies offering similar services.

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

Services

We offer video, HSD and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on television and digital platforms, and offer home security and automation services to residential customers.

Our customers are typically billed on a monthly basis, with subscription rates, installation fees and other one-time charges that vary depending on the services, equipment and features taken. We generally offer discounted packages for new customers, and for those who take multiple services. Our bundled packages are intended to meet the disparate demands of our customer base with discounts provided as an additional incentive. Residential customers are generally not subject to minimum-term contracts, while substantially all of our business services customers are under contracts that typically have 3 to 5 year terms.

Our Service Areas

Approximately 78% of our homes passed are in between the 65th and 130th television markets in the United States, or designated market areas (“DMAs”). Our largest markets are:

•	Des Moines and Cedar Rapids, Iowa;

•	The Quad Cities area in Illinois and Iowa, comprising Bettendorf, Davenport, East Moline, Moline and Rock Island;

•	Springfield, Jefferson City and Columbia, Missouri; and

•	Columbus, Albany and Valdosta, Georgia.

Residential Services

We market our residential services individually and in bundled packages, with discounts generally available for the subscription to bundled packages or other combinations of services. As of December 31, 2018, approximately 58% of our residential customers took a bundle of two or more of our services.

Video

We offer residential video customers a variety of service levels, ranging from a limited basic tier to a full service tier with access to hundreds of channels. Video customers may also take premium networks that provide commercial-free original programming, movies, live and taped sporting events and concerts, and other special events. Residential video customers are charged a monthly fee that varies depending on the level of service and equipment taken, with additional revenues generated from one-time installation expenses, video-on-demand (“VOD”) fees and other ancillary purchases. Most of our video programming is available in a high-definition (“HD”) format for no additional charge. We also enable video customers to watch certain programming on personal devices connected to the Internet, whether in or outside their home, and manage their content through our mobile apps and online portal.

Our video service requires the use of a digital set-top box (“set-top”), which provides an interactive on-screen program guide and access to our VOD library. For an additional monthly fee, our digital video recorder (“DVR”) service allows customers to record and store content to view at their convenience, along with the ability to pause and rewind live programming. Approximately 40% of our video customers take our Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with integrated access and search functionality to several over-the-top (“OTT”) video services, including Netflix, Hulu, and YouTube. We also offer a lower-cost, IP set-top that provides customers with the same high-quality video experience without the ability to record and store content. In 2018, we introduced a voice-controlled remote which allows customers to quickly search for content, tune to channels and control their DVR.

HSD

We offer high-speed Internet services with a minimum downstream speed of up to 60 megabits per second (“Mbps”) and a maximum downstream speed of up to 1 gigabit per second (“Gbps”). Our residential HSD customers are charged a monthly fee that varies depending on the speeds and usage allowance associated with their level of HSD service and equipment taken. Our residential HSD service requires a modem, which most of our customers lease from us for a monthly fee and typically includes a built-in wireless, or Wi-Fi, gateway. Our WiFi360 service provides additional wireless access points that improve wireless signal quality through the home. We have also deployed community Wi-Fi access points in high-traffic commercial and public areas in certain of our markets, providing our HSD customers with connectivity outside of their home.

Phone

Our residential phone service includes unlimited nationwide calling and certain features such as Caller ID, call waiting, call forwarding, and three-way calling. Residential phone customers are charged a monthly fee, with voicemail services, directory assistance, international calling plans and other services available for an additional charge. Residential phone service requires equipment that is included in the modem leased by customers who also purchase HSD service. Due to our low delivery costs for phone service and given the high degree of wireless substitution for wireline phone service, we typically bundle our phone service on a discounted basis with our HSD and/or video services.

Business Services

Mediacom Business is our commercial division providing innovative data, voice and video solutions to commercial- and public-sector customers of all sizes. We provide SMB customers with HSD, phone, and video services similar to those offered to our residential customers. For medium- and large-sized businesses and institutions, we furnish custom fiber solutions with transmission speeds up to 10 Gbps, cloud-based managed voice solutions, and IP-enabled trunk-based voice services along with private point-to-point, multi-point wide area, and local area network solutions. Mediacom Business also provides direct and wholesale high-capacity fiber transport and dedicated Internet access up to 100 Gbps to national and regional carriers to support wireless backhaul, Ethernet and regional transport. Fixed wireless and small-cell solutions are offered as well. We continue to extend our network to new commercial buildings to grow our business services revenues.

Advertising

We sell targeted, data-driven television and digital advertising solutions and production services to local, regional and national customers under our OnMedia brand. Television advertising is linear video inserted on local commercial time allocated by cable networks, generally two minutes per hour. OnMedia’s sales team markets these availabilities to local businesses directly and to national and regional businesses directly and through agency relationships. OnMedia represents other multichannel video programming distributors (“MVPDs”) in the same DMA as a single-source buying contact in certain markets, and conversely, is represented by other MVPDs in some markets. Digital advertising offers include pre-roll, mid-roll, and post-roll ads for online videos, display ad placement, and search engine optimization and marketing. Digital advertising represents the fastest-growing product of OnMedia, reflective of the broader advertising industry budget shift to digital.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including outbound telemarketing, direct mail, in-bound customer care centers, retail locations, field technician sales, and our e-commerce site. Customers are directed to our in-bound call centers or website through various forms of advertising, including television advertising on our own cable systems. Mediacom Business has a dedicated sales force and outbound telemarketing, and we have several relationships with third-party agents who sell our services. We market our flagship bundles under the “Xtream” brand, which typically includes video with multi-room DVR service, HSD with minimum speeds of up to 100 Mbps and wireless gateway, and phone service. We believe the simplified pricing and value proposition of our Xtream bundles has positively influenced the market’s perception of our products and services, and has driven higher levels of sales activity.

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

Our customer care group has multiple contact centers with dedicated customer service, sales, and technical support representatives available at all times, and our virtual contact center allows us to manage resources efficiently and effectively function as a single, unified call center. Our website and mobile applications allow customers to manage their billing account, utilize self-help tools and schedule appointments. Our Total Care Text Messaging platform allows us to communicate with our customers through text messaging, informing them about outage notifications, billing status and payment confirmation, Wi-Fi password management, appointment scheduling and data usage information. Molli, a digital assistant that interacts with our customers through text messages, website usage and social media, provides initial support for our customers and manages connections to live customer representatives, allowing our customers access to a full support experience without the use of a phone call.

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

The last-mile connectivity is delivered through our hybrid fiber and coaxial (“HFC”) network, transporting content via laser-fed fiber-optic cable by regional networks and headends to local nodes, and by coaxial cable from these nodes to our customers. We have installed back-up power supplies that are intended to allow our services to continue to be available in the event of a commercial power outage. For certain business customers that have high-capacity requirements, we extend fiber-optic cable from the node site directly to the customer’s premise.

HSD customers continue to rapidly increase the amounts of bandwidth they consume, largely driven by increased usage of OTT video, and we expect their bandwidth usage to grow. To provide additional network capacity to facilitate meaningful bandwidth consumption increases, we have deployed multiple tools to recapture bandwidth and optimize our network, including the conversion of substantially all of our video delivery network to “all-digital” technology, freeing up spectrum that was previously used to deliver analog video signals that require more capacity. We have also transitioned substantially all of our HSD delivery to DOCSIS 3.1, allowing us to use our bandwidth in a more efficient manner. These bandwidth reclamation and optimization efforts and capital investments have enabled progressive increases in the speeds of our HSD service packages, culminating in the current availability of 1 Gbps downstream speeds to substantially all of our markets.

Our future plans revolve around the cable industry’s recently announced development of a 10 gigabit network, which has been named 10G. The 10G platform will enable symmetrical residential internet speeds of up to 10 Gbps and will be a substantial enhancement of our existing DOCSIS platform, greatly improving latency, reliability and security. In the future, we expect to make the necessary investments in our network to begin testing 10G, which would position us to meet the future anticipated needs of a fully connected community.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe our local involvement strengthens the awareness and favorable perception of our brand. We support local charities and community causes in our markets with scholarships, events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. As of December 31, 2018, we provided free video service to over 1,600 schools and free HSD service to nearly 200 schools, and also provided free video service to over 1,600 government buildings, libraries and not-for-profit hospitals, of which over 170 also receive free HSD service.

Franchises

As of December 31, 2018, we served 478 communities under non-exclusive franchises granted to us by local or state governmental authorities. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the “Cable Act”). Many of the local franchises impose a fee not exceeding 5% of the gross revenues of specified video services, which we typically pass through directly to the customer.

We believe that we have satisfactory relationships with our franchising communities, and have never had a franchise revoked, or had a community refuse to consent to a franchise transfer to us. For more information around our franchises, see “Legislation and Regulation – State and Local Regulation – Franchise Matters.”

Sources of Supply

Programming

Our video programming is generally obtained pursuant to fixed-term contracts, typically based on a monthly fee per video customer, subject to contractual escalations. Most of our contracts are entered into directly, but we also secure certain content through a cooperative if more favorable pricing or terms are available. We also have various retransmission consent agreements that permit us to retransmit the signals of local broadcast television stations. Local broadcast stations must elect, on a three-year cycle, either “must-carry” rights or “retransmission consent,” which is generally conditioned upon our payment of cash fees and/or our carriage of one or more of their affiliated stations or programming networks.

Programming expenses have historically been our largest single expense item and, on a per-video customer basis, have continually increased at a higher rate than our ability to offset such increases with rate increases to our customers, particularly due to sports programming and retransmission consent. The primary reason behind our programming cost increases is significant media industry consolidation, which has resulted in many popular cable networks being owned by a relatively small number of large media conglomerates and in independent broadcast groups that own, control or represent a significant number of local broadcast stations across the country and, in some cases, multiple stations in the same market.

Many of these large media conglomerates and independent broadcast groups require us to purchase their content in bundles and dictate how we offer them to our customers, which has materially diminished our ability to selectively negotiate for the carriage or tier placement of individual networks or broadcast stations, and to lower our programming costs. We have been unable to fully offset these programming cost increases over the past several years through customer rate increases and do not expect this dynamic to change in the foreseeable future. Our inability to fully recover programming cost increases is expected to continue to adversely impact our video service margins and related cash flows.

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

Set-Tops, Programming Guides, Cable Modems and Network Equipment

We purchase set-tops from a limited number of suppliers and lease these devices to customers on a monthly basis. We provide our customers with set-top program guides. We mainly purchase cable modems and routers, switches and other network equipment.

Competition

We face competition for residential and business customers from a wide range of communication, entertainment and information services. We have historically faced, and continue to face, intense competition from existing providers. Rapid technological advances and changes in consumer behavior and demands have led to an increasing number of companies that offer new products and services that compete with all of our residential products. Our business services generally compete with existing providers who may have a stronger foothold and customer penetration in our markets, and we continue to face a number of challengers for advertising sales.

Many of our current and potential future competitors have strong brand name recognition, a nationwide platform and significant financial resources, which may allow them to react to technological developments or changes in consumer behavior quicker than us. Recent consolidation has resulted in competitors becoming larger and offering additional services. AT&T’s acquisition of DirecTV in 2015 enhanced their ability to offer bundled wireline and wireless services, and facilitated their recent launch of “DirecTV Now,” a vMVPD that competes with our video service. AT&T’s acquisition of Time Warner Inc. in 2018 will allow them to integrate a variety of video content on to their distribution platforms, and they have announced plans to launch a new SVOD service that includes films and television shows from the HBO, Turner and WarnerMedia properties.

Video

Direct Broadcast Satellite (“DBS”) Providers

We face our most significant competition for video customers from DBS providers, principally DirecTV, which is owned by AT&T, and DISH Network, which offer satellite-delivered video packages similar to ours, including certain features we may not provide including ad-skipping functionality and exclusive content such as DirecTV’s agreement with the National Football League. DBS providers also have certain other advantages over us, including a national brand and marketing platform, and the ability to avoid certain franchise fees, property taxes and other expenses that we typically incur. We believe aggressive promotional pricing and advanced customer equipment offered by these DBS providers have contributed to our historical video customer losses. Additionally, DirecTV and Dish have both launched virtual multichannel video provider services, allowing them to further compete with our video services.

Phone Companies

Certain phone companies have built fiber-based networks that allow them to offer a video service that is substantially similar to ours. As of December 31, 2018, approximately 5% of our homes passed faced wireline video competition from AT&T U-Verse based on internal estimates. The video service offered by phone companies is typically bundled with Internet, phone and, in some cases, wireless services. In markets where phone companies do not offer wireline video service, they have typically bundled their Internet and/or phone services with a DBS video service.

Other Overbuilders

We compete with other operators which we refer to as “overbuilders,” that offer video service to markets representing approximately 24% (excluding the phone companies noted above) of our homes passed. The level of competition provided by overbuilders varies, depending on the quality of their network and services offered, but they generally market bundled packages similar to ours. Some overbuilders, including municipally-owned entities, may be granted franchises on more favorable terms than ours, which may include exemptions from certain operating cost and/or regulatory requirements, to which we are subject. We believe there has been limited expansion of overbuilders in our markets in the past several years.

OTT Video

Our video service faces increasing competition from an increasing variety of OTT video providers that include:

-

Subscription-based VOD services (“SVOD”) that offer a variety of pre-recorded content including traditional television shows, movies and original content, typically for a monthly fee. These competitors, including Netflix, Hulu and Amazon Prime Video, typically offer their SVOD services at prices significantly lower than our video service. Certain SVOD services, including iTunes and Amazon Prime Video, offer movies and other content on a pay-per-view basis. Significant and increasing resources have been, and we expect will continue to be, devoted to SVOD services for the creation or purchase of exclusive, high-quality original content. Certain of these SVOD competitors have grown significantly over the past several years. As of December 31, 2018, it was reported that Netflix had over 58 million subscribers in the United States, Amazon had over 100 million Prime subscribers globally (all which have access to Amazon Prime Video) and Hulu had over 25 million total subscribers;

-

Virtual multichannel video providers (“vMVPDs”) that offer a streaming service with linear programming packages, including national cable networks, local broadcast stations and regional sports networks, generally offered with fewer channels and at lower prices than our video service. Such competitors include DISH’s SlingTV, DirecTV Now, YouTube TV, Playstation Vue, and Hulu Live. As of December 31, 2018, it was reported that DirecTV Now had over 1.5 million subscribers and Sling TV had over 2.4 million subscribers;

-

Direct-to-Consumer (“DTC”) services from existing content providers, including ESPN Plus, HBO Now, CBS All Access, Showtime Anytime and Starz, offer traditional cable, premium and broadcast network content. These competitors serve certain content that has typically resided in our own video offerings, in addition to certain amounts of new and exclusive content; and

-

Free Online Video Services that use an advertising-supported model to offer free video content to customers. These services contain original and/or user-generated content, along with content that we currently purchase for a fee. These competitors include YouTube, Facebook, Twitter and Twitch.

OTT services have become increasingly accessible as technological advances have facilitated the ability of consumers to watch such video products on their television and a variety of devices, and we have integrated many such services into our set-top to facilitate their usage. Additionally, because OTT video is very popular with younger demographics, there may be an increasing substitution of traditional video if newly formed households were more likely to choose one or several OTT video services as their only video provider. Our HSD customers who rely on OTT service for their only video service are likely to choose a higher tier of service, given their greater requirements for speed and data consumption.

Other

We also face competition for our video service from over-the-air broadcast television, of which the extent of such competition for our video service is dependent on the quality and quantity of broadcast signals available through an “off-air” antenna.

HSD

Phone Companies

Our HSD service faces its most significant competition from local phone companies, including CenturyLink, AT&T and Windstream, that generally offer digital subscriber line (“DSL”) based Internet services, which is limited by technical constraints to maximum speeds considerably slower than ours. These phone companies generally market their service at a lower price than our HSD service, but in certain markets where they have upgraded portions of their network to allow for faster speeds, their higher-speed tiers are typically available at similar or higher prices than ours.

Some phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) system that allows for Internet speeds comparable to our minimum speed of up to 60 Mbps, or fiber-to-the-home (“FTTH”) systems, which capable of providing Internet speeds as fast as our highest speeds. AT&T and CenturyLink have upgraded their networks to FTTN delivery systems in several of our markets, and AT&T has committed to deploying FTTH service to 12.5 million nation-wide locations within four years of their 2016 acquisition of DirecTV. We do not compete with FTTH services in a meaningful number of our markets. We generally believe our markets have been a lower priority for these phone companies, given the higher costs associated with building out such fiber networks in lower density markets such as ours, as compared to larger metropolitan markets. However, we may face greater competition for HSD customers if these companies were to continue, or accelerate, the deployment of fiber in markets which we compete.

Wireless Providers

We also face competition from wireless providers such as AT&T, Verizon Wireless, T-Mobile, Sprint and US Cellular that offer third and fourth generation, or “3G” and “4G,” wireless Internet service. While certain households or individuals may fully substitute their wireline Internet service for a wireless one, we do not believe that wireless Internet service offers a full replacement to our HSD service given higher data usage costs, slower speeds and lower reliability. Some of these drawbacks have been mitigated with the introduction of unlimited bandwidth consumption packages, but we believe our HSD offerings are compellingly priced and more widely available throughout our markets. However, the level of competition provided by wireless Internet services may increase in the future with the deployment of fifth generation, or “5G” technology. Verizon Wireless has launched 5G services in four select cities and has committed to reaching 30 million households by 2023. AT&T has launched 5G services in twelve select locations and plans to launch in an additional seven cities by the end of 2019. Given the lower density of our overall service areas, we do not believe 5G will have a near-term impact on our business.

Other

Our HSD service also faces limited competition from other providers, including most of the overbuilders that compete with our video service, and certain municipalities and commercial entities that have built fiber networks and offer Internet service that competes with ours. Some local governments in our footprint may consider or pursue the subsidized build out of additional fiber and/or Wi-Fi networks. Our HSD service also faces competition from certain commercial venues, such as retail shopping areas, restaurants and airports that offer Wi-Fi Internet service, sometimes free of charge. If any of these providers were to significantly expand services in our markets, we would face additional competitive pressures.

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

Business Services

We mainly compete for SMB customers with local phone companies, many of which have had a historical advantage of incumbency and monopoly for phone and internet services. However, in recent years, we have aggressively marketed our business services and expanded our high-capacity network into additional commercial areas, which has led to significant customer and revenue increases associated with business services, which we expect to continue as the market for true broadband services grows.

Our wireless backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers. However, many of these same competitors lease network access and bandwidth from Mediacom Business on a wholesale basis given our network availability in rural and underserved areas.

Advertising

We compete for the sale of advertising against a wide variety of traditional media outlets, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, and magazines. Increasingly, non-traditional competitors in the digital media market are competing for the advertising budget shared with the traditional media outlets. This is a function of the industry trend to digital-inclusive multi-media ad campaigns. Competition will likely continue to increase as digital and other new formats for advertising seek to attract the same advertisers.

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

Employees

As of December 31, 2018, we had 2,325 employees. None of our employees are organized under, or covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable systems and, to varying degrees, the services we offer. Significant legal requirements imposed on us because of our status as a cable operator, or by virtue of the services we offer, are described below. Changes in these legal requirements, whether through legislation, administrative action or judicial decisions can impact our business.

While some legal requirements affect our business overall, many of our operations are regulated to a varying degree under different provisions of federal law, principally Title I (information services), Title II (telecommunications services) and Title VI (cable services) of the Communications Act of 1934, as amended (“Communications Act”).

In September 2018, Truth-In-Billing, Remedies, and User Empowerment over Fees (“TRUE Fees”) Act of 2018 was introduced and would require cable, Internet and phone providers to include all charges (to the extent uniform across the United States) in advertised prices, restrict increases in service fees and equipment costs to consumers under contract to amounts equal to “objectively quantifiable increase in the cost to the provider” by reference to some external index, permit the consumer to cancel its service contract without any early termination fee or other penalty. Equipment rates could not be increased unless equipment hardware or software is upgraded to substantially increase functionality. Providers could not require binding arbitration for dispute resolution.

Privacy and Data Security

How we collect, use, disclose and retain personally identifiable information and other sensitive information about our customers and what we do in the event of a data security breach is governed by federal and state laws. Efforts to regulate privacy at the federal level continue, including Congressional hearings and introduced legislation. Many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers when certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In 2018, California, a state where we operate, enacted the California Consumer Privacy Act which, when it takes effect, impacts a wide-range of personal data of California residents, restricts the collection, use and disclosure of that data, gives consumers the right, with certain exceptions, to have their personal information deleted by a business, imposes data security requirements on business that collect the data and provides consumers a private right of action with the ability to recover statutory damages.

In addition to these general requirements, the Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual customers and requires cable operators to take actions to prevent unauthorized access to such information. The statute also requires that the cable operator periodically provide all customers with written information about its policies, including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations.

In January 2019, the US General Accounting Office issued a study on Internet privacy and concluded that comprehensive Internet privacy legislation that establishes specific standards and includes traditional notice-and-comment rulemaking and broader Federal Trade Commission (“FTC”) civil penalty authority could enhance the federal government’s ability to protect consumer privacy.

The Federal Communications Commission’s (“FCC”) 2017 decision reclassifying broadband Internet access service as an “information service,” (see “HSD Service, Federal Regulation and Network Neutrality”) restored the FTC’s ability, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

In addition to any privacy laws that may apply to our provision of VoIP services, we must comply with additional privacy provisions contained in the FCC’s Customer Proprietary Network Information (“CPNI”) regulations related to certain telephone customer records. In addition to employee training programs and other operating and disciplinary procedures, the CPNI rules require establishment of customer authentication and password protections, limit the means that we may use for such authentication, and provide customer approval prior to certain types of uses or disclosures of CPNI.

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

Broadband Infrastructure Support

Universal Service Fund

In recent years, the FCC has adopted a series of reforms to the Universal Service Fund (“USF”) support mechanism to help to make broadband available to areas that do not have or would not have broadband service. In addition, the FCC has expanded the types of services that must contribute to the USF. VoIP providers must contribute to the USF, and it is possible that in the future the FCC subject Internet access services, including our HSD Service to Universal Service funding requirements.

Any increased costs resulting from having to contribute to USF, however, would increase our cost of service to consumers and that could adversely affect our business. We cannot predict how these various changes either may add costs or burdens to our existing VoIP and broadband services or how they may potentially benefit those who provide competing services.

Other Potential Governmental Support

In 2018, President Trump signed an executive order designed to make it easier for companies to install high-speed broadband networks in rural areas. He has further introduced a plan suggesting that funding for broadband deployment may also be part of a trillion dollar plus infrastructure package that his administration may propose. In addition, numerous pieces of legislation have been introduced in Congress, and the FCC has undertaken, to facilitate and/or fund more rapid and widespread high-speed broadband deployment. In 2018, the FCC committed $1.98 billion over ten years ($198 million annually) to support the deployment and provision of voice and fixed broadband services in unserved high-cost areas. In February 2019, the Secretaries of Agriculture and Commerce issued the American Broadband Initiative Milestones Report as required by the Agricultural Improvement Act of 2018 to President Trump. The report makes specific recommendations to accelerate the deployment and adoption of high-speed broadband connectivity. In the report, the United States Department of Agriculture announced that it is preparing to deploy a new congressional appropriation of $600 million of an innovative broadband pilot program to spur further private investment with priority given to improving broadband infrastructure in underserved rural areas. We cannot predict the impact of these efforts and actions could have on our business, but to the extent that it permits competitors to build out into our service areas that could adversely affect our business.

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

The Communications Act and FCC regulations include content and non-content rules that impact our cable operations. These include, for example, rules (i) pursuant to which cable systems may retransmit over the air broadcast stations, as detailed more below; (ii) network nonduplication and syndicated exclusivity rules that allow broadcasters, under some circumstances, to require a cable system to block subscriber access to certain programming; (iii) political programming requirements, that impose obligations on cable operators to maintain records regarding advertising on the cable system by candidates and with respect to certain controversial issues of public importance, and, during weeks leading up to elections, offer political candidates the lowest unit charge paid by a commercial advertiser for the same class of advertising; (iv) customer service standards, that regulate certain aspects of our interactions with our subscribers (e.g., telephone availability and officer hours), (v) commercial limits during children’s programming; (vi) emergency alert system requirements to ensure delivery to our subscribers of certain emergency information; (vii) multiple dwelling unit (“MDU”) inside wiring and exclusive contract restrictions (see, Multiple Dwelling Unit Buildings, below); (viii) equal employment opportunity requirements; (ix) obligation to allow subscribers to use compatible retail navigation devices and related security issues (e.g., CableCards) (x) accessibility, both in terms of video description and closed captioning; (xi) requirements for cable systems to make available public, educational and governmental (“PEG”) channels, as well as leased access channels (which leased access rules are under review by the FCC in an pending rulemaking) and (xii) pole attachment rate rules (see, Pole Attachment Regulation, below).

Broadcast Signal Carriage

Must Carry and Retransmission Consent

FCC regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry the primary signal of their stations, subject to certain exceptions, commonly called must-carry, or to negotiate the terms by which the cable operator may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect through December 31, 2020. Through January 1, 2020, Congress bars broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

Federal law prohibits stations not under common ownership from engaging in joint negotiations with multichannel video programming distributors (“MVPDs”) and restricts broadcasters from generally limiting carriage of stations that are significantly viewed or otherwise entitled to carriage. In 2015, the FCC initiated a rulemaking, which still remains pending, to review the “totality of the circumstances” test applied, in part, to determine whether parties have attempted to negotiate retransmission consent in good faith and whether certain other actions should evidence bad faith. We cannot predict whether the FCC will modify its rules or the impact of any such modifications. If the FCC fails to modify its rules, such action could be seen as an endorsement of current broadcaster negotiating tactics that often introduce challenges to the negotiation of retransmission consent agreements, especially in light of the increasing consolidation of broadcast station ownership.

There have long existed a variety of restrictions on media ownership to ensure advancement of diverse viewpoints, localism and competition. Congress, however, requires the FCC to review its media ownership rules periodically to ensure the continued need for them. In recent years, the FCC has modified or repealed several of its ownership restrictions, which has allowed for greater consolidation among broadcast stations. In July 2018, the D.C. Circuit Court of Appeals rejected a challenge to the FCC’s reinstatement of the UHF Discount, which allows broadcasters to count their UHF stations at half their reach, pending the outcome of the FCC’s 2017 rulemaking to review the national audience reach cap and the UHF discount. This rulemaking, along with the FCC’s 2018 quadrennial review of other media ownership rules, remain pending. The outcomes of these proceedings could pave the way for greater broadcast station ownership consolidation, which could increase the leverage of such group owners when negotiating retransmission consent agreements.

We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them. Retransmission consent agreements representing substantially all of our video customers receiving local broadcast stations will expire and require renegotiation prior to January 1, 2022.

Broadcast ATSC 3.0 (Next Gen TV) Transmission Standard

In 2017, the FCC authorized a new television broadcast transmission standard (referred to as ATSC 3.0 or Next Gen TV) that would, among other things, increase the amount of data that could be broadcast in a signal allowing transmission in higher definition formats such as 4K or UltraHD, add additional multicast channels and/or convert the transmission of exiting multicast channels to high definition. The Next Gen TV transmission standard would also allow reception of the broadcast signal on certain mobile devices, such as smart phones, that have a built-in ATSC 3.0 receiver. Stations considering transitioning to ATSC 3.0 are in most cases required to partner with another station to facilitate simulcasting of the station’s signal in ATSC 1.0 and 3.0 formats (one station would transmit the signals of both in ATSC 1.0 format while the other would do the same but in ATSC 3.0 format). While the simulcast signals must be available to most areas of the stations’ DMA, it might not be available to all locations in the DMA. The FCC is developing rules to permit waivers pursuant to which stations could convert to ATSC 3.0 transmission without offering a simulcast. To the extent a Next Gen TV station’s signal may not reach areas of the DMA served by our systems or a station licensee were to obtain a waiver from the simulcast requirements, this could impact our ability to offer subscribers all of the programming we currently offer. In addition, while the FCC will consider requests for ATSC 3.0 market trials and product development, it is not yet accepting applications for Next Gen TV licenses; other than a small number of reported market trials. Therefore, we do not know how quickly broadcasters will either begin transitioning or converting to the new standard or how long a transition period would continue and when stations we retransmit would convert to transmitting in the ATSC 3.0 format and we cannot predict the impact any of this would have on our operations.

Multiple Dwelling Units

The FCC’s cable inside wiring rules provide a specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC regulations also prohibits exclusive service contracts for services to multiple dwelling units or other residential developments, however, bulk rate agreements and exclusive marketing agreements, while the permissibility of which is under review by the FCC, currently remain permissible. In 2017, the FCC issued a Notice of Inquiry to facilitate greater consumer choice and enhance broadband deployment in multiple tenant environments that could impact the provision of service to commercial customers in those environments. Our potential loss of such rights and the inability to secure such express rights in the future may adversely affect our business to customers residing in multiple dwelling unit buildings and certain other residential developments.

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

As part of periodic Congressionally mandated reports, the Copyright Office has repeatedly recommended phasing out the distant signal compulsory license. We cannot predict whether Congress will eliminate the cable compulsory license, or what scheme would replace it, if any; however, any loss of the current compulsory license could increase our costs.

Pole Attachment Regulation

The Cable Act requires certain public utilities, including all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduits and rights-of-way at just and reasonable rates. This right of access is beneficial to us. Federal law also requires the

FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC established a rate formula that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators, for which, in almost all circumstances, the cable and telecommunications rates now approximate each other.

State and Local Regulation

Franchise Matters

Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. We have non-exclusive franchises granted by municipal, state or other local government entities for virtually every community where we operate that authorize us to construct, operate and maintain our cable systems. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises can vary materially from jurisdiction to jurisdiction. Each franchise granted by a municipal or local governmental entity generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

Although franchising matters were traditionally regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states where we operate, including Illinois, Iowa, Missouri and Wisconsin, make state-issued franchises available, which typically contain less restrictive provisions than those issued by municipal or other local government entities. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

HSD Service

Federal Regulation and Network Neutrality

In 2017, the FCC issued a Declaratory Ruling reversing its 2015 action that had classified the provision of broadband Internet access service as a regulated telecommunications service under Title II of the Communications Act (so-called “net neutrality” rules) and restoring its classification as a Title I information service. As an information service, broadband Internet access services are not subject to the utility-style regulations under Title II. Broadband access service providers are required to comply with the FCC’s refined transparency rule, including disclosures of network management practices (for example, blocking, throttling and traffic prioritization), performance and commercial terms of service, and the Federal Trade Commission will again have enforcement jurisdiction over certain business practices. A suit by at least twenty-two state Attorneys General seeks to overturn the FCC’s action. Some members of Congress have also undertaken efforts to reinstate net neutrality requirements. We cannot predict the outcome or what the impact of such litigation, legislation or executive orders may be.

We provide HSD services to business customers. In 2017, the FCC adopted a Report and Order that found the market for packet-based services to businesses at speeds exceeding 45 Mbps as widespread therefore negating the need for any price regulation.

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

State and Local Regulation and Competition

Our HSD service provided over our cable systems generally have not been subject to regulation by state or local jurisdictions. Five states have enacted state laws through legislation or executive orders in some fashion governing net neutrality, including California where we have systems. More than thirty states considered similar legislation during 2018 and we do not know whether other states may undertake similar legislative efforts to enact statutes to regulate the provision of broadband service, primarily with respect to so-called net neutrality issues, and several governors have signed executive orders to the same effect. We cannot predict the outcome or what the impact of such legislation or executive orders may be.

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

Federal Regulatory Obligations

The FCC has applied some traditional landline telephone provider regulations to VoIP services. In addition to certain USF obligations as discussed in Broadband Infrastructure Support – Universal Service Fund, above, the FCC also has extended other regulations and reporting requirements to VoIP providers, including E-911, CPNI, local number portability, disability access, Form 477 (subscriber information) reporting obligations, international service revenue reporting and outage reporting.

State and Local Regulation

Although our entities that provide VoIP phone service services are certificated as competitive local exchange carriers in most of the states where they operate, they generally provide few, if any, services in that capacity. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. The FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations.

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

We face significant competition for video service from DBS providers, OTT video providers, phone companies and other overbuilders. Many of the OTT video competitors have strong brand name recognition, a nationwide platform and significant financial resources. Phone companies that offer video service substantially similar to our own represent approximately 5% of our homes passed, and other overbuilders (excluding phone companies) offer such a video service to about 24% of our homes passed.

Our HSD service faces its most meaningful competition from phone companies, wireless providers and other providers of internet access, including other overbuilders, municipalities and certain commercial entities that have built, or are considering building, fiber and/or Wi-Fi networks. The phone companies we compete with, including CenturyLink, AT&T and Windstream, primarily offer DSL Internet service that is typically limited to speeds considerably slower than ours. These phone companies have upgraded limited portions of their networks to FTTN or FTTH delivery systems that allow for speeds comparable to our HSD service.

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

Video programming expenses have historically been, and we expect will continue to be, our largest single expense item and, on a per-video customer basis, has increased at a substantially higher pace than the inflation rate or increase in U.S. wages. The higher rates is primarily caused by national and regional sports and other popular cable networks and retransmission consent fees imposed by local broadcast stations.

We believe these expenses will continue to grow at a significant rate because of the demands of the small number of large media conglomerates and independent television broadcast groups that own, control or otherwise represent a significant number of local broadcast stations across the country and, in some cases, own or control multiple stations in the same market. Consolidation among these independent broadcast station groups continues at a significant pace, and as a result, they have become much larger based on the number of stations that they own in our markets. This strengthened position allows them to negotiate for even higher retransmission consent fees. Additionally, many of these large media conglomerates and independent broadcast groups require us to purchase their content in bundles and dictate how we offer them to our customers, which has materially diminished our ability to selectively negotiate for the carriage or tier placement of individual networks or broadcast stations and to lower our programming costs.

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

Our ability to gain new customers depends, in part, on growth in occupied housing in our service areas, which is influenced by both local and national economic conditions. If the number of occupied homes in our service areas were to decline or not grow at all, our ability to attract and retain new video customers may be negatively impacted, and could adversely impact our business, financial condition and results of operations.

An acceleration in bandwidth consumption by HSD customers greater than current expectations could require unplanned network investments and meaningfully increase our capital expenditures.

The level of bandwidth consumption by our HSD customers has grown at sizeable rates for the past several years as usage of many Internet-based services, particularly OTT video, has rapidly increased. If bandwidth consumption were to grow at accelerated rates compared to recent experiences, we may need to meaningfully increase our capital expenditures to expand the bandwidth capacity of our systems beyond current expectations to ensure the quality of service provided to our HSD customers. Our ability to develop, implement and refine business models that respond to changing consumer bandwidth usage and demands efficiently could be restricted by regulatory and legislative efforts to impose so-called “net neutrality” requirements on Internet providers. See “Business — Legislation and Regulation — HSD Service — Federal Regulation and Network Neutrality.”

We face risks as we attempt to continue to grow our business services customer base and associated revenues.

Business services customers, and associated revenues, have made increasing contributions to our results of operations in the last several years, and we may encounter challenges as we attempt to further expand the delivery of HSD and phone to small- and medium-sized businesses, and data networking and fiber connectivity to medium- and large-sized businesses and wireless carriers’ cellular towers. We expect to continue to commit significant investments on technology, equipment and personnel focused on our business services, including the extension of our network to numerous locations that contain multiple potential business customers. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business service customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of SMB and enterprise customers, or we fail to properly scale and support these activities, our business, financial condition and results of operations may be adversely affected.

If we are unable to keep pace with rapid technological developments and respond effectively to changes in consumer behavior and demand, our business, financial condition and results of operations may be adversely affected.

We operate in a rapidly changing environment and our success depends, in part, on our ability to maintain or improve our competitive position by acquiring, developing, adopting and exploiting new and existing technologies to add introduce new products and services, or enhance existing ones. Continued development of newer technologies and services and rapidly evolving consumer preferences will likely continue to drive expansion of the products and services offered by our existing competitors and increase the number of competitors that we face. Next-generation technology has allowed for linear OTT video services that can serve as a full replacement for our video service is allowing for wireless Internet providers to offer a service based on “5G” technology that may adequately serve as a replacement for our HSD service. If our competitors were to introduce new or products and services that we do not currently offer, or enhanced versions of existing products and services that consumers find more compelling than ours, we may be required to deploy greater levels of marketing expenditures and capital investments to maintain our competitive position. We may also recognize lower revenues if such new products and services require us to offer certain of our existing services at a lower or no cost to our customers. Such changes could cause our business, financial condition and results of operation may be adversely affected.

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

One of our significant third-party suppliers is Windstream Holdings Inc. or its affiliates (“Windstream”). Key components we use in important segments of our network include fiber and conduit that we use under leases, “indefeasible right of use” and other arrangements we currently have or originally entered into with Windstream, including certain fiber and conduit that Windstream transferred to, and then leased back from Uniti Group Inc. (“Uniti”) in 2015. As a result of recent adverse rulings in litigation arising out of its transaction with Uniti, Windstream recently filed a petition for reorganization under Chapter 11 of the US Bankruptcy Code in the Southern District of New York (Case No. 19-22312). It is possible that our right to continue to use such fiber and conduit, or our costs for such usage, could be negatively impacted as a result of the Chapter 11 proceeding or the challenges to the transaction between Windstream and Uniti, in which case our business, results of operations and financial condition could be adversely affected unless we were able to secure replacements or work arounds on a timely basis and at comparable costs.

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

As of December 31, 2018, our total debt was $1.224 billion. Given our substantial debt, we are highly leveraged and will continue to be so. Our debt obligations require us to use a meaningful portion of our cash flows from operations to pay interest and principal payments on such debt, resulting in less cash available to finance our operations, capital expenditures and other activities.

Our significant amount of debt and associated debt service requirements could have adverse consequences, such as:

•	limiting our ability to obtain future financing to refinance our existing indebtedness on terms acceptable to us or at all;

•

exposing us to greater interest expense as a result of having to refinance existing debt on less favorable terms than we currently experience, or due to higher market interest rates as 84% of our debt is exposed to variable rates;

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

As of December 31, 2018, the principal financial covenants of the credit agreement required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. The credit agreement also contains various other covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, restricted payments and certain transactions with affiliates. See Note 6 in our Notes to Consolidated Financial Statements.

As of December 31, 2018, the principal financial covenant of the indenture governing our senior notes (the “indenture”) was a limitation on the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. The indenture also contain various other covenants, though they are generally less restrictive than those found in our credit facility. See Note 6 in our Notes to Consolidated Financial Statements.

The breach of any of the covenants under the credit agreement or indenture could cause a default, which may result in the associated indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. The membership interests of our operating subsidiaries are pledged as collateral under our credit facility. A default under our credit agreement could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. MCC’s corporate credit ratings currently are Ba1 by Moody’s, with a stable outlook, and BB by Standard and Poor’s (“S&P”), with a positive outlook. Our senior unsecured ratings currently are Ba2 by Moody’s, with a stable outlook, and B+ by S&P, with a positive outlook. There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2018, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion on our consolidated balance sheets. These intangible assets represented approximately 59% of our total assets.

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

A reclassification of our HSD service as a telecommunications service under Title II of the Communications Act could significantly impact how we provide and charge for our HSD service and operate our network by imposing requirements and limitations on us. See “Business — Legislation and Regulation — HSD Service — Federal Regulation and Network Neutrality.”

Government financing of broadband providers in our service areas could adversely impact our business.

In 2018, the FCC committed $1.98 billion over ten years ($198 million annually) to support the deployment and provision of voice and fixed broadband services in unserved high-cost areas which could be used to build or upgrade systems owned by those who compete with us. In 2019, the USDA announced plans to deploy an additional $600 million appropriation to spur additional private investment in improving broadband infrastructure in underserved rural areas. Major government infrastructure spending packages and/or other pieces of legislation currently under consideration in Congress or others that may be introduced may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore may put us at a competitive disadvantage. Moreover, if the FCC chooses to broaden the imposition of USF fees on services we provide, the cost of our services could increase and harm our ability to compete. See “Business — Legislation and Regulation — General —Broadband Infrastructure Support — Universal Service Fund,” “Business — Legislation and Regulation — General — Governmental Broadband Infrastructure Support – Governmental Support” and “Business — Legislation and Regulation — Voice-over-Internet-Protocol Phone Service — Federal Regulatory Obligations.”

Adoption of an ATSC 3.0 transmission standard by stations whose broadcast signals we retransmit may increase our costs or cause loss of our ability to receive some signals.

In the event of a simulcast, a change in transmission location could impair our ability or increase our cost to obtain a station’s broadcast signal. If there is no ATSC 1.0 simulcast, unless we are permitted to downconvert a signal from ATSC 3.0 to ATSC 1.0, we will either lose the affiliated network content or we would have to modify the configuration and possibly some components of our system to permit retransmissions in ATSC 3.0 format, which could increase our costs and require additional capital investment. See “Business – Legislation and Regulation – Must Carry and Retransmission Consent.”

Loss of our ability to provide bulk rate services to multiple dwelling unit buildings could decrease the number of such units purchasing our services.

Any loss of the ability to provide services on a bulk rate basis to multiple dwelling unit buildings could result in a decrease in the number of such customers and the total amount of replacement revenue from full-rate individually billed customers may not offset such loss as it is unlikely that all residents of such units would take our services on an individual basis. See “Business — Legislation and Regulation —Multiple Dwelling Units.”

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

Our cable systems are operated under non-exclusive franchises. We believe that, as of December 31, 2018, various other entities are currently offering video service, through wireline distribution networks, to about 29% of our estimated homes passed. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted, and other states may adopt, legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Cable System Operations and Video Services — State and Local Regulation — Franchise Matters.”

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

Increased consolidation of broadcast television station ownership may increase leverage of those owners when negotiating retransmission consent rates and to impose additional carriage obligations on us.

If the FCC permits through changes in regulations or by approving case-by-case acquisitions of additional broadcast television stations by existing group owners, such owners could control an increasing number of broadcast television stations in DMAs in which our systems operate. This could give them increased leverage to extract higher retransmission consent fees and other consideration, including carriage of additional non-broadcast television programming, all of which could increase our costs that could adversely affect our business.

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

In the table below, we provide selected historical consolidated statement of operations data, cash flow data and other data for the years ended December 31, 2014 through 2018 and balance sheet data and operating data as of December 31, 2014 through 2018, which are derived from our consolidated financial statements (except other data and operating data). Dollars are in thousands, except operating data. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$1,100,676	$1,059,086	$1,033,239	$982,362	$948,447
Costs and expenses:
Service costs	456,527	439,990	419,406	401,751	381,014
Selling, general and administrative expenses	197,594	194,629	193,669	182,144	180,084
Management fee expense	24,000	21,665	20,800	19,000	17,650
Depreciation and amortization	152,695	172,333	147,114	144,220	153,478

Operating income	269,860	230,469	252,250	235,247	216,221
Interest expense, net	(57,147)	(70,089)	(78,725)	(94,668)	(100,436)
(Loss) gain on derivatives, net	(2,154)	2,828	1,203	9,173	23,226
Loss on early extinguishment of debt	(12,216)	(2,623)	(1,156)	(4,382)	(300)
Other expense, net	(657)	(1,329)	(1,686)	(1,377)	(1,262)

Net income	$197,686	$159,256	$171,886	$143,993	$137,449

Balance Sheets Data (end of period):
Total assets	$2,331,732	$2,316,683	$2,293,721	$2,257,033	$2,259,413
Total debt	$1,211,057	$1,557,580	$1,613,650	$1,809,518	$1,957,000
Total member’s equity (deficit)	$773,909	$397,828	$317,492	$95,461	$(30,683)

Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$368,704	$325,262	$336,034	$297,236	$280,292
Investing activities	$(173,713)	$(179,180)	$(183,289)	$(148,289)	$(137,571)
Financing activities	$(177,633)	$(147,684)	$(148,979)	$(147,957)	$(144,506)

Other Data:
Adjusted OIBDA (1)	$423,373	$402,802	$399,364	$379,467	$369,699
Adjusted OIBDA margin (2)	38.5%	38.0%	38.7%	38.6%	39.0%

Operating Data (end of period):
Estimated homes passed (3)	1,516,000	1,510,000	1,504,000	1,496,000	1,499,000
Video customers (4)	428,000	455,000	463,000	480,000	500,000
HSD customers (5)	699,000	668,000	643,000	605,000	564,000
Phone customers (6)	339,000	312,000	264,000	239,000	218,000
Primary service units (7)	1,466,000	1,435,000	1,370,000	1,324,000	1,282,000
Customer relationships (8)	753,000	755,000	754,000	732,000	710,000

(1)

“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and deferred compensation. Adjusted OIBDA has inherent limitations as discussed below.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze value and compare the companies in the cable industry. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business and it excludes deferred compensation. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies as well as different deferred compensation programs.

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

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating income	$269,860	$230,469	$252,250	$235,247	$216,221
Depreciation and amortization	152,695	172,333	147,114	144,220	153,478
Deferred compensation	818	—	—	—	—

Adjusted OIBDA	$423,373	$402,802	$399,364	$379,467	$369,699

(2)	Represents Adjusted OIBDA as a percentage of revenues. See Note 1 above.
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

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of, and for the years ended, December 31, 2018, 2017 and 2016.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, or video customers. As of December 31, 2018, we served approximately 428,000 video customers, 699,000 high-speed data (“HSD”) customers and 339,000 phone customers, aggregating 1,466,000 primary service units (“PSUs”). As of the same date, we had 753,000 residential and business customer relationships.

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

Over the past several years, revenues from residential services have increased mainly due to residential HSD customer growth. We expect to continue to grow such revenues through HSD customer growth and increased revenue per customer relationship as more customers take faster HSD tiers and advanced video services, including DVR. Our business services revenues have grown at a faster rate than our residential revenues as we have rapidly grown our business customer relationships. Through significant capital investments, we continue to extend our network to new commercial locations that contain multiple businesses representing potential customers, in an effort to sustain or accelerate our rate of growth in business services revenues.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours and a variety of over-the-top (“OTT”) video services. Over the past several years, we have experienced meaningful video customer losses, largely to DBS competitors. The introduction of more OTT video services and offerings have increasingly represented additional competition for our video service. We have placed a greater emphasis on higher quality residential customer relationships, and we have generally eliminated or reduced tactical discounts for video customers that do not purchase two or more services. To appeal to such higher-quality consumers, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including as Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We also offer a lower-cost IP set-top that offers the TiVo guide and OTT video services, but without the required equipment for DVR service. Our voice-controlled remote allows our customers to use voice commands to change channels, search for shows and discover content through recommendations. If we are unsuccessful with this strategy and cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may experience future declines in annual video revenues.

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies and wireless services offered by cellular phone companies. We have continued to grow our HSD customer base at a meaningful rate over the last several years. We believe our HSD service offers greater capacity and reliability than DSL and wireless offerings in our service areas, and our minimum downstream speed of up to 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our competitors. As consumers’ bandwidth consumption has dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater consumption. Through recent capital investment initiatives, we completed the transition of our network to DOCSIS 3.1 technology and offer 1 Gbps downstream HSD service throughout substantially all of our footprint. We offer modems that function as a phone adapter and wireless gateway, ensuring performance of multiple personal devices used at the same time. Our WiFi360 service provides additional access points and extends the range of the wireless network in the customer’s home. We expect to continue to grow HSD revenues as we grow our customer base and our HSD customers choose higher speed tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but may experience modest declines in phone revenues due to unit pricing pressure.

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a nation-wide footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our cell tower backhaul and enterprise-level services also face competition from these local phone companies as well as other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and have expanded our network into additional commercial areas through certain capital investment initiatives. We believe these tactics have allowed us to gain market share, resulting in growth in our business services revenues over the past several years, which we believe will continue.

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

Video programming has been our single largest expense and, on a per-video customer basis, continually increased at a higher rate than our ability to offset such increases with rate increases to our customers, particularly due to sports programming and retransmission consent. Media industry consolidation has resulted in the formation of large media conglomerates and large independent broadcast groups, who own or control a family of popular cable networks and a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, which has materially diminished our ability to selectively negotiate for the carriage or tier placement of individual networks or stations and to slow the rate of growth of our programming costs and the video rates our customers ultimately pay. Our inability to fully recover the programming cost increases has adversely impacted, and continues to adversely impact, our video service margins and related cash flows.

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

See “Liquidity and Capital Resources — Capital Structure — 2018 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

Tower Asset Sale

On March 15, 2018 and September 25, 2018, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI.

See Note 13 in our Notes to Consolidated Financial Statements.

Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Panhandle region of Florida. Hurricane Michael caused property damage to our cable plant, as well as to our customers’ homes and businesses, in Georgia. As of December 31, 2018, the damage caused by Hurricane Michael required an additional $7.9 million of capital expenditures in order to repair our network and services.

See Note 14 in our Notes to Consolidated Financial Statements.

Revenues

Changes in Accounting Standards

As of January 1, 2018, we have adopted certain accounting standards and related guidance (collectively, “revenue recognition”) that affects both the timing of revenue recognition (the “timing change”) and the allocation of revenues among video, HSD and phone within our multi-product offerings, in which we offer product bundles at a discount (the “allocation change”). We adopted this accounting standard using a modified retrospective transition, and accordingly, the impact was reflected in our financial results only for the full year ended December 31, 2018 and reported results for prior periods were not restated. The adoption of the new standard did not have a material impact on our results of operations for this period.

Video

Video revenues primarily represent monthly subscription fees charged to residential customers, which vary according to the level of service and the type and amount of equipment taken. Video revenues also include the sale of VOD content and pay-per-view events, installation, reconnection and wire maintenance fees, franchise and late payment fees, and other ancillary revenue.

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

Use of Non-GAAP Financial Measures

“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and deferred compensation. Adjusted OIBDA has inherent limitations as discussed below.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze our value and evaluate our performance compared to other companies in the cable industry. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and it excludes deferred compensation. Management uses a separate process to budget, measure and evaluate capital expenditures. Adjusted OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies. Adjusted OIBDA is a key component to our covenant calculations.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The table below sets forth our consolidated statements of operations and Adjusted OIBDA for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,			% Change	% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Revenues	$1,100,676	$1,059,086	$1,033,239	3.9%	2.5%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	456,527	439,990	419,406	3.8%	4.9%
Selling, general and administrative expenses	197,594	194,629	193,669	1.5%	0.5%
Management fee expense	24,000	21,665	20,800	10.8%	4.2%
Depreciation and amortization	152,695	172,333	147,114	(11.4%)	17.1%

Operating income	269,860	230,469	252,250	17.1%	(8.6%)
Interest expense, net	(57,147)	(70,089)	(78,725)	(18.5%)	(11.0%)
(Loss) gain on derivatives, net	(2,154)	2,828	1,203	NM	NM
Loss on early extinguishment of debt	(12,216)	(2,623)	(1,156)	NM	NM
Other expense, net	(657)	(1,329)	(1,686)	(50.6%)	(21.2%)

Net income	$197,686	$159,256	$171,886	24.1%	(7.3%)

Adjutsed OIBDA	$423,373	$402,802	$399,364	5.1%	0.9%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which we believe is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,			% Change	% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Operating income	$269,860	$230,469	$252,250	17.1%	(8.6%)
Depreciation and amortization	152,695	172,333	147,114	(11.4%)	17.1%
Deferred compensation	818	—	—	NM	NM

Adjusted OIBDA	$423,373	$402,802	$399,364	5.1%	0.9%

Revenues

The tables below set forth revenue and selected customer and average monthly revenue statistics as of, and for the years ended, December 31, 2018, 2017 and 2016 (dollars in thousands, except per unit data):

	Year Ended December 31,			% Change	% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
Video	$422,485	$439,716	$450,658	(3.9%)	(2.4%)
HSD	406,922	366,012	331,778	11.2%	10.3%
Phone	61,647	59,350	57,999	3.9%	2.3%
Business services	165,665	152,481	141,054	8.6%	8.1%
Advertising	43,957	41,527	51,750	5.9%	(19.8%)

Total	$1,100,676	$1,059,086	$1,033,239	3.9%	2.5%

	Year Ended December 31,			% Change	% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
Video customers	428,000	455,000	463,000	(5.9%)	(1.7%)
HSD customers	699,000	668,000	643,000	4.6%	3.9%
Phone customers	339,000	312,000	264,000	8.7%	18.2%

Primary service units (PSUs)	1,466,000	1,435,000	1,370,000	2.2%	4.7%

Customer relationships	753,000	755,000	754,000	(0.3%)	0.1%

Average total monthly revenue per customer relationship (1)	$121.65	$116.97	$115.89	4.0%	0.9%

(1)	Represents average total monthly revenues for the year divided by average customer relationships for the year.

Revenues increased 3.9% for the year ended December 31, 2018, primarily due to greater HSD and, to a lesser extent, business services, advertising and phone revenues, offset in part by a decline in video revenues. Revenues were substantially unaffected for the year ended December 31, 2018 by the timing change to revenue recognition as noted in “Revenues – Changes in Accounting Standards.”

Revenues increased 2.5% for the year ended December 31, 2017, primarily due to greater HSD and, to a much lesser extent, business services and phone revenues, offset in part by declines in video and advertising revenues.

We lost 2,000 customer relationships during the year ended December 31, 2018, compared to a gain of 1,000 and 22,000 customer relationships during the years ended December 31, 2017 and 2016, respectively. Our net changes in customer relationships continue to reflect an ongoing reduction in customers that only take our video service, mostly offset by greater numbers of customers in our bundled packages. Average total monthly revenue per customer relationship was $121.65 and $116.97 for the years ended December 31, 2018 and 2017, respectively, representing increases of 4.0% and 0.9% over the prior years.

Video

Video revenues decreased 3.9% for the year ended December 31, 2018, primarily due to the timing and allocation changes to revenue recognition noted in “Revenues – Changes in Accounting Standards,” and, to a lesser extent, a smaller residential video customer base compared to the prior year, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees, and more customers taking our advanced video services. Excluding the impact of the timing and allocation changes, video revenues would have decreased 1.3%.

Video revenues declined 2.4% for the year ended December 31, 2017, mainly due to a smaller residential video customer base compared to the prior year, offset in part by more customers taking advanced video services and rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees.

We lost 27,000, 8,000 and 17,000 video customers during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we served 428,000 video customers, or 28.2% of our estimated homes passed, and 42.6% of our residential video customers took our DVR service, which represents the largest component of advanced video service revenues.

HSD

HSD revenues grew 11.2% for the year ended December 31, 2018, mainly as a result of more customers paying higher rates for faster speed tiers, a larger residential HSD customer base compared to the prior year, and the timing and allocation changes to revenue recognition. Excluding the impact of the timing and allocation changes, HSD revenues would have grown 8.8%.

HSD revenues grew 10.3% for the year ended December 31, 2017, largely as a result of rate adjustments, more customers paying higher rates for faster speed tiers and a larger residential HSD customer base compared to the prior year.

We gained 31,000, 25,000 and 38,000 HSD customers during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we served 699,000 HSD customers, or 46.1% of our estimated homes passed.

Phone

Phone revenues increased 3.9% for the year ended December 31, 2018, primarily due to the timing and allocation changes to revenue recognition and a larger residential phone customer base compared to the prior year, offset in part by by greater levels of discounting within the bundled packaging of our services. Excluding the impact of the timing and allocation changes, phone revenues would have decreased 0.8%.

Phone revenues increased 2.3% for the year ended December 31, 2017, mainly due to a larger residential phone customer base compared to the prior year, mostly offset by greater levels of discounting within the bundled packaging of our services.

We gained 27,000, 48,000 and 25,000 phone customers during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we served 339,000 phone customers, or 22.4% of our estimated homes passed.

Business Services

Business services revenues rose 8.6% and 8.1% for the year ended December 31, 2018 and 2017, respectively, principally due to a larger SMB customer bases compared to the respective prior years. Business services revenues were minimally affected by the timing change to revenue recognition for the year ended December 31, 2018 and, excluding the impact of the timing change, business services revenues would have grown 8.4%.

Advertising

Advertising revenues increased 5.9% for the year ended December 31, 2018, substantially due to greater political advertising revenue associated with an election year, offset in part by declines in local automotive advertising and a smaller video customer base compared to the prior year.

Advertising revenues fell 19.8% for the year ended December 31, 2017, predominantly due to an unfavorable comparison to the prior year, which benefitted from advertising revenues associated with the national election in 2016.

Costs and Expenses

Service Costs

Service costs increased 3.8% and 4.9% for the years ended December 31, 2018 and 2017, respectively, primarily due to greater video programming and, to a lesser extent, employee costs. Programming costs grew 4.1% and 6.6% for the years ended December 31, 2018 and 2017, respectively, principally due to higher fees associated with the renewal of programming contracts and contractual increases under existing agreements, offset in part by smaller video customer bases compared to the respective prior years. Employee costs were 4.7% and 6.0% higher for the years ended December 31, 2018 and 2017, respectively, largely due to increased technical, maintenance and other operating employee staff and compensation levels.

Service costs as a percentage of revenues were 41.5%, 41.5% and 40.6% for the years ended December 31, 2018, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.5% for the year ended December 31, 2018, primarily due to greater employee, marketing and billing expenses, offset in part by lower bad debt expense and taxes and fees. Employee expenses increased 2.3%, mainly due to greater administrative, marketing and advertising staffing levels, and to a lesser extent, the introduction of a new deferred compensation, offset by lower customer service employee staffing and compensation levels. Marketing costs were 3.1% higher, principally due to greater spending on digital and television advertising and on marketing our business services, offset in part by lower spending on radio and print advertising. Billing expenses grew 5.6%, substantially due to greater fees associated with customers’ bank and credit card payments. Bad debt expense decreased 6.5%, largely as a result of lower write-offs associated with certain accounts. Taxes and fees declined 2.4%, mainly due to lower franchise fees.

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

Selling, general and administrative expenses as a percentage of revenues were 18.0% 18.4%, and 18.7% for the years ended December 31, 2018, 2017 and 2016, respectively.

Management Fee Expense

Management fee expense grew 10.8% and 4.2% for the years ended December 31, 2018 and 2017, respectively, reflecting higher fees charged by MCC.

Management fee expense as a percentage of revenues were 2.2%, 2.0% and 2.0% for the years ended December 31, 2018, 2017 and 2016, respectively.

Depreciation and Amortization

Depreciation and amortization was 11.4% lower for the year ended December 31, 2018, mainly due a favorable comparison to the prior year, which contained a write-off of certain network equipment that was replaced under certain capital investment initiatives and, to a lesser extent, older investments and network assets becoming fully depreciated, offset in part by greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business customer support equipment software.

Depreciation and amortization was 17.1% higher for the year ended December 31, 2017, largely as a result of the write-off of certain network equipment that was replaced under certain capital investment initiatives and, to a much lesser extent, greater depreciation of investments in customer premise equipment, HSD bandwidth expansion and business support equipment and software.

Operating Income

Operating income grew 17.1% for the year ended December 31, 2018, primarily due to the increase in revenues and, to a lesser extent, lower depreciation and amortization, offset by higher service costs and, to a much lesser extent, selling, general and administrative expenses and management fees.

Operating income declined 8.6% for the year ended December 31, 2017, principally due to higher depreciation and amortization and service costs, offset in part by the increase in revenues.

Interest Expense, Net

Interest expense, net, fell 18.5% and 11.0% for the years ended December 31, 2018 and 2017, respectively, due to lower average outstanding indebtedness and lower average borrowing costs as a result of favorable financing transactions.

(Loss) Gain on Derivatives, Net

As a result of changes to the mark-to-market valuation of our interest rate exchange agreements, we recorded a net loss on derivatives of $2.2 million and net gains on derivatives of $2.8 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Notes 4 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $12.2 million for the year ended December 31, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs associated with certain previously existing senior notes. Loss on early extinguishment of debt totaled $2.6 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively, which represented the write-off of unamortized financing costs associated with certain previously existing term loans under our bank credit facility that were fully repaid.

Other Expense, Net

Other expense, net, was $0.7 million for the year ended December 31, 2018, representing $1.4 million of revolving credit commitment fees, offset in part by $0.7 million of other income due to a reversal of accruals associated with tower retirements, $1.3 million for the year ended December 31, 2017, representing $1.0 million of revolving credit commitment fees and $0.3 million of other fees, and $1.7 million for the year ended December 31, 2016, representing $1.5 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $197.7 million, $159.3 million, and $171.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Adjusted OIBDA

Adjusted OIBDA increased 5.1% for the year ended December 31, 2018, substantially due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses and management fees.

Adjusted OIBDA increased 0.9% for the year ended December 31, 2017, principally due to the increase in revenues, mostly offset by higher service costs and, to a lesser extent, an unfavorable comparison to the prior year, which benefited from advertising revenues associated with the national election in 2016.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of December 31, 2018, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $30.0 million of cash and $365.4 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to no outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $368.7 million for the year ended December 31, 2018, primarily due to Adjusted OIBDA of $423.4 million, offset in part by interest expense of $57.1 million and the $1.1 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to decreases in accounts payable, accrued expenses and other current liabilities of $5.0 million, and in accounts payable to affiliates of $2.1 million, and an increase accounts receivable, net of $1.1 million, offset in part by a decrease in prepaid expenses of $7.2 million.

Net cash flows provided by operating activities were $325.3 million for the year ended December 31, 2017, primarily due to Adjusted OIBDA of $402.8 million, offset in part by interest expense of $70.1 million and the $10.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to increases in prepaid expenses of $7.5 million and in accounts receivable, net, of $4.3 million, and decreases in accounts payable, accrued expenses, and other current liabilities of $5.5 million and other non-current liabilities of $1.5 million, offset in part by increases in accounts payable to affiliates of $7.3 million and in deferred revenue of $1.5 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $173.7 million for the year ended December 31, 2018, substantially comprising $178.1 million of capital expenditures, offset in part by a net change in accrued property, plant, and equipment of $3.4 million and proceeds from sale of assets of $1.0 million.

Net cash flows used in investing activities were $179.2 million for the year ended December 31, 2017, substantially comprising $181.5 million of capital expenditures, offset in part by a net change in accrued property, plant, and equipment of $1.8 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Year Ended December 31,			$ Change	$ Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Customer premise equipment	$80,726	$85,959	$75,033	$(5,233)	$10,926
Enterprise networks	8,096	9,637	10,367	(1,541)	(730)
Scalable infrastructure	31,176	30,368	41,688	808	(11,320)
Line extensions	12,372	14,173	15,141	(1,801)	(968)
Upgrade / rebuild	28,081	25,938	23,610	2,143	2,328
Support capital	17,610	15,402	13,857	2,208	1,545

Total capital expenditures	$178,061	$181,477	$179,696	$(3,416)	$1,781

Capital expenditures for the year ended December 31, 2018 decreased $3.4 million, largely reflecting lower spending in customer premise equipment, primarily on our advanced video set-tops, and line extensions, mainly following the completion of opportunistic network expansions, offset in part by greater spending in support capital, primarily for business support functions, and in upgrade and rebuild, chiefly for the replacement of certain network assets. We incurred approximately $7.9 million of additional capital expenditures related to the repair and recovery of areas impact by Hurricane Michael. See Note 14 in our Notes to Consolidated Financial Statements.

Capital expenditures for the year ended December 31, 2017 increased $1.8 million, largely reflecting greater spending in customer premise equipment, primarily for our advanced video set-tops, and, to a lesser extent, in upgrade and rebuild, mainly for the replacement of certain network assets, mostly offset by lower spending in scalable infrastructure, principally on next-generation HSD network equipment associated with the deployment of DOCSIS 3.1 technology.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $177.6 million for the year ended December 31, 2018, substantially as a result of the $300.0 million redemption of the 6 3⁄8% Notes, $52.6 million of net repayments under the credit facility, $18.0 million of dividend payments on preferred members’ interest, $10.5 million of capital distributions to our parent, MCC, and $9.6 million for the redemption price paid above par associated with the 6 3⁄8% Notes, offset in part by $208.0 million of capital contributions from our parent, MCC, and $5.1 million of other financing activities.

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

Capital Structure

As of December 31, 2018, our total indebtedness was $1.224 billion, of which approximately 16% was at fixed interest rates or had interest rate exchange agreements that fixed the variable portion of debt. During the year ended December 31, 2018, we paid cash interest of $59.2 million, net of capitalized interest.

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

See Note 6 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of December 31, 2018, we maintained a $1,399.0 million credit facility, comprising $1,024.4 million of term loans with maturities ranging from November 2022 to January 2025, and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had $365.4 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after taking into account no outstanding loans and $9.6 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires us to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.2 to 1.0 and an interest coverage ratio of 6.1 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of December 31, 2018, we had no current or forward-starting interest rate swaps.

Senior Notes

As of December 31, 2018, we had $200.0 million of outstanding senior notes, all of which comprised our 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”). See Note 6 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through December 31, 2018, we were in compliance with covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 2.7 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

Debt Ratings

MCC’s corporate credit ratings currently are Ba1 by Moody’s, with a stable outlook, and BB by Standard and Poor’s (“S&P”), with a positive outlook, and our unsecured ratings currently are Ba2 by Moody’s, with a stable outlook, and B+ by S&P, with a positive outlook.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2018 and thereafter (dollars in thousands)*:

	Scheduled	Operating	Interest	Purchase
	Debt Maturities	Leases	Expense (1)	Obligations (2)	Total
January 1, 2019 to December 31, 2019	$20,500	$2,289	$59,903	$27,097	$109,789
January 1, 2020 to December 31, 2021	241,000	3,515	109,056	—	353,571
January 1, 2022 to December 31, 2023	212,875	2,438	80,815	—	296,128
Thereafter	750,000	2,398	37,418	—	789,816

Total cash obligations	$1,224,375	$10,640	$287,192	$27,097	$1,549,304

*	Refer to Note 6 and Note 11 in our Notes to Consolidated Financial Statements for a discussion of our long-term debt and of our operating leases and other commitments and contingencies, respectively.
(1)

Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2018 and the average interest rates applicable under such debt obligations. Interest expense amounts are net of amounts capitalized.

(2)

We have contracts with programmers who provide video programming services to our customers. Our contracts typically provide that we have an obligation to purchase programming content for our customers as long as we deliver video service to such customers. We have no obligation to purchase these services if we are not providing video service, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. There are no programming service amounts included in our purchase obligations. We also maintain other service agreements with various vendors that contain future contractual commitments.

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

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2018, we had approximately $1.4 billion of unamortized intangible assets, including franchise rights of $1.2 billion and goodwill of $0.2 billion, on our consolidated balance sheets. Franchise rights are our largest asset and, together with goodwill, represent approximately 59% of our total assets as of the same date.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2018, we held 478 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new products and services, such as digital video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We monitor the reporting unit for impairment throughout each of the reporting periods. We completed our most recent impairment test as of October 1, 2018, which reflected no impairment of our franchise rights, goodwill or other intangible assets. For the years ended, December 31, 2018 and 2017, respectively, no impairments were recorded.

For illustrative purposes, if there were a hypothetical decline of 20% in the fair values determined for cable franchise rights, goodwill and other finite-lived intangible assets at our reporting unit, no impairment loss would result as of our impairment testing date of October 1, 2018.

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

We have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist. We do not believe that it is “more likely than not” that a goodwill impairment exists as of December 31, 2018. As such, we have not performed Step 2 of the goodwill impairment test.

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

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with counterparty banks to fix the variable interest rate on a portion of our borrowings under our credit facility. As of December 31, 2018, we had no current or forward-starting interest rate swaps that fixed the variable portion of our borrowings and, as of the same date, approximately 84% of our total debt was exposed to variable rates.

Our debt arrangements do not contain credit rating triggers that could affect our liquidity.

The table below provides the scheduled maturity and estimated fair value of our debt as of December 31, 2018 (dollars in thousands):

	Bank Credit
	Senior Notes	Facility	Total
Scheduled Maturity:
January 1, 2019 to December 31, 2019	$—	$20,500	$20,500
January 1, 2020 to December 31, 2020	—	20,500	20,500
January 1, 2021 to December 31, 2021	200,000	20,500	220,500
January 1, 2022 to December 31, 2022	—	204,875	204,875
January 1, 2023 to December 31, 2023	—	8,000	8,000
Thereafter	—	750,000	750,000

Total	$200,000	$1,024,375	$1,224,375

Fair Value	$200,500	$992,775	$1,193,275

Weighted Average Interest Rate	5.5%	4.3%	4.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Management of Mediacom Broadband LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mediacom Broadband LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 8, 2019

We have served as the Company’s auditor since 2002.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$29,964	$12,606
Accounts receivable, net of allowance for doubtful accounts of $3,554 and $3,364	40,252	71,994
Prepaid expenses and other current assets	24,347	22,881

Total current assets	94,563	107,481
Property, plant and equipment, net of accumulated depreciation of $1,730,750 and $1,663,609	850,638	825,348
Franchise rights	1,176,364	1,176,908
Goodwill	195,855	195,945
Other assets, net of accumulated amortization of $5,761 and $4,788	14,312	11,001

Total assets	$2,331,732	$2,316,683

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$146,080	$147,739
Accounts payable - affiliates	20,104	22,154
Deferred revenue - current	22,345	41,382
Current portion of long-term debt	20,500	20,500

Total current liabilities	209,029	231,775
Long-term debt, net (less current portion)	1,190,557	1,537,080
Deferred revenue - non-current	8,237	—

Total liabilities	1,407,823	1,768,855

Commitments and contingencies (Note 11)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital contributions (distributions)	99,358	(98,268)
Retained earnings	674,551	496,096

Total member’s equity	773,909	397,828

Total liabilities, preferred members’ interest and member’s equity	$2,331,732	$2,316,683

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,100,676	$1,059,086	$1,033,239
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	456,527	439,990	419,406
Selling, general and administrative expenses	197,594	194,629	193,669
Management fee expense	24,000	21,665	20,800
Depreciation and amortization	152,695	172,333	147,114

Operating income	269,860	230,469	252,250
Interest expense, net	(57,147)	(70,089)	(78,725)
(Loss) gain on derivatives, net	(2,154)	2,828	1,203
Loss on early extinguishment of debt (Note 6)	(12,216)	(2,623)	(1,156)
Other expense, net	(657)	(1,329)	(1,686)

Net income	$197,686	$159,256	$171,886
Dividend to preferred members (Note 7)	(18,000)	(18,000)	(18,000)

Net income applicable to member	$179,686	$141,256	$153,886

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

	Capital		Total
	Contributions	Retained	Member’s
	(Distributions)	Earnings	Equity
Balance, December 31, 2015	$(105,493)	$200,954	$95,461

Net income	—	171,886	171,886
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital contributions from parent	75,000	—	75,000
Capital distributions to parent	(7,000)	—	(7,000)
Other	145	—	145

Balance, December 31, 2016	$(37,348)	$354,840	$317,492

Net income	—	159,256	159,256
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(121,050)	—	(121,050)
Capital contributions from parent	60,000	—	60,000
Other	130	—	130

Balance, December 31, 2017	$(98,268)	$496,096	$397,828

Net income	—	197,686	197,686
Dividend payments to related party on preferred members’ interest	—	(18,000)	(18,000)
Capital distributions to parent	(10,500)	—	(10,500)
Capital contributions from parent	208,000	—	208,000
Revenue recognition adoption (Note 12)	—	(1,231)	(1,231)
Other	126	—	126

Balance, December 31, 2018	$99,358	$674,551	$773,909

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	197,686	159,256	171,886
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	152,695	172,333	147,114
Deferred compensation	818	—	—
Loss (gain) on derivatives, net	2,154	(2,828)	(1,203)
Loss on early extinguishment of debt	2,651	2,623	1,156
Amortization of deferred financing costs	4,257	3,839	5,617
Debt extinguishment costs	9,565	—	—
Changes in assets and liabilities:
Accounts receivable, net	(1,106)	(4,270)	2,019
Prepaid expenses and other assets	7,199	(7,490)	(2,414)
Accounts payable, accrued expenses and other current liabilities	(4,950)	(5,543)	5,892
Accounts payable - affiliates	(2,050)	7,302	4,060
Deferred revenue - current	(490)	1,526	1,952
Deferred revenue - non-current	275	—	—
Other non-current liabilities	—	(1,486)	(45)

Net cash flows provided by operating activities	$368,704	$325,262	$336,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(178,061)	$(181,477)	$(179,696)
Change in accrued property, plant and equipment	3,357	1,825	(3,841)
Proceeds from sale of assets	991	472	248

Net cash flows used in investing activities	$(173,713)	$(179,180)	$(183,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$438,125	$1,599,538	$378,575
Repayment of bank debt	(490,750)	(1,650,538)	(580,325)
Redemption of senior notes	(300,000)	—	—
Dividend payments on preferred members’ interest (Note 7)	(18,000)	(18,000)	(18,000)
Capital contributions from parent (Note 8)	208,000	60,000	75,000
Capital distributions to parent (Note 8)	(10,500)	(121,050)	(7,000)
Debt extinguishment costs	(9,565)	—	—
Financing costs	—	(13,302)	—
Other financing activities	5,057	(4,332)	2,771

Net cash flows used in financing activities	$(177,633)	$(147,684)	$(148,979)

Net change in cash	17,358	(1,602)	3,766
CASH, beginning of year	12,606	14,208	10,442

CASH, end of year	$29,964	$12,606	$14,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$59,172	$69,809	$76,738

Non-cash items:
Accounts receivable/deferred revenue - adjustment	$32,848	$—	$—
Prepaid expenses and other current assets/deferred revenue - adjustment	$15,756	$—	$—
Prepaid expenses and other current assets - reclassification	$7,371	$—	$—
Deferred revenue - current/non-current - reclassification	$7,962	$—	$—
Accounts payable/deferred revenue current - reclassification	$6,507	$—	$—

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

Revenue Recognition

Video, high speed data (“HSD”), phone and business services revenues are recognized when the services are provided to our customers. We generally bill customers in advance for the services and equipment they have chosen to use and record such amounts as deferred revenue until the services are provided and the equipment is used. Deposits and up-front fees collected from customers are recognized as deferred revenue until the earnings process is complete. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues, or non-refundable up-front fees, are recognized over the life of the contract with the customer or the average life of the customer relationship. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing video service. We normally pass these fees through to our customers. Because franchise fees are our obligation, we present them on a gross basis with a corresponding expense.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	10 - 40 years
Leasehold improvements	Lesser of: life of respective lease or life of asset
Cable systems, equipment and customer devices	3-20 years
Vehicles	4-5 years
Furniture, fixtures, and office equipment	5 years

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

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with Accounting Standards Codification (“ASC”) 350-40-Intangibles-Goodwill and Other: Internal-Use Software. Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement associated software. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2018 and 2017, we amortized approximately $0.1 million and wrote off $4.8 million of software development costs (all of which were fully amortized) and we amortized approximately $0.2 million and wrote off $3.3 million of software development costs ($2.8 million of which was fully amortized), respectively. Capitalized software had a net book value of less than $0.1 million for both December 31, 2018 and 2017.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $39.4 million, $38.6 million and $35.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2018, we held 478 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market our products and services, including video, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”), we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

Since our adoption of ASC 350 in 2002, we have not recorded any impairments as a result of our impairment testing. We monitor the reporting unit for impairment throughout each of the reporting periods. We completed our most recent impairment test as of October 1, 2018, which reflected no impairment of our franchise rights, goodwill or other intangible assets. For the years ended December 31, 2018 and 2017, respectively, no impairments were recorded.

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

We have evaluated whether there are any adverse qualitative factors surrounding our Mediacom Broadband reporting unit indicating that a goodwill impairment may exist as of December 31, 2018. We do not believe that it is “more likely than not” that a goodwill impairment exists. As such, we have not performed Step 2 of the goodwill impairment test.

The following table details changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 (dollars in thousands):

Balance - December 31, 2016	$195,945
Acquisitions	—
Dispositions	—

Balance - December 31, 2017	$195,945
Acquisitions	—
Dispositions	(90)

Balance - December 31, 2018	$195,855

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

Upon adoption of ASC 410, we determined that in certain instances, we are obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million. As of both December 31, 2018 and 2017, the corresponding asset, net of accumulated amortization, was $0. See Note 3.

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

Programming Costs

We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per video customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when we distribute the related programming and are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Financial incentives, when received, are deferred within non-current liabilities in our consolidated balance sheets and recognized as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers. The new guidance has impacted the timing of the recognition of installation revenue as well as installation costs and commission expenses. Under the new guidance, these amounts have been recognized as revenue and expenses over a period of time instead of immediately, as was being done under prior practice. We adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective method of adoption, with cumulative-effect adjustments consisting of: a decrease of $32.8 million to accounts receivable, an increase to prepaid expenses and other current assets of $7.2 million, an increase in other assets of $7.3 million, a decrease of accounts payable, accrued expenses and other current liabilities of $6.5 million, a decrease to deferred revenue–current of $18.5 million, an increase to deferred revenue – non-current of $8.0 million and a decrease to total shareholders’ equity of $1.3 million. Previously reported amounts were not restated as a result of this adoption method. Operating results for the year ended December 31, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09. See Note 12.

In January 2016, the FASB issued ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of ASU 2016-01. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. We adopted ASU 2016-01 on January 1, 2018. ASU 2016-01 did not have a significant impact on our financial position, operations and cash flows upon adoption.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016-15 as of January 1, 2018. ASU 2016-15 did not have a material impact on our financial position, operations or cash flows upon adoption.

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

We expect to adopt the new standard on its effective date, January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

While we are completing our assessment of the effect of adoption, we currently believe the most significant changes relate to: the recognition of new ROU assets and lease liabilities on our balance sheet for office equipment, real estate, and other assets as determined; and to a much lesser extent, (i) the de-recognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset) that currently do not qualify for sale accounting; and also, to a lesser extent, (ii) the de-recognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete. We do not expect a significant change in our leasing activity between now and the time of adoption. We expect to elect many of the standard’s available practical expedients on adoption. Consequently, at adoption, we expect to:

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

We continue to finalize our assessment of all of the potential impacts that the adoption of ASU 2016-02 will have on our consolidated financial statements, including the determination of the assets within the scope of the guidance, the implementation of new accounting systems and the development of new accounting policies, procedures and internal controls associated with the adoption of the standard.

We have not finalized the impact that the adoption will have on our financial statements in the first quarter of 2019. We expect that the balance sheet impact of the adoption will be material to our financial position. We do not expect that the income statement impact of the adoption will be material to our statement of operations. We expect to avail ourselves of all of the practical expedients afforded under ASU 2016-02 and related guidance, except for the practical expedient of “Hindsight”. The practical expedients we are electing include: “the package” of practical expedients, comparative period, land easements, lessors ability to combine lease and non-lease components and short-term leases. See Note 11 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2018.

In June 2016, the FASB issued Accounting Standards Update 2016-13 – Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income including loans, debt securities, trade receivables, net investments in leases, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have not determined the impact that ASU 2016-13 will have on our financial position, operations or cash flows.

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

In January 2018, the FASB issued ASU 2018-01 – Leases — Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under

Accounting Standards Codification No. 842 – Leases (“ASC 842”) all land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under current GAAP. Once an entity adopts ASC 842, it should be applied prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in ASC 842 to assess whether they meet the definition of a lease. The amendments in ASU 2018-01 affect the amendments in ASU 2016-02, which are not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. We continue to assess ASU 2018-01 in conjunction with our adoption of ASU 2016-02, as noted above, but we expect to elect the practical expedient afforded by ASU 2018-01.

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

In August 2018, the FASB issued ASU 2018-15 — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. We are still evaluating the impact of ASU 2018-15. The amendments in ASU 2018-15 are effective for us for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2018 and 2017, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2018	2017
Cable systems, equipment and customer devices	$2,467,534	$2,362,459
Vehicles	49,784	46,696
Buildings and leasehold improvements	38,366	37,810
Furniture, fixtures and office equipment	17,919	34,207
Land and land improvements	7,785	7,785

Property, plant and equipment, gross	$2,581,388	$2,488,957
Accumulated depreciation	(1,730,750)	(1,663,609)

Property, plant and equipment, net	$850,638	$825,348

Depreciation expense related to fixed assets for the years ended December 31, 2018, 2017 and 2016 was $152.5 million, $172.2 million and $147.0 million, respectively. As of both December 31, 2018 and 2017, we had no property under capitalized leases. We incurred gross interest costs of $59.5 million, $72.3 million and $80.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $0.8 million, $1.2 million and $1.3 million was capitalized during the years ended December 31, 2018, 2017 and 2016, respectively. See Note 2.

4. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by ASC 820 – Fair Value Measurement (“ASC 820”), which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

Fair Value as of December 31, 2018
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

As of December 31, 2018, we had no interest rate swaps.

As of December 31, 2017, we recorded a current asset of $2.2 million and no current liability, long-term asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $2.2 million for the year end December 31, 2018 and net gains on derivatives of $2.8 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Accrued programming costs	$33,335	$28,840
Accounts payable - trade	32,237	39,415
Accrued taxes and fees	17,761	16,221
Accrued payroll and benefits	15,412	13,102
Accrued property, plant and equipment	10,132	6,775
Advance customer payments	8,689	13,817
Bank overdrafts (1)	8,067	3,020
Accrued service costs	5,624	6,171
Accrued administrative expenses	5,568	4,355
Accrued marketing expenses	3,694	3,528
Accrued interest	2,809	7,422
Accrued telecommunications costs	1,036	816
Other accrued expenses	1,716	4,257

Accounts payable, accrued expenses and other current liabilities	$146,080	$147,739

(1)	Bank overdrafts represented outstanding checks in excess of funds on deposit at our disbursement accounts.

We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statement of Cash Flows.

6. DEBT

As of December 31, 2018 and 2017, our outstanding debt consisted of (dollars in thousands):

	December 31,	December 31,
	2018	2017
Bank credit facility	$1,024,375	$1,077,000
5 1⁄2% senior notes due 2021	200,000	200,000
6 3⁄8% senior notes due 2023	—	300,000

Total debt	$1,224,375	$1,577,000
Less: current portion	20,500	20,500

Total long-term debt, gross (less current portion)	$1,203,875	$1,556,500
Less: deferred financing costs, net	13,318	19,420

Total long-term debt, net (less current portion)	$1,190,557	$1,537,080

Bank Credit Facility

As of December 31, 2018, we maintained a $1.399 billion bank credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$234.4 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022; and

•	$790.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of December 31, 2018, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through December 31, 2018, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Revolving Credit Commitments

On November 2, 2017, we terminated our existing revolving credit commitments and, on the same date, entered into a new credit agreement that, among other things, provided for $375.0 million of new revolving credit commitments (the “revolver”), which are scheduled to expire on November 2, 2022.

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

As of December 31, 2018, we had $365.4 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to no outstanding loans and $9.6 million of letters of credit issued to various parties as collateral.

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

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes and have been accounted for on a mark-to-market basis as of, and for the years ended, December 31, 2018, 2017 and 2016. As of December 31, 2018, we had no current or forward-starting interest rate swaps.

Senior Notes

As of December 31, 2018, we had $200.0 million of outstanding senior notes, all of which comprised our 5 1⁄2% senior notes due April 2021 (the “5 1⁄2% Notes”).

Our senior notes are unsecured obligations and, as of December 31, 2018, the indenture governing our senior notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through December 31, 2018, we were in compliance with all of the covenants under the indenture.

5 1⁄2% Notes

On March 17, 2014, we issued the 5 1⁄2% Notes in the aggregate principal amount of $200.0 million. Net proceeds from the 5 1⁄2% Notes funded a partial repayment of certain previously existing term loans.

As a percentage of par value, the 5 1⁄2% Notes are currently redeemable at 101.375% and at par value commencing April 15, 2019.

6 3⁄8% Notes

On March 2, 2018, we called for the redemption of the $300.0 million principal amount outstanding of the 6 3⁄8% senior notes due 2023 (the “6 3⁄8% Notes”). On April 2, 2018, the 6 3⁄8% Notes were redeemed at a price equal to $1,031.88 for each $1,000 principal amount outstanding, for an aggregate redemption price of approximately $309.6 million, which was funded by $158.0 million of cash contributions from our parent MCC (see Note 8), which in turn had received such contributions from Mediacom LLC on March 30, 2018, and $151.6 million of borrowings under our revolving credit commitments. As a result of the redemption of the 6⅜% Notes, we recorded a loss on early extinguishment of debt of $12.2 million for the year ended December 31, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs.

Debt Ratings

MCC’s corporate credit ratings currently are Ba1 by Moody’s, with a stable outlook, and BB by Standard and Poor’s (“S&P”), with a positive outlook, and our senior unsecured ratings currently are Ba2 by Moody’s, with a stable outlook, and B+ by S&P, with a positive outlook. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value and Debt Maturities

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018	2017
5 1⁄2% senior notes due 2021	$200,500	$203,750
6 3⁄8% senior notes due 2023	—	312,000

Total senior notes	$200,500	$515,750

Bank credit facility	$992,775	$1,078,995

The scheduled maturities of our outstanding debt as of December 31, 2018 was as follows (dollars in thousands):

	Bank Credit Facility		Senior
	Revolving Credit	Term Loans	Notes	Total
January 1, 2019 to December 31, 2019	$—	$20,500	$—	$20,500
January 1, 2020 to December 31, 2020	—	20,500	—	20,500
January 1, 2021 to December 31, 2021	—	20,500	200,000	220,500
January 1, 2022 to December 31, 2022	—	204,875	—	204,875
January 1, 2023 to December 31, 2023	—	8,000	—	8,000
Thereafter	—	750,000	—	750,000

Total	$—	$1,024,375	$200,000	$1,224,375

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI at any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $18.0 million in cash dividends on the PMI during each of the years ended December 31, 2018, 2017, and 2016.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Changes in Member’s Equity and the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $208.0 million, $60.0 million and $75.0 for the years ended December 31, 2018, 2017, and 2016, respectively. We made capital distributions to parent in cash of $10.5 million, $121.1 million, and $7.0 during the years ended December 31, 2018, 2017 and 2016, respectively.

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

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $24.0 million, $21.7 million and $20.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. EMPLOYEE BENEFIT PLANS

Substantially all our employees are eligible to participate in MCC’s defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (“MCC’s Plan”). Under MCC’s Plan, eligible employees may contribute a portion of their current pretax compensation (as defined by MCC’s Plan). MCC’s Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently match 50% on the first 6% of employee contributions. Our contributions under MCC’s Plan totaled $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were recorded in service costs and selling, general and administrative expenses.

11. COMMITMENTS AND CONTINGENCIES

Leases

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.0 million, $3.8 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum annual rental payments as of December 31, 2018 were as follows (dollars in thousands):

January 1, 2019 to December 31, 2019	$2,289
January 1, 2020 to December 31, 2020	1,831
January 1, 2021 to December 31, 2021	1,683
January 1, 2022 to December 31, 2022	1,454
January 1, 2023 to December 31, 2023	985
Thereafter	2,398

Total	$10,640

Other Obligations

We rent utility poles for our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $5.0 million, $4.8 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Letters of Credit

As of December 31, 2018, $9.6 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was approximately book value.

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

We also generate revenue from installation services and customer premise equipment rental associated with our subscription-based services. After installation occurs, equipment is rented to the customer over the service period to allow the customer to use the various subscription services noted above. Fees for installation services are viewed as advance payments for future services and are recognized over the period of benefit which is estimated to be the life of the customer relationship (approximately three years for residential customers based upon our portfolio approach and 1-10 years for all other customers). Customer premise equipment rentals are not separate performance obligations as they are considered to be highly interdependent on the underlying video, high-speed data and/or telephone service. Revenue for equipment rental is recognized when control of the underlying services is transferred to our customers over time.

One of our other revenue streams is advertising sales. These revenues represent the insertion of commercials into various video and/or Internet platforms for an advertising customer. The performance obligation for these contracts is satisfied as the commercials are displayed. There are no agent relationships included in our delivery of our advertising services. Our obligation for returns and/or refunds is deemed insignificant. Revenue is recognized at a point in time as commercials are displayed by us and viewed by the public. Advertising is billed in arrears in the month that the commercials are displayed.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $20.2 million, $20.7 million, and $22.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Our revenues by type of service are as follows (dollars in thousands):

Year Ended
Type of service	December 31, 2018
Video	$422,485
Data	406,922
Phone	61,647
Business	165,665
Advertising	43,957

Total revenues	$1,100,676

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

The amount of revenue recognized during the year ended December 31, 2018 that was included in the opening contract liability balance was $22.3 million. The difference in the opening and closing balances of our receivables and contract liability primarily result from the timing difference between our performance and the customer’s payment.

There was no impairment of receivables during the year ended December 31, 2018.

Contract Costs

We capitalize amounts paid to obtain and fulfill a contract with a customer (e.g. sales commissions and installation activities on new contracts). We incur sales commissions in our effort to obtain customer contracts. These commissions are paid as an incentive to our employees, who are performing in a sales function, which is directly related to the contract obtained. We expense commissions for our advertising customers as incurred, as we have elected the practical expedient for items with a period of benefit of less than one year. Additionally, we incur costs to fulfill a contract through installation activities performed by its technicians. These costs include allocations of the amounts incurred for all activities associated with the installation services which are performed at a customer’s premises, such as technician’s wages and benefits, fuel costs, and vehicle maintenance.

As of December 31, 2018, the balance recognized from the costs incurred to obtain or fulfill a contract with a customer was $14.7 million of which approximately $7.2 million was short-term (recorded in prepaid and other current assets) and $7.5 million was long-term (recorded in other assets, net).

We amortize the costs to obtain or fulfill a contract with a customer on a systematic basis, consistent with the pattern of transfer to which the services relate. For residential customers, there is no stated contract term but, in practice, is treated as a day-to-day contract that renews over time. For these residential contracts, the contract period including renewals is estimated to be our average churn rate or turnover rate, which is approximately three years. For business customers, the amortization period is the initial contract term which ranges from 1 – 10 years. The amount of amortization that we recognized in service costs for installation activities for the year ended December 31, 2018 was $1.8 million. The amount of amortization that we recognized in selling, general and administrative expenses for sales commissions for the year ended December 31, 2018 was $6.6 million.

Supplemental Disclosures of Cash Flow Information

Our customers are typically billed in advance for the services we provide on a monthly basis. Historically, we have recorded such amounts in both accounts receivable and deferred revenue at the time of billing. With our adoption of the new revenue recognition guidance as of January 1, 2018, we record billed amounts when we have established an unconditional right to receive payment from our customers for services to be delivered or delivered to date under the customer’s contract. Since we adopted this new guidance using the modified retrospective method, and for more information about accounts receivable, deferred revenue and other affected accounts, please refer to the non-cash items noted in the Supplemental Disclosures of Cash Flow Information section in our Consolidated Statement of Cash Flows for the year ended December 31, 2018. Previously reported amounts were not restated as a result of this adoption method.

13. SALE OF ASSETS

Tower Asset Sale

On November 15, 2017, MCC entered into an asset purchase agreement (the “APA”) to sell substantially all of its operating subsidiaries’ tower assets (the “tower assets”) to CTI Towers (“CTI”), subject to closing conditions and requirements per the APA. Such tower assets were non-strategic to MCC’s cable operations.

On December 21, 2017, March 15, 2018 and September 25, 2018, we contributed certain tower assets to MCC which, in turn, sold such tower assets to CTI, pursuant to the terms and conditions of the APA. The contributed tower assets had a net book value of approximately $0.1 million at the time of transfer. In conjunction, with the sale, we reduced our asset retirement obligation (liability) by approximately $1.4 million. MCC received equity in CTI, representing a minority position, in exchange for the tower assets.

These transactions substantially completed the tower asset sale pursuant to the terms and conditions of the APA.

14. HURRICANE MICHAEL

On October 10, 2018, Hurricane Michael made landfall in the Panhandle region of Florida. Hurricane Michael caused property damage to our cable plant, as well as to our customers’ homes and businesses, in Georgia. As of December 31, 2018, the damage caused by Hurricane Michael required an additional $7.9 million of capital expenditures in order to repair our network and services.

15. DEFERRED COMPENSATION

In November 2018, MCC launched the Mediacom Equity Bonus Plan (“MEBP”) designed as a deferred compensation plan for certain select employees. The MEBP has certain eligibility and vesting requirements which, along with the Company’s performance, determine the cash bonus payable under a qualified sale of the Company or other exit transaction. Participants may also receive payment prior to such qualifying event in cases of termination without cause, retirement, or disability all of which are subject to early withdrawal penalties. The plan also provides participants the ability to voluntarily receive a one-time early distribution, subject to the terms and conditions of the MEBP. For the year ended December 31, 2018, we recorded $0.8 million in selling, general and administrative expenses in the Consolidated Statement of Operations which was accrued and reported as accounts payable, accrued expenses and other current liabilities in the Consolidated Balance Sheet.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of December 31, 2018.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Management assessed the effectiveness of Mediacom Broadband LLC’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that, as of December 31, 2018, Mediacom Broadband LLC’s internal control over financial reporting was effective.

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

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2018.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

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

MCC is our sole voting member and serves as manager of our operating subsidiaries. The Directors and Executive Officers for MCC, Mediacom Broadband LLC (“MBLLC”) and Mediacom Broadband Corporation (“MBC”) are indicated below:

Name	Age	Position
Rocco B. Commisso	69	Chairman, Chief Executive Officer and Director of MCC and MBC;
		Chief Executive Officer of MBLLC
Mark E. Stephan	62	Executive Vice President, Chief Financial Officer and Director of MCC;
		Executive Vice President and Chief Financial Officer of MBLLC and MBC
John G. Pascarelli	57	Executive Vice President, Operations of MCC, MBLLC and MBC
Italia Commisso Weinand	65	Executive Vice President, Programming and Human Resources and Director of MCC;
		Executive Vice President, Programming and Human Resources of MBLLC
Joseph E. Young	70	Senior Vice President, General Counsel and Secretary of MCC, MBLLC and MBC
Brian M. Walsh	53	Senior Vice President, Corporate Controller of MCC and MBLLC
Tapan Dandnaik	45	Senior Vice President, Customer Service and Financial Operations of MCC
Thomas J. Larsen	46	Senior Vice President, Government and Public Relations of MCC
Peter Lyons	49	Senior Vice President, Information Technology of MCC
David McNaughton	57	Senior Vice President, Marketing and Consumer Services of MCC
Barry Paden	61	Senior Vice President, Programming of MCC
Ed Pardini	61	Senior Vice President, Field Operations of MCC
Dan Templin	55	Senior Vice President, Mediacom Business of MCC
JR Walden	47	Senior Vice President, Technology and Chief Technology Officer of MCC

Rocco B. Commisso has 40 years of experience with the cable industry and has served as MCC’s Chairman and Chief Executive Officer, and our Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. Mr. Commisso serves on the board of directors of C-SPAN, and previously served on the boards of Cable Television Laboratories, Inc. and the National Cable & Telecommunications Association. He has been inducted into the Broadcasting & Cable and Cable Center Halls of Fame, and received the Vanguard Award for Distinguished Leadership, the cable industry’s highest honor. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 32 years of experience with the cable industry, and has served as MCC’s, and our Executive Vice President and Chief Financial Officer since July 2005. Prior to that time, he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and MCC’s Senior Vice President, Chief Financial Officer and Treasurer since the commencement of MCC’s operations in March 1996. Before joining MCC, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada. Mr. Stephan has been a director of MCC since May 2011 and was previously a director of MCC from March 2000 to March 2011. Mr. Stephan has been a member of the board of directors of CTI Towers since December 2017.

John G. Pascarelli has 37 years of experience in the cable industry, and has served as MCC’s Executive Vice President, Operations since November 2003. Prior to that time, he was MCC’s Senior Vice President, Marketing and Consumer Services from June 2000 and MCC’s Vice President of Marketing from March 1998. Before joining MCC, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli serves on the board of directors of the NCTA – The Internet & Television Association and CableLabs.

Italia Commisso Weinand has 42 years of experience in the cable industry, and serves on MCC’s board, and is the Executive Vice President, Programming and Human Resources since May 2012. Prior to that time, she was MCC’s Senior Vice President, Programming and Human Resources since February 1998 and MCC’s Vice President, Operations since April 1996. Before joining MCC, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Time Warner, Inc., Times Mirror Cable and Tele-Communications, Inc. For the past nine years she has been named among the “Most Powerful Women in Cable” by CableFax Magazine and presently serves on the Board of The Cable Center, the Emma Bowen Foundation and CTAM Educational Foundation Board. Ms. Weinand was inducted in 2004 into the Wonder Women and into the 2014 Broadcasting & Cable Hall of Fame. In 2018, Ms. Weinand was honored with the WICT Woman of the Year - Operator Award. Ms. Weinand is the sister of Mr. Commisso. Ms. Weinand has been a director of MCC since May 2011.

Joseph E. Young has 36 years of experience with the cable industry, and has served as Senior Vice President, General Counsel since November 2001. Prior to that time, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1996 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Brian M. Walsh has 31 years of experience in the cable industry, and has served as MCC’s Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was MCC’s Senior Vice President, Financial Operations from November 2003, MCC’s Vice President, Finance and Assistant to the Chairman from November 2001, MCC’s Vice President and Corporate Controller from February 1998 and MCC’s Director of Accounting from November 1996. Before joining MCC in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Tapan Dandnaik has 18 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Customer Service & Financial Operations since July 2008. He is also responsible for overseeing our voice operations, sales & retention call operations, and centralized field support operations. Prior to that time, he was MCC’s Group Vice President, Financial Operations since July 2007 and MCC’s Vice President, Financial Operations since May 2005. Before joining MCC, Mr. Dandnaik served as Director of Corporate Initiatives, Manager of Corporate Finance and as a Financial Analyst for RCN from July 2000 to April 2005. Prior to that time, Mr. Dandnaik served as a Product Engineer for Ingersoll-Rand in India. Mr. Dandnaik was the recipient of the National Cable & Telecommunication Association’s Vanguard Award for Young Leadership in 2012 and serves on The Cable Center Customer Care Committee.

Thomas J. Larsen has 18 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Government and Public Relations since July 2015. Prior to that time, he was MCC’s Group Vice President, Legal and Public Affairs since July 2010 and MCC’s Vice President, Legal and Public Affairs since August 2006. Prior to joining MCC, Mr. Larsen worked as Vice President, Law and Public Policy for Adelphia Communications Corporation’s Western Region. He serves on the board of directors of the American Cable Association.

Peter Lyons has 12 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Information Technology since July 2015. Prior to that time, he was MCC’s Group Vice President, Information Technology from July 2010, MCC’s Vice President, Information Technology since March 2007. Before joining MCC in 2007, Mr. Lyons held various senior technology leadership positions at The College Board and Video Update and has 21 years of experience in education and retail businesses.

David McNaughton has 31 years of experience in the telecommunications industry, and has served as MCC’s Senior Vice President, Marketing and Sales since May 2011. Before joining MCC, Mr. McNaughton served as Chief Marketing Officer for Ntelos Wireless, a Virginia-based regional wireless carrier from 2009 and Senior Vice President and General Manager at Cincinnati Bell from 2007, responsible for wireless, landline and DSL services. Prior to that time, he served as Senior Vice President, Acquisition Marketing at DirecTV, Vice President, Customer Lifecycle and Retention at Nextel Communications, and various executive positions at AirTouch Cellular and Andersen Consulting.

Barry Paden has 31 years of experience in the cable industry, and has served as MCC’s, Senior Vice President, Programming since July 2017. Prior to that time, he was MCC’s Group Vice President, Programming from July 2008, Vice President, Programming from July 2004, Senior Director, Programming from July 2002 and Director, Programming from November 1999. Before joining MCC in 1999, Mr. Paden held various corporate programming and accounting management positions with Insight Communications, Century Communications and Multivision Cable TV.

Ed Pardini has 36 years of experience in the cable industry, and has served as MCC’s Senior Vice President, Field Operations since May 2012. Prior to that time, he was Senior Vice President, Divisional Operations for the North Central Division from April 2006. Before joining MCC, Mr. Pardini served as an operating executive in several markets with Comcast since 1989, concluding his final assignment as a Senior Regional Vice President for Philadelphia and eastern Pennsylvania. Prior to that time, Mr. Pardini served in various financial management positions with Greater Media Cable and Viacom Cable.

Dan Templin has 27 years of experience in the cable and broadband industries, and has served as MCC’s Senior Vice President, Mediacom Business and President of MCC’s CLEC entities since April 2011. His responsibilities for Mediacom Business include SMB and Enterprise network services and also the OnMedia advertising sales unit. Prior to that time, he was MCC’s Group Vice President, Strategic Marketing and Product Development since May 2008. Before joining MCC, Mr. Templin served in a number of senior operations, product and marketing roles with Susquehanna Communications, Comcast and Jones Intercable.

JR Walden has 23 years of experience in the cable industry, and 30 years of experience in Internet and Telecommunications technology. He has served as MCC’s Senior Vice President, Technology since February 2008. Prior to that time, he was MCC’s Group Vice President, IP Services from July 2004, MCC’s Vice President, IP Services from July 2003, MCC’s Senior Director of IP Services from June 2002 and MCC’s IP Services Director from October 1998. Before joining MCC in 1998, Mr. Walden worked in the defense research industry holding various positions with the Department of Defense, Comarco and Science Applications International Corporation.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of gross operating revenues, and MCC shall be responsible for, among other things, the compensation (including benefits) of MCC’s executive management. For the year ended December 31, 2018, MCC charged us $24.0 million of such management fees, approximately 2.2% of gross operating revenues.

We periodically receive the contributions from, and make contributions to, MCC as described elsewhere in this Annual Report.

Other Relationships

In July 2001, we received a $150 million preferred membership interest from Mediacom LLC, a wholly owned subsidiary of MCC. The preferred membership interest has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2018, we paid an aggregate of $18 million in cash dividends on the preferred membership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	Year Ended
	December 31,
	2018	2017
Audit fees	$444	$431
Audit-related fees	78	22
Tax fees	—	—
All other fees	19	69

Total	$541	$522

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Mediacom Broadband LLC(1)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(1)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation(1)

3.4	By-Laws of Mediacom Broadband Corporation(1)

4.1	Indenture relating to 5 1/2% senior notes due 2021 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)

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

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Changes in Member’s Deficit for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of Mediacom Broadband LLC and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Mediacom Broadband LLC and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c) Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions - Charged to costs and expenses	Additions - Charged to other accounts	Deductions	Balance at end of period
December 31, 2016
Allowance for doubtful accounts:
Current receivables	$3,627	$5,896	$—	$5,666	$3,857

December 31, 2017
Allowance for doubtful accounts:
Current receivables	$3,857	$3,557	$—	$4,050	$3,364

December 31, 2018
Allowance for doubtful accounts:
Current receivables	$3,364	$3,799	$—	$3,610	$3,553

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 8, 2019

	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROCCO B. COMMISSO	Chief Executive Officer	March 8, 2019
Rocco B. Commisso	(principal executive officer)

/s/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 8, 2019
Mark E. Stephan	(principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 8, 2019

	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROCCO B. COMMISSO	Chief Executive Officer and Director	March 8, 2019
Rocco B. Commisso	(principal executive officer)

/s/ MARK E. STEPHAN	Executive Vice President and Chief Financial Officer	March 8, 2019
Mark E. Stephan	(principal financial officer and principal accounting officer)

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