Form 10-Q
period 2019-03-31
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2019-05-08
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	—	—

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

•	lower demand for our services from existing and potential residential and business customers that may result from increased competition, weakened economic conditions or other factors;

•	continued increases in video programming costs and our ability to fully offset the effects of these higher costs;

•	an acceleration in bandwidth consumption by high-speed data customers greater than current expectations, that could require unplanned capital expenditures;

•	our ability to continue to grow our business services customer base and associated revenues;

•	our ability to successfully adopt new technologies and introduce new products and services, or enhance existing ones, to meet customer demands and preferences;

•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;

•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other events outside our control;

•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;

•	our ability to generate sufficient cash flows from operations to meet our debt service obligations and make necessary capital investments;

•	our ability to comply with all covenants in our indenture and credit facility, the failure to comply with some of which could result in an acceleration of our indebtedness;

•	our ability to refinance future debt maturities on favorable terms, if at all;

•	changes in assumptions underlying our critical accounting policies;

•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses or increase the level of competition we face; and

•	other risks and uncertainties discussed in our Annual Report for the year ended December 31, 2018 and other reports or documents that we file from time to time with the SEC.

Statements included in our Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in our Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$133,886	$29,964
Accounts receivable, net of allowance for doubtful accounts of $3,281 and $3,554	34,994	40,252
Prepaid expenses and other current assets	25,982	24,347

Total current assets	194,862	94,563
Property, plant and equipment, net of accumulated depreciation of $1,757,456 and $1,730,750	850,989	850,638
Right-of-use operating lease assets	25,256	—
Franchise rights	1,176,364	1,176,364
Goodwill	195,855	195,855
Other assets, net of accumulated amortization of $5,999 and $5,761	14,202	14,312

Total assets	$2,457,528	$2,331,732

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$149,815	$146,080
Accounts payable - affiliates	10,345	20,104
Deferred revenue - current	22,179	22,345
Current portion of long-term debt	170,500	20,500

Total current liabilities	352,839	209,029
Long-term debt, net (less current portion)	1,036,251	1,190,557
Deferred revenue - non-current	8,188	8,237
Right-of-use operating lease liabilities - non-current	20,547	—

Total liabilities	1,417,825	1,407,823

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital contributions	160,535	99,358
Retained earnings	729,168	674,551

Total member’s equity	889,703	773,909

Total liabilities, preferred members’ interest and member’s equity	$2,457,528	$2,331,732

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$279,254	$269,681
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	115,399	113,042
Selling, general and administrative expenses	47,512	47,708
Management fee expense	6,600	6,000
Depreciation and amortization	36,205	37,436

Operating income	73,538	65,495
Interest expense, net	(14,117)	(17,133)
Gain on derivatives, net	—	1,467
Other expense, net	(304)	(321)

Net income	$59,117	$49,508
Dividend to preferred members (Note 7)	(4,500)	(4,500)

Net income applicable to member	$54,617	$45,008

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Capital (Distributions) Contributions	Retained Earnings	Total Member’s Equity
Balance, December 31, 2017	$(98,268)	$496,096	$397,828
Net income	—	49,508	49,508
Dividend payments to related party on preferred members’ interest	—	(4,500)	(4,500)
Capital contributions from parent	158,000	—	158,000
Capital distributions to parent	(500)	—	(500)
Revenue recognition adoption (Note 12)	—	(1,231)	(1,231)
Other	34	—	34

Balance, March 31, 2018	$59,266	$539,873	$599,139

Balance, December 31, 2018	$99,358	$674,551	$773,909
Net income	—	59,117	59,117
Dividend payments to related party on preferred members’ interest	—	(4,500)	(4,500)
Capital contributions from parent	110,950	—	110,950
Capital distributions to parent	(49,800)	—	(49,800)
Other	27	—	27

Balance, March 31, 2019	$160,535	$729,168	$889,703

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,117	$49,508
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,205	37,436
Deferred compensation	204	—
Gain on derivatives, net	—	(1,467)
Amortization of deferred financing costs	1,030	1,167
Changes in assets and liabilities:
Accounts receivable, net	5,258	6,887
Prepaid expenses and other assets	(230)	223
Accounts payable, accrued expenses and other current liabilities	(1,062)	7,903
Accounts payable - affiliates	(9,759)	(18,770)
Deferred revenue - current	(166)	(654)
Deferred revenue - non-current	(49)	(49)
Other non-current liabilities	(685)	—

Net cash flows provided by operating activities	$89,863	$82,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(36,554)	$(44,889)
Change in accrued property, plant and equipment	187	1,018
Proceeds from sale of assets	65	743

Net cash flows used in investing activities	$(36,302)	$(43,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$—	$31,000
Repayment of bank debt	(5,125)	(68,250)
Dividend payments on preferred members’ interest (Note 7)	(4,500)	(4,500)
Capital contributions from parent (Note 8)	110,950	158,000
Capital distributions to parent (Note 8)	(49,800)	(500)
Other financing activities	(1,164)	3,558

Net cash flows provided by financing activities	$50,361	$119,308

Net change in cash	103,922	158,364
CASH, beginning of period	29,964	12,606

CASH, end of period	$133,886	$170,970

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

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair statement of our consolidated results of operations, financial position, and cash flows for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2019.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard on its effective date, January 1, 2019, using a modified retrospective transition approach in which prior periods were not restated.

ASU 2016-02 and related guidance had no impact on our statement of operations or cash flows at adoption.

The most significant changes relate to: the recognition of new ROU operating lease assets of $26.3 million and operating lease liabilities of $26.5 million on our balance sheet as of January 1, 2019 for office equipment, real estate, and other assets as determined.

We elected all of the practical expedients afforded under ASU 2016-02 and related guidance, except for the practical expedient of “Hindsight” and lessee’s accounting of lease and non-lease components. The practical expedients we elected include: “the package” of practical expedients, land easements, lessors ability to combine lease and non-lease components and short-term leases. See Note 13.

Accounting Pronouncements with Future Adoption Dates

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

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other – (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect that ASU 2017-04 will have a material impact on our financial position, operations or cash flows upon adoption.

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

3. FAIR VALUE

Our financial assets and liabilities are measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”), have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

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

As of March 31, 2019 and December 31, 2018, we had no interest rate swaps.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $1.5 million for the three months ended March 31, 2018.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Cable systems, equipment and customer devices	$2,495,563	$2,467,534
Vehicles	48,626	49,784
Buildings and leasehold improvements	38,413	38,366
Furniture, fixtures and office equipment	18,058	17,919
Land and land improvements	7,785	7,785

Property, plant and equipment, gross	$2,608,445	$2,581,388
Accumulated depreciation	(1,757,456)	(1,730,750)

Property, plant and equipment, net	$850,989	$850,638

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Accrued programming costs	$35,503	$33,335
Accounts payable - trade	29,632	32,237
Accrued taxes and fees	17,349	17,761
Accrued payroll and benefits	15,048	15,412
Accrued property, plant and equipment	10,319	10,132
Accrued service costs	9,264	5,624
Advance customer payments	8,410	8,689
Bank overdrafts (1)	6,904	8,067
Accrued administrative costs	5,903	5,568
Accrued interest	5,292	2,809
Accrued marketing costs	3,962	3,694
Accrued telecommunications costs	971	1,036
Other accrued expenses	1,258	1,716

Accounts payable, accrued expenses and other current liabilities	$149,815	$146,080

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Bank credit facility	$1,019,250	$1,024,375
5 1⁄2% senior notes due 2021	200,000	200,000

Total debt	$1,219,250	$1,224,375
Less: current portion	170,500	20,500

Total long-term debt, gross (less current portion)	$1,048,750	$1,203,875
Less: deferred financing costs, net	12,499	13,318

Total long-term debt, net (less current portion)	$1,036,251	$1,190,557

2019 Financing Activity

On March 15, 2019, we called for the irrevocable redemption of $150.0 million principal amount outstanding of our 5½% senior notes due March 2021 (the “5½% Notes”).

On April 15, 2019, we completed the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. See Note 14.

Bank Credit Facility

As of March 31, 2019, we maintained a $1.394 billion credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$231.3 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$788.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of March 31, 2019, we had approximately $365.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to no outstanding loans and $9.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of March 31, 2019, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes and have been accounted for on a mark-to-market basis as of, and for the three months ended, March 31, 2018. As of March 31, 2019, we had no current or forward-starting interest rate swaps.

Senior Notes

As of March 31, 2019, we had $200 million of outstanding senior notes, all of which comprised our 5 1⁄2% Notes. On April 15, 2019, we completed the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes. See Note 14.

Our senior notes are unsecured obligations, and the indenture governing the 5½% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through March 31, 2019, we were in compliance with all covenants under the indenture. As of the same date, the indenture allowed for the full or partial repayment of any of our senior notes at par value at any time prior to maturity.

Debt Ratings

MCC’s corporate credit ratings are currently Ba1 by Moody’s and BB+ by Standard and Poor’s (“S&P”), both with stable outlooks, and our senior unsecured ratings are currently Ba2 by Moody’s and BB- by S&P, both with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indenture that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018
5 1⁄2% senior notes due 2021	$200,750	$200,500

Total senior notes	$200,750	$200,500

Bank credit facility	$1,013,340	$992,775

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during the three months ended March 31, 2019 and 2018.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $111.0 million and $158.0 million during the three months ended March 31, 2019 and 2018, respectively. We made capital distributions to parent in cash of $49.8 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively. See Note 6.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $6.6 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively.

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

We last evaluated the factors surrounding our Mediacom Broadband reporting unit as of October 1, 2018 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test. We last evaluated our other intangible assets as of October 1, 2018 and did not believe that it was “more likely than not” that an impairment existed at that time.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of March 31, 2019.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.3 million for each of the three months ended March 31, 2019 and 2018.

Our revenues by type of service are as follows (dollars in thousands):

	Three Months Ended
	March 31,
Type of service	2019	2018
HSD	$109,436	$97,501
Video	103,195	107,672
Phone	15,918	15,149
Business services	42,350	40,153
Advertising	8,355	9,206

Total revenues	$279,254	$269,681

Virtually all of our revenue streams, including subscription services and equipment rental, are recognized over time. We recognize revenue at a point in time for services such as pay-per-view, video on demand, advertising and miscellaneous fees.

13. LEASES

We maintain leases for real estate, office buildings, fiber and office equipment. Our leases have remaining terms ranging from 1 – 20 years, some of which include options to extend the leases.

We determine if an arrangement is a lease at inception. ROU assets on our Consolidated Balance Sheet represent our right to use an underlying asset for the operating lease term and lease liabilities on our Consolidated Balance Sheet represent our obligation to make lease payments arising from the operating lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since the implicit rate of our leases is not easily determinable, we use our incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The incremental borrowing rate is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses LIBOR and risk-adjusts that rate to approximate a collateralized rate for us, which will be updated on a quarterly basis for measurement of new lease liabilities. We apply the incremental borrowing rate on a portfolio basis to all asset classes. The operating lease ROU asset also includes any lease payments made and is adjusted for lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We account for variable lease payments, such as those amounts that are impacted by the consumer price index, as a separate component from lease expense in the subsequent period in which it applies. We account for lease and non-lease components within an operating lease arrangement as separate components.

The components of lease expense were as follows (amounts in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$1,533
Short-term lease costs	985
Variable lease costs	178

Total lease expense	$2,696

Sub-lease income was not material.

Supplemental cash flow information related to leases were as follows (amounts in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,909

Right-of-use operating lease assets obtained in exchange for operating lease obligations (non-cash)	$26,499

Weighted Average Remaining Lease Term:
Operating leases	6.5 years

Weighted Average Discount Rate:
Operating leases	4.6%

Our future minimum annual rental payments of our operating leases as of March 31, 2019 are listed as follows (amounts in thousands):

Nine months ended December 31, 2019	$4,454
2020	5,488
2021	5,282
2022	4,261
2023	2,617
Thereafter	7,570

Total lease payments	$29,672
Imputed interest	4,429

Total operating lease liabilities	$25,243

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.0 million, for the year ended December 31, 2018. Future minimum annual rental payments of our operating leases as of December 31, 2018 were as follows (dollars in thousands):

For the year ended
December 31,	Amount
2019	$2,289
2020	1,831
2021	1,683
2022	1,454
2023	985
Thereafter	2,398

Total lease payments	$10,640

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$10,839	$8,726

Non-cash items:
Accounts receivable/deferred revenue - adjustment	$—	$32,848
Prepaid expenses and other current assets/deferred revenue - adjustment	$—	$15,756
Prepaid expenses and other current assets - reclassification	$—	$7,371
Deferred revenue - current/non-current - reclassification	$—	$7,962
Accounts payable/deferred revenue current - reclassification	$—	$6,507

15. SUBSEQUENT EVENTS

On April 15, 2019, we redeemed $150.0 million of principal amount outstanding of the 5 1⁄2% Notes at a redemption price of 100.0% for each $1,000 principal amount redeemed or approximately $150.0 million. Such redemption was funded with $117.9 million of available cash and $32.1 million of borrowings under our revolving credit facility. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. See Note 6.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended March 31, 2019 and 2018, and with our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, or video customers. MCC is the leading gigabit broadband provider to smaller markets primarily in the Midwest and Southeast. Through its fiber-rich network, MCC provides high-speed data (“HSD”), video, and phone services to households and businesses across 22 states. Through Mediacom Business, MCC delivers scalable broadband solutions to commercial and public sector customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of March 31, 2019, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 1,288,000 HSD customers, 764,000 video customers and 617,000 phone customers, aggregating 2,669,000 primary service units (“PSUs”). As of the same date, we had 1,367,000 residential and business customer relationships.

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of March 31, 2019, we served approximately 713,000 HSD customers, 422,000 video customers and 342,000 phone customers, aggregating 1,477,000 PSUs. As of the same date, we served 759,000 residential and business customer relationships.

We offer HSD, video and phone services individually and in bundled packages to residential and small- to medium-sized business (“SMB”) customers over our hybrid fiber and coaxial cable (“HFC”) network, and provide fiber-based network and transport services to medium- and large-sized businesses, governments and educational institutions. We also sell advertising to local, regional and national advertisers on video and digital platforms. Our services are typically offered on a subscription basis, with installation fees, monthly rates and related charges that vary according to the equipment and features customers choose. We generally offer discounted packages for new customers and those who take multiple services, and market bundled packages under the Xtream brand that includes HSD with a wireless gateway, video with digital video recorder (“DVR”) service and set-tops with the TiVo guide, and phone service.

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

Our residential HSD service competes primarily with digital subscriber line (“DSL”) services offered by local phone companies and wireless services offered by cellular phone companies. We have continued to grow our HSD customer base at a meaningful rate over the last several years. We believe our HSD service offers greater capacity and reliability than DSL and wireless offerings in our service areas, and our minimum downstream speed of up to 60 megabits per second (“Mbps”) is faster than the highest speed offered by substantially all our competitors. As consumers’ bandwidth consumption has dramatically risen in recent years, we have dedicated increasing levels of capital expenditures to allow for faster speeds and greater consumption. We recently completed the transition of our network to DOCSIS 3.1 technology and offer 1 gigabit (“Gbps”) downstream HSD service throughout substantially all of our footprint. We offer modems that function as a phone adapter and wireless gateway, ensuring performance of multiple personal devices used at the same time, and our WiFi360 service provides additional access points and extends the range of the wireless network in the customer’s home. We also offer home security and automation services to residential HSD customers. We expect to continue to grow HSD revenues as we increase our customer base and our HSD customers choose higher speed tiers.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours and a variety of over-the-top (“OTT”) video services. Over the past several years, we have experienced meaningful video customer losses, largely to DBS competitors, which has contributed to video revenue declines. The introduction of more OTT video services and offerings have represented an increasing source of additional competition for our video service. We have placed a greater emphasis on higher quality residential customer relationships, and we have generally eliminated or reduced tactical discounts for video customers that do not purchase two or more services. To appeal to such higher-quality consumers, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We also offer a lower-cost IP set-top that offers the TiVo guide and OTT video services, but without the required equipment for DVR service. Our voice-controlled remote allows our customers to use voice commands to change channels, search for shows and discover content through recommendations. If we cannot offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, we may continue to experience declines in annual video revenues.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe we will continue to grow residential phone customers, but our ability to increase phone revenues at a similar rate as customer growth will likely be muted due to unit pricing pressure.

Our business services primarily compete for SMB customers with local phone companies, many of which have had a historical advantage given long-term relationships with such customers, a broader footprint that allows them to more effectively serve multiple locations, and existing networks built in certain commercial areas that we do not currently serve. Our enterprise-level services, including cell tower backhaul, also face competition from these local phone companies along with other carriers, including metro and regional fiber-based carriers. In recent years, we have aggressively marketed our business services and have increasingly made capital investments to expand our network into additional commercial areas. We believe these tactics have allowed us to gain market share, resulting in sustained business services revenue growth over the past several years, which we believe will continue.

We sell advertising and production services to local, regional and national customers under the OnMedia brand. Our advertising revenues are determined, in part, by the number of video customers served and are impacted by overall advertising competition in our markets, including local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines, outdoor display and Internet companies. In recent years, our advertising revenues have trended lower as competition elevated, substantially a result of digital marketing capturing a greater share of overall advertising spending, along with a declining video customer base. While these secular declines have been periodically offset by increased levels of political advertising during national elections and other significant political events, we believe annual advertising revenues will likely continue to decline.

Video programming has been our single largest expense and, on a per-video customer basis, has continually increased at a higher rate than our ability to offset such increases with rate increases to our customers, particularly due to sports programming and retransmission consent fees. Media industry consolidation has resulted in the formation of large media conglomerates and large independent broadcast groups, who own or control a family of popular cable networks and a significant number of local broadcast stations across the country and, in some cases, own, control or otherwise represent multiple stations in the same market. Many of those powerful owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, which has materially diminished our ability to selectively negotiate for the carriage or tier placement of individual networks or stations and to slow the rate of growth of our programming costs and the video rates our customers ultimately pay. Our inability to fully recover the programming cost increases has adversely impacted, and continues to adversely impact, our video service margins and related cash flows.

2019 Developments

2019 Financing Activity

On March 15, 2019, we called for the redemption of $150.0 million principal amount outstanding of our 5½% senior notes due March 2021 (the “5½% Notes”). On April 15, 2019, we completed the redemption of $150.0 million principal amount outstanding of the 5½% Notes. Upon completion of the partial redemption, $50.0 million principal amount of the 5½% Notes remained outstanding.

See “Liquidity and Capital Resources — Capital Structure — 2019 Financing Activity” and Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Revenues

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

Business Services

Business services revenues primarily represent monthly fees charged to SMBs for HSD, video and phone services, which vary according to the level of service taken, and fees charged to large businesses, including revenues from cell tower backhaul and enterprise class services.

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

Video programming costs, which are generally paid on a per-video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long-distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming costs, will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three Months ended March 31, 2019 Compared to Three Months ended March 31, 2018

The table below sets forth our consolidated statements of operations and Adjusted OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2019	2018	% Change
Revenues	$279,254	$269,681	3.5%
Costs and expenses:
Service costs	115,399	113,042	2.1%
Selling, general and administrative expenses	47,512	47,708	(0.4%)
Management fee expense	6,600	6,000	10.0%
Depreciation and amortization	36,205	37,436	(3.3%)

Operating income	73,538	65,495	12.3%
Interest expense, net	(14,117)	(17,133)	(17.6%)
Gain on derviatives, net	—	1,467	NM
Other expense, net	(304)	(321)	NM

Net income	$59,117	$49,508	19.4%

Adjusted OIBDA	$109,947	$102,931	6.8%

The table below represents a reconciliation of operating income to Adjusted OIBDA (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	% Change
Operating income	$73,538	$65,495	12.3%
Depreciation and amortization	36,205	37,436	(3.3%)
Deferred compensation	204	—	NM

Adjusted OIBDA	$109,947	$102,931	6.8%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended
	March 31,
	2019	2018	% Change
HSD	$109,436	$97,501	12.2%
Video	103,195	107,672	(4.2%)
Phone	15,918	15,149	5.1%
Business services	42,350	40,153	5.5%
Advertising	8,355	9,206	(9.2%)

Total revenues	$279,254	$269,681	3.5%

Average total monthly revenue per customer relationship (1)	$123.13	$118.99	3.5%

	March 31,
	2019	2018	% Change
HSD customers	713,000	679,000	5.0%
Video customers	422,000	453,000	(6.8%)
Phone customers	342,000	323,000	5.9%

Primary service units (PSUs)	1,477,000	1,455,000	1.5%

Customer relationships	759,000	756,000	0.4%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 3.5% for the three months ended March 31, 2019, primarily due to greater HSD and, to a lesser extent, business services and phone revenues, offset in part by lower video and advertising revenues.

We gained 6,000 and 1,000 customer relationships during the three months ended March 31, 2019 and 2018, respectively. Average total monthly revenue per customer relationship was $123.13 for the three months ended March 31, 2019, representing an increase of 3.5%.

HSD

HSD revenues rose 12.2% for the three months ended March 31, 2019, mainly as a result of more customers paying higher rates for faster speed tiers and, to a lesser extent, a larger residential HSD customer base compared to the prior year period. We gained 14,000 and 11,000 HSD customers during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we served 713,000 HSD customers, or 47.0% of estimated homes passed.

Video

Video revenues declined 4.2% for the three months ended March 31, 2019, principally due to a smaller residential video customer base compared to the prior year period, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, more customers taking our advanced set-tops. We lost 6,000 and 2,000 video customers during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we served 422,000 video customers, or 27.8% of estimated homes passed, and 42.4% of our residential video customers took our DVR service, which represents the largest component of advanced video services revenues.

Phone

Phone revenues increased 5.1% for the three months ended March 31, 2019, primarily due to a larger residential phone customer base compared to the prior year period, offset in part by greater levels of discounting within the bundled packaging of our services. We gained 3,000 and 11,000 phone customers during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we served 342,000 phone customers, or 22.5% of estimated homes passed.

Business Services

Business services revenues grew 5.5% for the three months ended March 31, 2019, primarily due to a larger SMB customer base compared to the prior year period, offset in part by lower revenues from our tower backhaul services.

Advertising

Advertising revenues fell 9.2% for the three months ended March 31, 2019, principally due to lower levels of political advertising and, to a lesser extent, a smaller video customer base compared to the prior year period.

Costs and Expenses

Service Costs

Service costs increased 2.1% for the three months ended March 31, 2019, principally due to greater video programming and, to a lesser extent, employee costs. Programming costs were 2.3% higher, mainly due to contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by a smaller video customer base compared to the prior year period. Employee costs grew 7.7%, primarily due to greater field employee benefits and compensation levels. Service costs as a percentage of revenues were 41.3% and 41.9% for the three months ended March 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 0.4% for the three months ended March 31, 2019, largely a result of lower marketing and bad debt expenses, mostly offset by greater advertising and billing expenses. Marketing expenses declined 4.2%, mainly due to lower spending on print, mail and television advertising, offset in part by greater spending on the marketing of our business services. Bad debt expense fell 10.4%, substantially due to lower write-offs associated with customer accounts. Advertising expense rose 13.7%, principally due to higher levels of marketing associated with our OnMedia group. Billing expenses increased 5.2%, primarily due to greater fees associated with customers’ bank and credit card payments. Selling, general and administrative expenses as a percentage of revenues were 17.0% and 17.7% for the three months ended March 31, 2019 and 2018, respectively.

Management Fee Expense

Management fee expense grew 10.0% for the three months ended March 31, 2019, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.4% and 2.2% for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization was 3.3% lower for the three months ended March 31, 2019, mainly due to older investments in customer premise equipment and network assets becoming fully depreciated, offset in part by depreciation of investments in HSD bandwidth expansion and business customer support equipment software.

Operating Income

Operating income rose 12.3% for the three months ended March 31, 2019, primarily due to the increase in revenues, offset in part by higher service costs and, to a lesser extent, management fees.

Interest Expense, Net

Interest expense, net, fell 17.6% for the three months ended March 31, 2019, due to lower average outstanding indebtedness, offset in part by a higher average cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net gain on derivatives of $1.5 million for the three months ended March 31, 2018. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Other Expense, Net

Other expense, net was $0.3 million for the three months ended March 31, 2019, substantially representing $0.4 million of revolving credit commitment fees, offset in part by $0.1 million of other income.

Other expense, net, was $0.3 million for the three months ended March 31, 2018, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $59.1 million and $49.5 million for the three months ended March 31, 2019 and 2018, respectively.

Adjusted OIBDA

Adjusted OIBDA grew 6.8% for the three months ended March 31, 2019, substantially due to the increase in revenues and, to a much lesser extent, selling, general and administrative expenses, offset in part by higher service costs and, to a much lesser extent, management fees.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of March 31, 2019, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months and $150.0 million of the 5½% Notes, which had been called for redemption. See “2019 Financing Activity” below and Notes 6 and 14 in our Notes to Consolidated Financial Statements. As of the same date, our sources of liquidity included $133.9 million of cash and approximately $365.6 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to no outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

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

2019 Financing Activity

On March 15, 2019, we called for the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes.

On April 15, 2019, approximately $117.9 million of available cash, along with $32.1 million of borrowings under our revolving credit commitments, were used to fund the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes at a redemption price of 100.0% for each $1,000 principal amount redeemed, or approximately $150.0 million. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding.

As of March 31, 2019, after giving effect to such financing activity as if it had occurred on such date:

•	our sources of liquidity would have included approximately $333.5 million of unused and available commitments under our revolving credit facility;

•	there would have been $32.1 million of outstanding loans under our revolving credit commitments; and

•	our available cash would have been approximately $15.9 million;

See Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $89.9 million for the three months ended March 31, 2019, primarily due to Adjusted OIBDA of $109.9 million, offset in part by interest expense of $14.1 million and, to a much lesser extent, the $6.7 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to decreases in accounts payable to affiliates of $9.8 million and in accounts payable, accrued expenses and other current liabilities of $1.1 million, offset in part by a decrease in accounts receivable, net of $5.3 million.

Net cash flows provided by operating activities were $82.2 million for the three months ended March 31, 2018, primarily due to Adjusted OIBDA of $102.9 million, offset in part by interest expense of $17.1 million and, to a much lesser extent, the $4.5 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable to affiliates of $18.8 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $7.9 million and a decrease in accounts receivable, net, of $6.9 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $36.3 million for the three months ended March 31, 2019, substantially comprising $36.6 million of capital expenditures.

Net cash flows used in investing activities were $43.1 million for the three months ended March 31, 2018, substantially comprising $44.9 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $1.0 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Customer premise equipment	$17,956	$20,925	$(2,969)
Enterprise networks	1,808	1,700	108
Scalable infrastructure	5,196	13,315	(8,119)
Line extensions	2,787	2,035	752
Upgrade / rebuild	5,985	4,356	1,629
Support capital	2,822	2,558	264

Total capital expenditures	$36,554	$44,889	$(8,335)

The decrease in capital expenditures largely reflects lower spending in: (i) scalable infrastructure, mainly due to lower spending on HSD bandwidth expansion; and (ii) customer premise equipment, primarily due to lower spending on modems for our HSD service and reduced installation and fulfillment expenditures associated with lower connect activity; offset in part by greater upgrade and rebuild investments, principally due to restoration activity in areas affected by Hurricane Michael in October 2018.

Net Cash Flows Used in Financing Activities

Net cash flows provided by financing activities were $50.4 million for the three months ended March 31, 2019, primarily comprising $111.0 million of capital contributions from our parent, MCC, offset in part by $49.8 million of capital distributions to MCC, $5.1 million of net repayments under our bank credit facility, $4.5 million of dividend payments on preferred members’ interest and $1.2 million of other financing activities.

Net cash flows provided by financing activities were $119.3 million for the three months ended March 31, 2018, primarily comprising $158.0 million of capital contributions from our parent, MCC, which was in turn contributed from Mediacom LLC to partially fund the redemption of certain previously existing senior notes in April 2018, and $3.6 million of other financing activities, offset in part by $37.3 million of net repayments under our bank credit facility and $4.5 million of dividend payments on preferred members’ interest.

Capital Structure

As of March 31, 2019, our total indebtedness was $1.219 billion, of which approximately 16% was at fixed interest rates. During the three months ended March 31, 2019, we paid cash interest of $10.8 million, net of capitalized interest.

2019 Financing Activity

On March 15, 2019, we called for the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes.

On April 15, 2019, $117.9 million of available cash, along with $32.1 million of borrowings under our revolving credit commitments, were used to fund the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding.

See Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Bank Credit Facility

As of March 31, 2019, we maintained a $1.394 billion credit facility, comprising $1,019.3 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had $365.6 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to no outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

As of March 31, 2019, after giving effect to the items noted in “2019 Financing Activity” as if they had occurred on such date, we would have had $333.5 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $32.1 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through March 31, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.2 to 1.0 and an interest coverage ratio of 5.8 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of March 31, 2019, we had no current or forward-starting interest rate swaps.

Senior Notes

As of March 31, 2019, we had $200 million of outstanding senior notes, all of which comprised the 5 1⁄2% Notes. On April 15, 2019, we repaid $150.0 million principal amount outstanding of the 5 1⁄2% Notes. Upon completion of such repayment, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. See Notes 6 and 14 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5½% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through March 31, 2019, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 2.8 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

Debt Ratings

MCC’s corporate credit ratings are currently Ba1 by Moody’s and BB+ by Standard and Poor’s (“S&P”), both with stable outlooks, and our senior unsecured ratings are currently Ba2 by Moody’s and BB- by S&P, both with stable outlooks.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of March 31, 2019.

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

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of March 31, 2019.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2019.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

May 8, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

May 8, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer