Form 10-Q
period 2019-06-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2019-08-07
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

This Quarterly Report on Form 10-Q is for the six months ended June 30, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,724	$29,964
Accounts receivable, net of allowance for doubtful accounts of $3,478 and $3,554	37,655	40,252
Prepaid expenses and other current assets	26,014	24,347

Total current assets	76,393	94,563
Property, plant and equipment, net of accumulated depreciation of $1,765,583 and $1,730,750	857,287	850,638
Right-of-use operating assets	24,837	—
Franchise rights	1,176,364	1,176,364
Goodwill	195,855	195,855
Other assets, net of accumulated amortization of $6,241 and $5,761	13,023	14,312

Total assets	$2,343,759	$2,331,732

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$151,361	$146,080
Accounts payable - affiliates	9,789	20,104
Deferred revenue - current	22,346	22,345
Current portion of long-term debt	20,500	20,500

Total current liabilities	203,996	209,029
Long-term debt, net (less current portion)	1,255,496	1,190,557
Deferred revenue - non-current	7,983	8,237
Right-of-use operating liabilities - non-current	19,607	—

Total liabilities	1,487,082	1,407,823
Commitments and contingencies (Note 10)
PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000
MEMBER’S EQUITY
Capital (distributions) contributions	(79,459)	99,358
Retained earnings	786,136	674,551

Total member’s equity	706,677	773,909

Total liabilities, preferred members’ interest and member’s equity	$2,343,759	$2,331,732

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$284,403	$274,752	$563,657	$544,433
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	117,413	115,267	232,812	228,309
Selling, general and administrative expenses	48,720	49,102	96,232	96,810
Management fee expense	6,000	5,350	12,600	11,350
Depreciation and amortization	36,089	36,479	72,294	73,915

Operating income	76,181	68,554	149,719	134,049
Interest expense, net	(13,575)	(13,337)	(27,692)	(30,470)
(Loss) gain on derivatives, net	—	(816)	—	651
Loss on early extinguishment of debt (Note 6)	(899)	(12,216)	(899)	(12,216)
Other expense, net	(239)	(261)	(543)	(582)

Net income	$61,468	$41,924	$120,585	$91,432
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)

Net income applicable to member	$56,968	$37,424	$111,585	$82,432

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Capital		Total
	(Distributions)	Retained	Member’s
	Contributions	Earnings	Equity
Balance, December 31, 2017	$(98,268)	$496,096	$397,828
Net income	—	91,432	91,432
Dividend payments to related party on preferred members’ interest	—	(9,000)	(9,000)
Capital contributions from parent	188,000	—	188,000
Capital distributions to parent	(8,800)	—	(8,800)
Revenue recognition adoption (Note 12)	—	(1,231)	(1,231)
Other	65	—	65

Balance, June 30, 2018	$80,997	$577,297	$658,294

Balance, December 31, 2018	$99,358	$674,551	$773,909
Net income	—	120,585	120,585
Dividend payments to related party on preferred members’ interest	—	(9,000)	(9,000)
Capital contributions from parent	175,730	—	175,730
Capital distributions to parent	(354,600)	—	(354,600)
Other	53	—	53

Balance, June 30, 2019	$(79,459)	$786,136	$706,677

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,585	$91,432
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	72,294	73,915
Deferred compensation	408	—
Gain on derivatives, net	—	(651)
Loss on early extinguishment of debt	899	2,651
Amortization of deferred financing costs	1,952	2,197
Debt extinguishment costs	—	9,565
Changes in assets and liabilities:
Accounts receivable, net	2,597	1,973
Prepaid expenses and other assets	1,817	423
Accounts payable, accrued expenses and other current liabilities	(3,693)	(7,030)
Accounts payable - affiliates	(10,315)	(6,785)
Deferred revenue - current	1	(212)
Deferred revenue - non-current	(254)	4
Other non-current liabilities	(1,766)	—

Net cash flows provided by operating activities	$184,525	$167,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(79,102)	$(85,328)
Change in accrued property, plant and equipment	2,531	97
Proceeds from sale of assets	292	868

Net cash flows used in investing activities	$(76,279)	$(84,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$527,000	$386,875
Repayment of bank debt	(314,500)	(336,375)
Redemption of senior notes	(150,000)	(300,000)
Dividend payments on preferred members’ interest (Note 7)	(9,000)	(9,000)
Capital contributions from parent (Note 8)	175,730	188,000
Capital distributions to parent (Note 8)	(354,600)	(8,800)
Debt extinguishment costs	—	(9,565)
Other financing activities	(116)	4,711

Net cash flows used in financing activities	$(125,486)	$(84,154)

Net change in cash	(17,240)	(1,035)
CASH, beginning of period	29,964	12,606

CASH, end of period	$12,724	$11,571

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The objective of ASU 2016-02 is to address the concerns to increase the transparency around lease obligations. To address these concerns, previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet. Accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements, financial statement users will be able to more accurately compare information from one company to another. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Accounting Pronouncements with Future Adoption Dates

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income including loans, debt securities, trade receivables, net investments in leases, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have not determined the impact that ASU 2016-13 will have on our financial position, operations or cash flows.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect that ASU 2017-04 will have a material impact on our financial position, operations or cash flows upon adoption.

In August 2018, the FASB issued ASU 2018-15 — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. We are still evaluating the impact of ASU 2018-15 and do not expect a material impact on our financial position, operations or cash flow upon adoption. The amendments in ASU 2018-15 are effective for us for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

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

As of June 30, 2019 and December 31, 2018, we had no interest rate swaps.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net loss on derivatives of $0.8 million for the three months ended June 30, 2018, and a net gain on derivatives of $0.7 million for the six months ended June 30, 2018.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Cable systems, equipment and customer devices	$2,517,110	$2,467,534
Vehicles	41,294	49,784
Buildings and leasehold improvements	38,603	38,366
Furniture, fixtures and office equipment	18,079	17,919
Land and land improvements	7,784	7,785

Property, plant and equipment, gross	$2,622,870	$2,581,388
Accumulated depreciation	(1,765,583)	(1,730,750)

Property, plant and equipment, net	$857,287	$850,638

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Accrued programming costs	$35,553	$33,335
Accounts payable - trade	24,917	32,237
Accrued taxes and fees	20,238	17,761
Accrued payroll and benefits	14,445	15,412
Accrued property, plant and equipment	12,663	10,132
Accrued service costs	10,566	5,624
Advance customer payments	8,685	8,689
Bank overdrafts (1)	7,950	8,067
Accrued administrative costs	7,422	5,568
Accrued marketing costs	5,285	3,694
Accrued interest	1,210	2,809
Accrued telecommunications costs	893	1,036
Other accrued expenses	1,534	1,716

Accounts payable, accrued expenses and other current liabilities	$151,361	$146,080

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Bank credit facility	$1,236,875	$1,024,375
5 1⁄2% senior notes due 2021	50,000	200,000

Total debt	$1,286,875	$1,224,375
Less: current portion	20,500	20,500

Total long-term debt, gross (less current portion)	$1,266,375	$1,203,875
Less: deferred financing costs, net	10,879	13,318

Total long-term debt, net (less current portion)	$1,255,496	$1,190,557

2019 Financing Activity

On March 15, 2019, we called for the irrevocable redemption of $150.0 million principal amount outstanding of our 5 1⁄2% senior notes due March 2021 (the “5 1⁄2% Notes”) and, on April 15, 2019, we redeemed $150.0 million of principal amount outstanding of the 5 1⁄2% Notes at a redemption price of 100.0% for each $1,000 principal amount redeemed or approximately $150.0 million. Such redemption was funded with $117.9 million of available cash and $32.1 million of borrowings under our revolving credit facility. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. As a result of the partial redemption of the 5 1⁄2% Notes, we recorded a loss on early extinguishment of debt of $0.9 million for the three and six months ended June 30, 2019, which represented the write-off of unamortized financing costs.

Bank Credit Facility

As of June 30, 2019, we maintained a $1.389 billion credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$228.1 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$786.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of June 30, 2019, we had approximately $142.8 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $222.8 million outstanding loans and $9.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2019, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps had not been designated as hedges for accounting purposes and had been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2018. As of June 30, 2019, we had no current or forward-starting interest rate swaps.

Senior Notes

As of June 30, 2019, we had $50.0 million of outstanding senior notes, all of which comprised our 5 1⁄2% Notes. On April 15, 2019, we redeemed $150.0 million of principal amount outstanding of the 5 1⁄2% Notes.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2019, we were in compliance with all covenants under the indenture. As of the same date, the indenture allowed for the full or partial repayment of any of our senior notes at par value at any time prior to maturity.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018
5 1⁄2% senior notes due 2021	$50,625	$200,500

Total senior notes	$50,625	$200,500

Bank credit facility	$1,237,858	$992,775

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended June 30, 2019 and 2018, and $9.0 million in cash dividends on the PMI during each of the six months ended June 30, 2019 and 2018.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $175.7 million and $188.0 million during the six months ended June 30, 2019 and 2018, respectively. We made capital distributions to parent in cash of $354.6 million and $8.8 million during the six months ended June 30, 2019 and 2018, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $6.0 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively and $12.6 million and $11.4 million for the six months ended June 30, 2019 and 2018, respectively.

Mediacom LLC is a preferred equity investor in us. See Notes 7 and 8.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of June 30, 2019.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.3 million and $5.6 for the three months ended June 30, 2019 and 2018 and $10.6 million and $10.8 million for the six months ended June 30, 2019 and 2018, respectively.

Our revenues by type of service are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of service	2019	2018	2019	2018
HSD	$113,331	$100,023	$222,767	$197,524
Video	102,629	107,812	205,824	215,484
Phone	16,172	15,271	32,090	30,420
Business services	43,491	41,682	85,841	81,835
Advertising	8,780	9,964	17,135	19,170

Total revenues	$284,403	$274,752	$563,657	$544,433

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

The components of lease expense were as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$1,503	$3,036
Short-term lease costs	952	1,937
Variable lease costs	81	258

Total lease expense	$2,536	$5,231

Sub-lease income was not material.

Supplemental cash flow information related to leases were as follows (dollars in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,826
Right-of-use assets obtained in exchange for lease obligations (non-cash)	$26,566
Weighted Average Remaining Lease Term:
Operating leases	6.4 years
Weighted Average Discount Rate:
Operating leases	4.5%

Our future minimum annual rental payments of our operating leases as of June 30, 2019 are listed as follows (dollars in thousands):

For the year ended	Future maturities
Six months ended December 31, 2019	$2,981
2020	5.691
2021	5,398
2022	4,355
2023	2,694
Thereafter	7,709

Total lease payments	$28,828
Imputed interest	4,650

Total operating lease liabilities	$24,178

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.0 million, for the year ended December 31, 2018. Future minimum annual rental payments of our operating leases as of December 31, 2018 were as follows (dollars in thousands):

For the year ended
December 31,	Amount
2019	$2,289
2020	1,831
2021	1,683
2022	1,454
2023	985
Thereafter	2,398

Total lease payments	$10,640

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$32,211	$33,784

Non-cash items:
Accounts receivable/deferred revenue - adjustment	$—	$32,848
Prepaid expenses and other current assets/deferred revenue - adjustment	$—	$15,756
Prepaid expenses and other current assets - reclassification	$—	$7,371
Deferred revenue - current/non-current - reclassification	$—	$7,962
Accounts payable/deferred revenue current - reclassification	$—	$6,507
Right-of-use assets/Right-of-use liabilities - capitalization	$26,566	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2019 and 2018, and with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of June 30, 2019, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 1,303,000 HSD customers, 747,000 video customers and 616,000 phone customers, aggregating 2,666,000 primary service units (“PSUs”). As of the same date, MCC had 1,368,000 residential and business customer relationships.

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of June 30, 2019, we served approximately 721,000 HSD customers, 412,000 video customers and 341,000 phone customers, aggregating 1,474,000 PSUs. As of the same date, we served 760,000 residential and business customer relationships.

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

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers that offer video programming substantially similar to ours and a variety of over-the-top (“OTT”) video services. In the past, we experienced meaningful video customer losses, largely to DBS competitors, which contributed to video revenue declines. More recently, significant competition from an increasing number of OTT video service providers has impacted our ability to attract new video customers. We have also implemented price increases on our video services to combat the rise in video programming costs (see below) and minimize the erosion of our gross video margin, which has put pressure on our ability to attract and retain video customers. In response, we have placed a greater emphasis on higher quality residential customer relationships, and we have generally eliminated or reduced tactical discounts for video customers who do not purchase two or more services. To appeal to such higher-quality consumers, we have deployed a next-generation Internet Protocol (“IP”) set-top that offers a cloud-based, graphically-rich TiVo guide with access and integrated search functionality to certain OTT video services, including Netflix, Hulu, and YouTube, along with a multi-room DVR service and the ability to download certain content to personal devices. We also offer a lower-cost IP set-top that offers the TiVo guide and OTT video services, but without the required equipment for DVR service. Our voice-controlled remote allows our customers to use voice commands to change channels, search for shows and discover content through recommendations. However, despite our strategic initiatives, we do not expect to fully offset video customer losses through higher average unit pricing and greater penetration of our advanced video services, so we will likely continue to experience declines in annual video revenues.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. Our ability to continue to grow phone revenues may be negatively impacted by unit pricing pressure and, to a lesser extent, potential future declines in residential phone customers, likely due to wireless substitution.

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

2019 Developments

2019 Financing Activity

On March 15, 2019, we called for the redemption of $150.0 million principal amount outstanding of our 5 1⁄2% senior notes due March 2021 (the “5 1⁄2% Notes”). On April 15, 2019, we completed the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding.

See “Liquidity and Capital Resources — Capital Structure — 2019 Financing Activity” and Note 6 in our Notes to Consolidated Financial Statements.

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

Actual Results of Operations

Three and Six Months ended June 30, 2019 Compared to Three and Six Months ended June 30, 2018

The table below sets forth our consolidated statements of operations and Adjusted OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$284,403	$274,752	3.5%	$563,657	$544,433	3.5%
Costs and expenses:
Service costs	117,413	115,267	1.9%	232,812	228,309	2.0%
Selling, general and administrative expenses	48,720	49,102	(0.8%)	96,232	96,810	(0.6%)
Management fee expense	6,000	5,350	12.1%	12,600	11,350	11.0%
Depreciation and amortization	36,089	36,479	(1.1%)	72,294	73,915	(2.2%)

Operating income	76,181	68,554	11.1%	149,719	134,049	11.7%
Interest expense, net	(13,575)	(13,337)	1.8%	(27,692)	(30,470)	(9.1%)
Gain on derviatives, net	—	(816)	NM	—	651	NM
Loss on early extinguishment of debt (Note 6)	(899)	(12,216)	NM	(899)	(12,216)	NM
Other expense, net	(239)	(261)	NM	(543)	(582)	NM

Net income	$61,468	$41,924	46.6%	$120,585	$91,432	31.9%

Adjusted OIBDA	$112,474	$105,033	7.1%	$222,421	$207,964	7.0%

The table below represents a reconciliation of operating income to Adjusted OIBDA (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Operating income	$76,181	$68,554	11.1%	$149,719	$134,049	11.7%
Depreciation and amortization	36,089	36,479	(1.1%)	72,294	73,915	(2.2%)
Deferred compensation	204	—	NM	408	—	NM

Adjusted OIBDA	$112,474	$105,033	7.1%	$222,421	$207,964	7.0%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
HSD	$113,331	$100,023	13.3%	$222,767	$197,524	12.8%
Video	102,629	107,812	(4.8%)	205,824	215,484	(4.5%)
Phone	16,172	15,271	5.9%	32,090	30,420	5.5%
Business services	43,491	41,682	4.3%	85,841	81,835	4.9%
Advertising	8,780	9,964	(11.9%)	17,135	19,170	(10.6%)

Total revenues	$284,403	$274,752	3.5%	$563,657	$544,433	3.5%

Average total monthly revenue per customer relationship (1)	$124.82	$121.06	3.1%	$124.18	$120.02	3.5%

	June 30,
	2019	2018	% Change
HSD customers	721,000	690,000	4.5%
Video customers	412,000	447,000	(7.8%)
Phone customers	341,000	332,000	2.7%

Primary service units (PSUs)	1,474,000	1,469,000	0.3%
Customer relationships	760,000	757,000	0.4%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 3.5% for each of the three and six months ended June 30, 2019, primarily due to greater HSD and, to a much lesser extent, business services and phone revenues, offset in part by lower video and, to a much lesser extent, advertising revenues.

We gained 1,000 and 7,000 customer relationships during the three and six months ended June 30, 2019, respectively, compared to gains of 1,000 and 2,000 customer relationships during the respective prior year periods. Average total monthly revenue per customer relationship was $124.82 and $124.18 for the three and six months ended June 30, 2019, respectively, representing increases of 3.1% and 3.5% over the respective prior year periods.

HSD

HSD revenues rose 13.3% and 12.8% for the three and six months ended June 30, 2019, respectively, mainly as a result of more customers paying higher rates for faster speed tiers and, to a lesser extent, larger residential HSD customer bases compared to the prior year periods. We gained 8,000 and 22,000 HSD customers during the three and six months ended June 30, 2019, respectively, compared to gains of 11,000 and 22,000 HSD customers during the respective prior year periods. As of June 30, 2019, we served 721,000 HSD customers, or 47.3% of estimated homes passed.

Video

Video revenues declined 4.8% and 4.5% for the three and six months ended June 30, 2019, respectively, principally due to smaller residential video customer bases compared to the prior year periods, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, more customers taking our advanced set-tops. We lost 10,000 and 16,000 video customers during the three and six months ended June 30, 2019, respectively, compared to losses of 6,000 and 8,000 during the respective prior year periods. As of June 30, 2019, we served 412,000 video customers, or 27.1% of estimated homes passed, and 42.4% of our residential video customers took our DVR service, which represents the largest component of advanced video services revenues.

Phone

Phone revenues increased 5.9% and 5.5% for the three and six months ended June 30, 2019, respectively, primarily due to larger residential phone customer bases compared to the prior year periods, offset in part by greater levels of discounting within the bundled packaging of our services. We lost 1,000 phone customers and gained 2,000 phone customers during the three and six months ended June 30, 2019, respectively, compared to gains of 9,000 and 20,000 phone customers during the respective prior year periods. As of June 30, 2019, we served 341,000 phone customers, or 22.4% of estimated homes passed.

Business Services

Business services revenues grew 4.3% and 4.9% for the three and six months ended June 30, 2019, respectively, primarily due to larger SMB customer bases compared to the prior year periods, offset in part by lower cell tower backhaul revenues.

Advertising

Advertising revenues fell 11.9% and 10.6% for the three and six months ended June 30, 2019, respectively, principally due to lower levels of political advertising and, to a lesser extent, smaller video customer bases compared to the prior year periods.

Costs and Expenses

Service Costs

Service costs increased 1.9% and 2.0% for the three and six months ended June 30, 2019, respectively, primarily due to greater field operating, employee and video programming costs. Field operating costs rose 8.4% and 4.7% for the three and six months ended June 30, 2019, respectively, primarily due to greater plant repair and maintenance costs. Employee costs grew 7.0% and 7.3% for the three and six months ended June 30, 2019, respectively, principally due to greater field employee staffing and compensation levels. Programming costs were 0.2% and 1.2% higher for the three and six months ended June 30, 2019, respectively, mainly due to contractual increases under agreements with certain local broadcast stations and cable networks, offset in part by smaller video customer bases compared to the prior year periods. Service costs as a percentage of revenues were 41.3% and 42.0% for the three months ended June 30, 2019 and 2018, respectively, and 41.3% and 41.9% for the six months ended June 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 0.8% and 0.6% for the three and six months ended June 30, 2019, respectively, largely a result of lower bad debt and marketing expenses and taxes and fees, mostly offset by greater employee expenses. Bad debt expenses fell 18.1% and 14.5% for the three and six months ended June 30, 2019, respectively, substantially due to lower write-offs associated with customer accounts. Marketing expenses declined 5.2% and 4.7% for the three and six months ended June 30, 2019, respectively, mainly due to lower spending on print, mail and television advertising and lower spending on the marketing of our business services. Taxes and fees decreased 6.2% and 4.1% for the three and six months ended June 30, 2019, respectively, mainly due to lower property taxes and franchise fees. Employee expenses grew 7.2% and 3.8% for the three and six months ended June 30, 2019, respectively, primarily due to greater customer service and advertising staffing and compensation levels. Selling, general and administrative expenses as a percentage of revenues were 17.1% and 17.9% for the three months ended June 30, 2019 and 2018, respectively, and 17.1% and 17.8% for the six months ended June 30, 2019 and 2018, respectively.

Management Fee Expense

Management fee expense grew 12.1% and 11.0% for the three and six months ended June 30, 2019, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.1% and 1.9% for the three months ended June 30, 2019 and 2018, respectively, and 2.2% and 2.1% for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization was 1.1% and 2.2% lower for the three and six months ended June 30, 2019, respectively, mainly due to older investments in customer premise equipment and network assets becoming fully depreciated, offset in part by depreciation of investments in newer customer premise equipment, business customer support equipment and software and HSD bandwidth expansion.

Operating Income

Operating income rose 11.1% and 11.7% for the three and six months ended June 30, 2019, respectively, primarily due to the increase in revenues, offset in part by higher service costs.

Interest Expense, Net

Interest expense, net, increased 1.8% for the three months ended June 30, 2019, due to a higher average cost of debt, mostly offset by lower average outstanding indebtedness.

Interest expense, net, fell 9.1% for the six months ended June 30, 2019, due to lower average outstanding indebtedness, offset in part by a higher average cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net loss on derivatives of $0.8 million for the three months ended June 30, 2018, and a net gain on derivatives of $0.7 million for the six months ended June 30, 2018. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.9 million for each of the three and six months ended June 30, 2019, which represented the write-off of unamortized financing costs associated with the partial repayment of the 5 1⁄2% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Loss on early extinguishment of debt totaled $12.2 million for each of the three and six months ended June 30, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs associated with the repayment of certain previously existing senior notes.

Other Expense, Net

Other expense, net, was $0.2 million for the three months ended June 30, 2019, representing $0.3 million of revolving credit commitment fees, offset in part by $0.1 million of other income, and $0.3 million for the three months ended June 30, 2018, substantially representing revolving credit commitment fees.

Other expense, net, was $0.5 million for the six months ended June 30, 2019, representing $0.7 million of revolving credit commitment fees, offset in part by $0.2 million of other income, and $0.6 million for the six months ended June 30, 2018, substantially representing revolving credit commitment fees.

Net Income

As a result of the factors described above, we recognized net income of $61.5 million and $41.9 million for the three months ended June 30, 2019 and 2018, respectively, and $120.6 million and $91.4 million for the six months ended June 30, 2019 and 2018, respectively.

Adjusted OIBDA

Adjusted OIBDA grew 7.1% and 7.0% for the three and six months ended June 30, 2019, respectively, substantially due to the increase in revenues and, to a much lesser extent, lower selling, general and administrative expenses, offset in part by higher service costs and, to a much lesser extent, management fees.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and certain periodic distributions to MCC. As of June 30, 2019, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $12.7 million of cash and approximately $142.8 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to $222.8 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

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

2019 Financing Activity

On March 15, 2019, we called for the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes. On April 15, 2019, approximately $117.9 million of available cash, along with $32.1 million of borrowings under our revolving credit commitments, were used to fund the redemption of $150.0 million principal amount outstanding of the 5 1⁄2% Notes at a redemption price of 100.0% for each $1,000 principal amount redeemed, or approximately $150.0 million. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. See Note 6 in our Notes to Consolidated Financial Statements.

On June 4, 2019, we made a cash distribution aggregating $200.0 million to MCC, which was fully funded by borrowings under our revolving credit facility. See Note 8 in our Notes to Consolidated Financial Statements.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $184.5 million for the six months ended June 30, 2019, primarily due to Adjusted OIBDA of $222.4 million, offset in part by interest expense of $27.7 million and the $11.6 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to decreases in accounts payable to affiliates of $10.3 million, in accounts payable, accrued expenses and other current liabilities of $3.7 million and in other non-current liabilities of $1.8 million, offset in part by decreases in accounts receivable, net of $2.6 million and in prepaid expenses and other assets of $1.8 million.

Net cash flows provided by operating activities were $167.5 million for the six months ended June 30, 2018, primarily due to Adjusted OIBDA of $208.0 million, offset in part by interest expense of $30.5 million and, to a much lesser extent, the $11.6 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $7.0 million and in accounts payable to affiliates of $6.8 million, offset in part by a decrease in accounts receivable, net, of $2.0 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $76.3 million for the six months ended June 30, 2019, substantially comprising $79.1 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.5 million.

Net cash flows used in investing activities were $84.4 million for the six months ended June 30, 2018, substantially comprising $85.3 million of capital expenditures.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Customer premise equipment	$33,583	$38,621	$(5,038)
Enterprise networks	5,319	4,320	999
Scalable infrastructure	12,268	20,060	(7,792)
Line extensions	7,943	5,477	2,466
Upgrade / rebuild	12,906	10,311	2,595
Support capital	7,083	6,539	544

Total capital expenditures	$79,102	$85,328	$(6,226)

The decrease in capital expenditures largely reflects lower spending in: (i) scalable infrastructure, mainly due to lower spending on HSD bandwidth expansion; and (ii) customer premise equipment, primarily due to lower spending on modems for our HSD service and reduced installation and fulfillment expenditures associated with lower connect activity; offset in part by greater spending in: (i) upgrade and rebuild, principally due to restoration activity in areas affected by Hurricane Michael in October 2018; and (ii) line extensions, chiefly on the expansion of our residential network.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $125.5 million for the six months ended June 30, 2019, primarily comprising $354.6 million of capital distributions to our parent, MCC, the $150.0 million partial redemption of the 5 1⁄2% Notes and $9.0 million of dividend payments on preferred members’ interest, offset in part by $212.5 million of net borrowings under our bank credit facility and $175.7 million of capital contributions from MCC.

Net cash flows used in financing activities were $84.2 million for the six months ended June 30, 2018, substantially a result of the $300.0 million redemption of certain previously existing senior notes, $9.6 million for the redemption price paid above par associated with these previously existing senior notes, $9.0 million of dividend payments on preferred member’s interest and $8.8 million of capital distributions to our parent, MCC, offset in part by $188.0 million of capital contributions from our parent, MCC, $50.5 million of net borrowings under our bank credit facility, and $4.7 million of other financing activities.

Capital Structure

As of June 30, 2019, our total indebtedness was $1.287 billion, of which approximately 4% was at fixed interest rates. During the six months ended June 30, 2019, we paid cash interest of $32.2 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2019, we maintained a $1.389 billion credit facility, comprising $1,014.1 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had approximately $142.8 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $222.8 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.6 to 1.0 and an interest coverage ratio of 6.1 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We periodically enter into interest rate exchange agreements (which we refer to as “interest rate swaps”) with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. As of June 30, 2019, we had no current or forward-starting interest rate swaps.

Senior Notes

As of June 30, 2019, we had $50 million of outstanding senior notes, all of which comprised the 5 1⁄2% Notes. On April 15, 2019, we repaid $150.0 million principal amount outstanding of the 5 1/2% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through June 30, 2019, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 2.9 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2019.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2019.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of June 30, 2019.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 7, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 7, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer