Form 10-Q
period 2019-09-30
MEDIACOM BROADBAND LLC; MEDIACOM BROADBAND CORP
filed 2019-11-06
CIK 1161364, 1161366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

This Quarterly Report on Form 10-Q is for the nine months ended September 30, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,588	$29,964
Accounts receivable, net of allowance for doubtful accounts of $3,487 and $3,554	38,583	40,252
Prepaid expenses and other current assets	25,295	24,347

Total current assets	79,466	94,563
Property, plant and equipment, net of accumulated depreciation of $1,791,803 and $1,730,750	859,747	850,638
Right-of-use operating assets	24,417	—
Franchise rights	1,176,364	1,176,364
Goodwill	195,855	195,855
Other assets, net of accumulated amortization of $6,483 and $5,761	13,349	14,312

Total assets	$2,349,198	$2,331,732

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$148,977	$146,080
Accounts payable - affiliates	14,327	20,104
Deferred revenue - current	22,503	22,345
Current portion of long-term debt	20,500	20,500

Total current liabilities	206,307	209,029
Long-term debt, net (less current portion)	1,166,590	1,190,557
Deferred revenue - non-current	8,201	8,237
Right-of-use operating liabilities - non-current	19,616	—

Total liabilities	1,400,714	1,407,823

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY
Capital (distributions) contributions	(43,743)	99,358
Retained earnings	842,227	674,551

Total member’s equity	798,484	773,909

Total liabilities, preferred members’ interest and member’s equity	$2,349,198	$2,331,732

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$284,510	$276,394	$848,167	$820,827
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	116,634	115,781	349,446	344,090
Selling, general and administrative expenses	51,257	51,768	147,489	148,578
Management fee expense	6,900	6,325	19,500	17,675
Depreciation and amortization	37,529	36,933	109,823	110,848

Operating income	72,190	65,587	221,909	199,636
Interest expense, net	(13,844)	(13,039)	(41,536)	(43,509)
Gain (loss) on derivatives, net	2,312	(1,526)	2,312	(875)
Loss on early extinguishment of debt (Note 6)	—	—	(899)	(12,216)
Other (expense) income, net	(67)	371	(610)	(211)

Net income	$60,591	$51,393	$181,176	$142,825
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(13,500)	(13,500)

Net income applicable to member	$56,091	$46,893	$167,676	$129,325

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Capital (Distributions) Contributions	Retained Earnings	Total Member’s Equity
Balance, December 31, 2017	$(98,268)	$496,096	$397,828
Net income	—	142,825	142,825
Dividend payments to related party on preferred members’ interest	—	(13,500)	(13,500)
Capital contributions from parent	208,000	—	208,000
Capital distributions to parent	(9,300)	—	(9,300)
Revenue recognition adoption (Note 12)	—	(1,230)	(1,230)
Other	93	—	93

Balance, September 30, 2018	$100,525	$624,191	$724,716

Balance, December 31, 2018	$99,358	$674,551	$773,909
Net income	—	181,176	181,176
Dividend payments to related party on preferred members’ interest	—	(13,500)	(13,500)
Capital contributions from parent	211,430	—	211,430
Capital distributions to parent	(354,600)	—	(354,600)
Other	69	—	69

Balance, September 30, 2019	$(43,743)	$842,227	$798,484

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,176	$142,825
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	109,823	110,848
Deferred compensation	612	—
(Gain) loss on derivatives, net	(2,312)	875
Loss on early extinguishment of debt	899	2,651
Amortization of deferred financing costs	2,877	3,227
Debt extinguishment costs	—	9,565
Changes in assets and liabilities:
Accounts receivable, net	1,669	(3,059)
Prepaid expenses and other assets	4,311	3,744
Accounts payable, accrued expenses and other current liabilities	(685)	(7,483)
Accounts payable - affiliates	(5,777)	(2,419)
Deferred revenue - current	158	132
Deferred revenue - non-current	(36)	292
Other non-current liabilities	(2,007)	—

Net cash flows provided by operating activities	$290,708	$261,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(119,089)	$(128,571)
Change in accrued property, plant and equipment	(1,726)	2,582
Proceeds from sale of assets	342	898

Net cash flows used in investing activities	$(120,473)	$(125,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$558,000	$427,125
Repayment of bank debt	(435,125)	(443,375)
Redemption of senior notes	(150,000)	(300,000)
Dividend payments on preferred members’ interest (Note 7)	(13,500)	(13,500)
Capital contributions from parent (Note 8)	211,430	208,000
Capital distributions to parent (Note 8)	(354,600)	(9,300)
Debt extinguishment costs	—	(9,565)
Other financing activities	(816)	4,205

Net cash flows used in financing activities	$(184,611)	$(136,410)

Net change in cash	(14,376)	(303)
CASH, beginning of period	29,964	12,606

CASH, end of period	$15,588	$12,303

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”) is a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”). MCC’s business is the operation of cable systems serving smaller cities and towns in the United States, and its cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, a New York limited liability company wholly-owned by MCC. As limited liability companies, we and Mediacom LLC are not subject to income taxes and, as such, are included in the consolidated federal and state income tax returns of MCC, a C corporation.

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

Accounting Pronouncements with Future Adoption Dates

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income including loans, debt securities, trade receivables, net investments in leases, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect that ASU 2016-13 will have a material impact on our financial position, operations or cash flows upon adoption.

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

In August 2018, the FASB issued ASU 2018-15 — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for us for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to adopt ASU 2018-15 on a prospective basis. We do not expect that ASU 2018-15 will have a material impact on our financial position, operations or cash flows upon adoption.

3. FAIR VALUE

Our financial assets and liabilities are measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”), have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows (dollars in thousands):

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,312	$—	$2,312

Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$—	$—	$—

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

As of September 30, 2019, we recorded a current asset of $1.5 million and a long-term asset of $0.8 million, and no current or long-term liability. As of December 31, 2018, we had no interest rate swaps.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $2.3 million and a net loss on derivatives of $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and a net gain on derivatives of $2.3 million and a net loss on derivatives of $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Cable systems, equipment and customer devices	$2,542,361	$2,467,534
Vehicles	43,809	49,784
Buildings and leasehold improvements	39,503	38,366
Furniture, fixtures and office equipment	18,093	17,919
Land and land improvements	7,784	7,785

Property, plant and equipment, gross	$2,651,550	$2,581,388
Accumulated depreciation	(1,791,803)	(1,730,750)

Property, plant and equipment, net	$859,747	$850,638

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Accrued programming costs	$37,375	$33,335
Accounts payable - trade	28,604	32,237
Accrued taxes and fees	18,306	17,761
Accrued payroll and benefits	15,634	15,412
Accrued service costs	11,668	5,624
Advance customer payments	8,429	8,689
Accrued property, plant and equipment	8,406	10,132
Bank overdrafts (1)	7,251	8,067
Accrued marketing costs	5,356	3,694
Accrued administrative costs	4,703	5,568
Accrued interest	1,476	2,809
Accrued telecommunications costs	1,083	1,036
Other accrued expenses	686	1,716

Accounts payable, accrued expenses and other current liabilities	$148,977	$146,080

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Bank credit facility	$1,147,250	$1,024,375
5 1⁄2% senior notes due 2021	50,000	200,000

Total debt	$1,197,250	$1,224,375
Less: current portion	20,500	20,500

Total long-term debt, gross (less current portion)	$1,176,750	$1,203,875
Less: deferred financing costs, net	10,160	13,318

Total long-term debt, net (less current portion)	$1,166,590	$1,190,557

2019 Financing Activity

On March 15, 2019, we called for the irrevocable redemption of $150.0 million principal amount outstanding of our 5 1⁄2% senior notes due March 2021 (the “5 1⁄2% Notes”) and, on April 15, 2019, we redeemed $150.0 million of principal amount outstanding of the 5 1⁄2% Notes at a redemption price of 100.0% for each $1,000 principal amount redeemed or approximately $150.0 million. Such redemption was funded with $117.9 million of available cash and $32.1 million of borrowings under our revolving credit facility. Upon completion of the partial redemption, $50.0 million principal amount of the 5 1⁄2% Notes remained outstanding. As a result of the partial redemption of the 5 1⁄2% Notes, we recorded a loss on early extinguishment of debt of $0.9 million for the nine months ended September 30, 2019, which represented the write-off of unamortized financing costs.

Bank Credit Facility

As of September 30, 2019, we maintained a $1.384 billion credit facility (the “credit facility”), comprising:

•	$375.0 million of revolving credit commitments, which expire on November 2, 2022;

•	$225.0 million of outstanding borrowings under Term Loan A-1, which mature on November 2, 2022;

•	$784.0 million of outstanding borrowings under Term Loan M, which mature on January 15, 2025;

As of September 30, 2019, we had approximately $227.4 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $138.3 million of outstanding loans and $9.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of September 30, 2019, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement. As of the same date, the credit agreement allowed for the full or partial repayment of any outstanding debt under the credit facility at par value any time prior to maturity.

Interest Rate Swaps

We periodically enter into interest rate swaps with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that could result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes and have been accounted for on a mark-to-market basis for the three and nine months ended September 30, 2019.

As of September 30, 2019, we had interest rate swaps that fixed the variable portion of $200 million of borrowings at a weighted average rate of 1.3%, all of which were scheduled to expire during 2022. As of the same date, we also had forward starting interest rate swaps that will fix the variable portion of an additional $200 million of borrowings at a rate of 1.1% for a three-year period commencing in October 2019, all of which were scheduled to expire during 2022.

As of September 30, 2019, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.8%.

Senior Notes

As of September 30, 2019, we had $50.0 million of outstanding senior notes, all of which comprised our 5 1⁄2% Notes.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2019, we were in compliance with all covenants under the indenture. As of the same date, the indenture allowed for the full or partial repayment of any of our senior notes at par value at any time prior to maturity.

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

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon unobservable inputs that are corroborated by market data that we determine to be Level 2), were as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018
5 1⁄2% senior notes due 2021	$50,375	$200,500

Total senior notes	$50,375	$200,500

Bank credit facility	$1,153,620	$992,775

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment (“PMI”) from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We may voluntarily repay the PMI any time at par, and the operating subsidiaries of Mediacom LLC have the option to call for the redemption of the PMI upon the repayment of all of our outstanding senior notes. We paid $4.5 million in cash dividends on the PMI during each of the three months ended September 30, 2019 and 2018, and $13.5 million in cash dividends on the PMI during each of the nine months ended September 30, 2019 and 2018.

8. MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows. We received capital contributions from parent in cash of $211.4 million and $208.0 million during the nine months ended September 30, 2019 and 2018, respectively. We made capital distributions to parent in cash of $354.6 million and $9.3 million during the nine months ended September 30, 2019 and 2018, respectively.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day-to-day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $6.9 million and $6.3 million for the three months ended September 30, 2019 and 2018, respectively and $19.5 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required for our goodwill and other intangible assets as of September 30, 2019.

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

Nature of Services

Our primary revenue streams are subscription-based and comprise video service, high-speed data service and phone services. These services have base-level offerings and can be upgraded to premium level services. Residential customers can cancel them at any time with no penalty. Small-to-medium business customers and large enterprise-class customers (collectively, “business customers”) are generally subject to fixed-term contracts with penalties imposed for early cancellation. We recognize revenue as services are provided on a monthly basis in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Billing for all services (regardless of customer type) typically occurs in advance of services being delivered and paid by customers on a monthly basis.

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

Advertising sales represent another revenue stream and involve the insertion of commercials into various video and/or Internet platforms for an advertising customer. The performance obligation for these contracts is satisfied as the commercials are displayed. There are no agent relationships included in our delivery of our advertising services. Our obligation for returns and/or refunds is deemed insignificant. Revenue is recognized at a point in time as commercials are displayed by us and viewed by the public.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis within revenues with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.2 million and $5.4 for the three months ended September 30, 2019 and 2018, respectively and $15.8 million and $16.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Our revenues by type of service are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of service	2019	2018	2019	2018
HSD	$115,238	$102,834	$338,005	$300,358
Video	99,538	104,679	305,362	320,163
Phone	16,150	15,540	48,240	45,960
Business services	43,878	41,951	129,719	123,786
Advertising	9,706	11,390	26,841	30,560

Total revenues	$284,510	$276,394	$848,167	$820,827

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

We determine if an arrangement is a lease at inception. Operating lease assets on our Consolidated Balance Sheet represent our right to use an underlying asset for the operating lease term. Operating lease liabilities on our Consolidated Balance Sheet represent our obligation to make lease payments arising from the operating lease.

Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate, based on the information available at commencement date (since the implicit rate of our leases is not easily determinable). We determine the incremental borrowing rate as if we were to borrow an amount equal to the lease payments, on a collateralized basis, over a similar term. Management uses LIBOR and risk-adjusts that rate to approximate a collateralized rate for us, which will be updated on a quarterly basis for measurement of new lease liabilities. We apply the incremental borrowing rate on a portfolio basis to all asset classes.

The operating lease asset also includes any lease payments made and is adjusted for lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We account for variable lease payments, such as those amounts that are impacted by the consumer price index, as a separate component from lease expense in the subsequent period in which it applies. We account for lease and non-lease components within an operating lease arrangement as separate components. However, in instances where our customer premise equipment would qualify as a lease, we apply the practical expedient to combine the operating lease and the subscription service revenue as a single performance obligation in accordance with revenue recognition accounting guidance. We have determined that the subscription service is the predominant component.

The components of lease expense were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$1,460	$4,496
Short-term lease costs	919	2,855
Variable lease costs	112	370

Total lease expense	$2,491	$7,721

Sub-lease income was not material.

Supplemental cash flow information related to leases were as follows (dollars in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,601
Right-of-use assets obtained in exchange for lease obligations (non-cash)	$28,885
Weighted Average Remaining Lease Term:
Operating leases	7.0 years
Weighted Average Discount Rate:
Operating leases	4.6%

Our future minimum annual rental payments of our operating leases as of September 30, 2019 are listed as follows (dollars in thousands):

For the year ended	Future maturities
Three months ended December 31, 2019	$1,403
2020	5,418
2021	5,199
2022	4,361
2023	2,893
Thereafter	9,285

Total lease payments	$28,559
Imputed interest	4,350

Total operating lease liabilities	$24,209

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of $4.0 million, for the year ended December 31, 2018. Future minimum annual rental payments of our operating leases as of December 31, 2018 were as follows (dollars in thousands):

For the year ended December 31,	Amount
2019	$2,289
2020	1,831
2021	1,683
2022	1,454
2023	985
Thereafter	2,398

Total lease payments	$10,640

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$46,992	$43,312

Non-cash items:
Accounts receivable/deferred revenue - adjustment	$—	$32,848
Prepaid expenses and other current assets/deferred revenue - adjustment	$—	$15,756
Prepaid expenses and other current assets - reclassification	$—	$7,371
Deferred revenue - current/non-current - reclassification	$—	$7,962
Accounts payable/deferred revenue current - reclassification	$—	$6,507
Right-of-use assets/Right-of-use liabilities - capitalization	$28,885	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2019 and 2018, and with our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Mediacom Communications Corporation

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s fifth largest cable company based on the number of customers who purchase one or more video services, or video customers. MCC is the leading gigabit broadband provider to smaller markets primarily in the Midwest and Southeast. Through its fiber-rich network, MCC provides high-speed data (“HSD”), video, and phone services to households and businesses across 22 states. Through Mediacom Business, MCC delivers scalable broadband solutions to commercial and institutional customers of all sizes, and sells advertising and production services under the OnMedia brand.

MCC’s cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, another wholly-owned subsidiary of MCC. As of September 30, 2019, MCC’s cable systems passed an estimated 2.9 million homes and served approximately 1,316,000 HSD customers, 729,000 video customers and 616,000 phone customers, aggregating 2,661,000 primary service units (“PSUs”). As of the same date, MCC had 1,367,000 residential and business customer relationships.

The following discussion of financial condition and results of operations relates only to Mediacom Broadband LLC and not to the consolidated financial condition and results of operations of MCC.

Mediacom Broadband LLC

As of September 30, 2019, we served approximately 726,000 HSD customers, 400,000 video customers and 340,000 phone customers, aggregating 1,466,000 PSUs. As of the same date, we served 757,000 residential and business customer relationships.

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

Video programming costs, which are generally paid on a per-video customer basis, have historically represented our single largest expense. In recent years, we have experienced substantial increases in the per-unit cost of programming, which we believe will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption, customer growth and our equipment maintenance service agreements. Phone service costs are mainly determined by network configuration, customers’ long-distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming costs, will remain fairly consistent as a percentage of our revenues.

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

Actual Results of Operations

Three and Nine Months ended September 30, 2019 Compared to Three and Nine Months ended September 30, 2018

The table below sets forth our consolidated statements of operations and Adjusted OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$284,510	$276,394	2.9%	$848,167	$820,827	3.3%
Costs and expenses:
Service costs	116,634	115,781	0.7%	349,446	344,090	1.6%
Selling, general and administrative expenses	51,257	51,768	(1.0%)	147,489	148,578	(0.7%)
Management fee expense	6,900	6,325	9.1%	19,500	17,675	10.3%
Depreciation and amortization	37,529	36,933	1.6%	109,823	110,848	(0.9%)

Operating income	72,190	65,587	10.1%	221,909	199,636	11.2%
Interest expense, net	(13,844)	(13,039)	6.2%	(41,536)	(43,509)	(4.5%)
Gain (loss) on derviatives, net	2,312	(1,526)	NM	2,312	(875)	NM
Loss on early extinguishment of debt (Note 6)	—	—	NM	(899)	(12,216)	NM
Other (expense) income, net	(67)	371	NM	(610)	(211)	NM

Net income	$60,591	$51,393	17.9%	$181,176	$142,825	26.9%

Adjusted OIBDA	$109,923	$102,520	7.2%	$332,344	$310,484	7.0%

The table below represents a reconciliation of operating income to Adjusted OIBDA (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Operating income	$72,190	$65,587	10.1%	$221,909	$199,636	11.2%
Depreciation and amortization	37,529	36,933	1.6%	109,823	110,848	(0.9%)
Deferred compensation	204	—	NM	612	—	NM

Adjusted OIBDA	$109,923	$102,520	7.2%	$332,344	$310,484	7.0%

Revenues

The tables below set forth our revenues and selected customer and average total monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
HSD	$115,238	$102,834	12.1%	$338,005	$300,358	12.5%
Video	99,538	104,679	(4.9%)	305,362	320,163	(4.6%)
Phone	16,150	15,540	3.9%	48,240	45,960	5.0%
Business services	43,878	41,951	4.6%	129,719	123,786	4.8%
Advertising	9,706	11,390	(14.8%)	26,841	30,560	(12.2%)

Total revenues	$284,510	$276,394	2.9%	$848,167	$820,827	3.3%

Average total monthly revenue per customer relationship (1)	$125.03	$121.79	2.7%	$124.82	$120.72	3.4%

	September 30,
	2019	2018	% Change
HSD customers	726,000	694,000	4.6%
Video customers	400,000	437,000	(8.5%)
Phone customers	340,000	336,000	1.2%

Primary service units (PSUs)	1,466,000	1,467,000	(0.1%)
Customer relationships	757,000	756,000	0.1%

(1)	Represents average total monthly revenues for the period divided by average customer relationships for the period.

Revenues increased 2.9% and 3.3% for the three and nine months ended September 30, 2019, respectively, primarily due to greater HSD and, to a much lesser extent, business services and phone revenues, offset in part by lower video and, to a much lesser extent, advertising revenues.

We lost 3,000 and gained 4,000 customer relationships during the three and nine months ended September 30, 2019, respectively, compared to a loss of 1,000 and gain of 1,000 customer relationships during the respective prior year periods. Average total monthly revenue per customer relationship was $125.03 and $124.82 for the three and nine months ended September 30, 2019, respectively, representing increases of 2.7% and 3.4% over the respective prior year periods.

HSD

HSD revenues rose 12.1% and 12.5% for the three and nine months ended September 30, 2019, respectively, mainly as a result of more customers paying higher rates for faster speed tiers and, to a lesser extent, larger residential HSD customer bases compared to the prior year periods. We gained 5,000 and 27,000 HSD customers during the three and nine months ended September 30, 2019, respectively, compared to gains of 4,000 and 26,000 HSD customers during the respective prior year periods. As of September 30, 2019, we served 726,000 HSD customers, or 47.5% of estimated homes passed.

Video

Video revenues declined 4.9% and 4.6% for the three and nine months ended September 30, 2019, respectively, principally due to smaller residential video customer bases compared to the prior year periods, offset in part by rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and, to a lesser extent, more customers taking our advanced set-tops. We lost 12,000 and 28,000 video customers during the three and nine months ended September 30, 2019, respectively, compared to losses of 10,000 and 18,000 during the respective prior year periods. As of September 30, 2019, we served 400,000 video customers, or 26.2% of estimated homes passed, and 42.4% of our residential video customers took our DVR service, which represents the largest component of advanced video services revenues.

Phone

Phone revenues increased 3.9% and 5.0% for the three and nine months ended September 30, 2019, respectively, primarily due to larger residential phone customer bases compared to the prior year periods, offset in part by greater levels of discounting within the bundled packaging of our services. We lost 1,000 phone customers and gained 1,000 phone customers during the three and nine months ended September 30, 2019, respectively, compared to gains of 4,000 and 24,000 phone customers during the respective prior year periods. As of September 30, 2019, we served 340,000 phone customers, or 22.3% of estimated homes passed.

Business Services

Business services revenues grew 4.6% and 4.8% for the three and nine months ended September 30, 2019, respectively, primarily due to larger SMB customer bases compared to the prior year periods, offset in part by lower cell tower backhaul revenues.

Advertising

Advertising revenues fell 14.8% and 12.2% for the three and nine months ended September 30, 2019, respectively, principally due to lower levels of political advertising and, to a lesser extent, smaller video customer bases to potentially view such advertisements compared to the prior year periods.

Costs and Expenses

Service Costs

Service costs increased 0.7% and 1.6% for the three and nine months ended September 30, 2019, respectively, primarily due to greater video programming and field operating costs, offset in part by lower HSD delivery costs. Programming costs were 1.0% and 1.2% higher for the three and nine months ended September 30, 2019, respectively, mainly due to contractual increases under agreements with certain local broadcast stations and cable networks, substantially offset by smaller video customer bases compared to the prior year periods. Field operating costs rose 4.0% and 4.4% for the three and nine months ended September 30, 2019, respectively, primarily due to greater plant installation, repair and maintenance costs. HSD delivery costs fell 10.5% and 10.3% for the three and nine months ended September 30, 2019 and 2018, respectively, principally due to lower maintenance service agreements and self-installation costs. Service costs as a percentage of revenues were 41.0% and 41.9% for the three months ended September 30, 2019 and 2018, respectively, and 41.2% and 41.9% for the nine months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.0% and 0.7% for the three and nine months ended September 30, 2019, respectively, largely a result of lower marketing, office and bad debt expenses and, for the three months ended September 30, 2019, lower employee expenses. Marketing expenses declined 2.8% and 4.1% for the three and nine months ended September 30, 2019, respectively, mainly due to lower spending on print, mail and television advertising and third-party commission expenses. Office expenses fell 8.8% and 2.7% for the three and nine months ended September 30, 2019, respectively, primarily due to lower rent and equipment maintenance expenses. Bad debt expenses decreased 0.4% and 8.6% for the three and nine months ended September 30, 2019, respectively, substantially due to lower write-offs associated with customer accounts. Employee expenses decreased 4.3% for the three months ended September 30, 2019, primarily due to lower marketing and advertising staffing and compensation levels. Selling, general and administrative expenses as a percentage of revenues were 18.0% and 18.7% for the three months ended September 30, 2019 and 2018, respectively, and 17.4% and 18.1% for the nine months ended September 30, 2019 and 2018, respectively.

Management Fee Expense

Management fee expense grew 9.1% and 10.3% for the three and nine months ended September 30, 2019, respectively, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 2.4% and 2.3% for the three months ended September 30, 2019 and 2018, respectively, and 2.3% and 2.2% for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization was 1.6% higher for the three months ended September 30, 2019, respectively, mainly due to greater depreciation of investments in newer customer premise equipment, business customer support equipment and software and HSD bandwidth expansion, offset in part by older investments in customer premise equipment and network assets becoming fully depreciated.

Depreciation and amortization was 0.9% lower for the nine months ended September 30, 2019, respectively, mainly due to older investments in customer premise equipment and network assets becoming fully depreciated, offset in part by depreciation of investments in newer customer premise equipment, business customer support equipment and software and HSD bandwidth expansion.

Operating Income

Operating income rose 10.1% and 11.2% for the three and nine months ended September 30, 2019, respectively, principally due to the increase in revenues.

Interest Expense, Net

Interest expense, net, increased 6.2% for the three months ended September 30, 2019, due to a higher average cost of debt, offset in part by lower average outstanding indebtedness.

Interest expense, net, fell 4.5% for the nine months ended September 30, 2019, due to lower average outstanding indebtedness, offset in part by a higher average cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate exchange agreements, we recorded a net gain on derivatives of $2.3 million for each of the three and nine months ended September 30, 2019, and a net loss on derivatives of $1.5 million and $0.9 million for the three and nine months ended September 30, 2018, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $0.9 million for the nine months ended September 30, 2019, which represented the write-off of unamortized financing costs associated with the partial repayment of the 5 1⁄2% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Loss on early extinguishment of debt totaled $12.2 million for the nine months ended September 30, 2018, which represented the $9.6 million redemption price paid above par and the write-off of $2.6 million of unamortized financing costs associated with the repayment of certain previously existing senior notes.

Other (Expense) Income, Net

Other expense, net, was less than $0.1 million for the three months ended September 30, 2019, representing $0.2 million of revolving credit commitment fees, offset in part by $0.1 million of other income. Other income, net, was $0.4 million for the three months ended September 30, 2018, substantially due to a reversal of accruals associated with tower retirements, offset in part by $0.3 million of revolving credit commitment fees.

Other expense, net, was $0.6 million for the nine months ended September 30, 2019, representing $0.9 million of revolving credit commitment fees, offset in part by $0.3 million of other income, and $0.2 million for the nine months ended September 30, 2018, representing $1.0 million of revolving credit commitment fees, mostly offset by a reversal of accruals associated with tower retirements.

Net Income

As a result of the factors described above, we recognized net income of $60.6 million and $51.4 million for the three months ended September 30, 2019 and 2018, respectively, and $181.2 million and $142.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Adjusted OIBDA

Adjusted OIBDA grew 7.2% and 7.0% for the three and nine months ended September 30, 2019, respectively, substantially due to the increase in revenues and, to a much lesser extent, lower selling, general and administrative expenses, offset in part by higher service costs and, to a much lesser extent, management fees.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, and make scheduled and voluntary repayments of our indebtedness and certain periodic distributions to MCC. As of September 30, 2019, our near-term liquidity requirements included term loan principal repayments of $20.5 million over the next twelve months. As of the same date, our sources of liquidity included $15.6 million of cash and approximately $227.4 million of unused and available commitments under our $375.0 million revolving credit facility, after giving effect to $138.3 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

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

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $290.7 million for the nine months ended September 30, 2019, primarily due to Adjusted OIBDA of $332.3 million, offset in part by interest expense of $41.5 million and the $2.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to decreases in accounts payable to affiliates of $5.8 million and in other non-current liabilities of $2.0 million, offset in part by decreases in prepaid expenses and other assets of $4.3 million and in accounts receivable, net of $1.7 million.

Net cash flows provided by operating activities were $261.2 million for the nine months ended September 30, 2018, primarily due to Adjusted OIBDA of $310.5 million, offset in part by interest expense of $43.5 million and, to a much lesser extent, the $8.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $7.5 million, an increase in accounts receivable, net, of $3.1 million, and a decrease in accounts payable to affiliates of $2.4 million, offset in part by a decrease in prepaid expenses and other assets of $3.7 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $120.5 million for the nine months ended September 30, 2019, substantially comprising $119.1 million of capital expenditures and, to a much lesser extent, a net change in accrued property, plant and equipment of $1.7 million.

Net cash flows used in investing activities were $125.1 million for the nine months ended September 30, 2018, substantially comprising $128.6 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.6 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Customer premise equipment	$47,293	$61,602	$(14,309)
Enterprise networks	9,467	6,342	3,125
Scalable infrastructure	16,928	24,429	(7,501)
Line extensions	12,877	9,046	3,831
Upgrade / rebuild	19,868	15,292	4,576
Support capital	12,656	11,860	796

Total capital expenditures	$119,089	$128,571	$(9,482)

The decrease in capital expenditures largely reflects lower spending in: (i) customer premise equipment, primarily due to lower spending on set-tops for our video service and reduced installation and fulfillment expenditures associated with lower connect activity; and (ii) scalable infrastructure, mainly due to lower spending on HSD bandwidth expansion; offset in part by greater spending in: (i) upgrade and rebuild, principally due to restoration activity in areas affected by Hurricane Michael in October 2018; (ii) line extensions, chiefly on the expansion of our residential network; and (iii) enterprise networks, largely for upgraded electronic equipment for our enterprise customers and network construction for our cell tower backhaul customers.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $184.6 million for the nine months ended September 30, 2019, primarily comprising $354.6 million of capital distributions to our parent, MCC, the $150.0 million partial redemption of the 5 1⁄2% Notes and $13.5 million of dividend payments on preferred members’ interest, offset in part by $211.4 million of capital contributions from MCC and $122.9 million of net borrowings under our bank credit facility.

Net cash flows used in financing activities were $136.4 million for the nine months ended September 30, 2018, substantially as a result of the $300.0 million redemption of certain previously existing senior notes, $16.3 million of net repayments under our bank credit facility, $13.5 million of dividend payments on preferred member’s interest, $9.6 million for the redemption price paid above par associated with certain previously existing senior notes and $9.3 million of capital distributions to our parent, MCC, offset in part by $208.0 million of capital contributions from our parent, MCC, and $4.2 million of other financing activities.

Capital Structure

As of September 30, 2019, our total indebtedness was $1.197 billion, of which approximately 21% was at fixed interest rates. During the nine months ended September 30, 2019, we paid cash interest of $47.0 million, net of capitalized interest.

Bank Credit Facility

As of September 30, 2019, we maintained a $1.384 billion credit facility, comprising $1,009.0 million of term loans with maturities ranging from November 2022 to January 2025 and $375.0 million of revolving credit commitments, which are scheduled to expire in November 2022. As of the same date, we had approximately $227.4 million of unused lines under our revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $138.3 million of outstanding loans and $9.4 million of letters of credit issued to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through September 30, 2019, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 2.5 to 1.0 and an interest coverage ratio of 5.9 to 1.0. For the foreseeable future, we believe that our operating subsidiaries will maintain compliance with their covenants under the credit agreement.

Interest Rate Swaps

We periodically enter into interest rate swaps with various banks to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that could result from changes in market interest rates.

As of September 30, 2019, we had interest rate swaps that fixed the variable portion of $200 million of borrowings at a weighted average rate of 1.3%, all of which were scheduled to expire during 2022. As of the same date, we also had forward starting interest rate swaps that will fix the variable portion of an additional $200 million of borrowings at a rate of 1.1% for a three-year period commencing in October 2019, all of which were scheduled to expire during 2022.

As of September 30, 2019, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 3.8%.

Senior Notes

As of September 30, 2019, we had $50 million of outstanding senior notes, all of which comprised the 5 1⁄2% Notes. On April 15, 2019, we repaid $150.0 million principal amount outstanding of the 5 1⁄2% Notes. See Note 6 in our Notes to Consolidated Financial Statements.

Our senior notes are unsecured obligations, and the indenture governing the 5 1⁄2% Notes (the “indenture”) limits the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indenture) of 8.5 to 1.0. For all periods through September 30, 2019, we were in compliance with all covenants under the indenture including, as of the same date, a debt to operating cash flow ratio of 2.7 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indenture in the near future.

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

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2019, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of September 30, 2019.

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

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of September 30, 2019.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

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

Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2019.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101	The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 6, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 6, 2019	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer